Form 10-Q
period 1993-09-30
BETHLEHEM STEEL CORP /DE/
filed 1994-02-15
CIK 11860

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1993.
Commission file number 1-1941

BETHLEHEM STEEL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE
(State of incorporation)
24-0526133
(I.R.S. Employer Identification No.)

1170 Eighth Avenue
BETHLEHEM, PENNSYLVANIA
(Address of principal executive offices)

18016-7699
(Zip Code)

Registrant's telephone number, including area code:  (215) 694-2424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

Number of Shares of Common Stock Outstanding as of October 29, 1993:
           91,306,572
         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                     Page No.
PART I.  Financial Information

Consolidated Statements of Income-
   Nine Months Ended September 30, 1993
   and 1992 (unaudited). . . . . . . . . . . . . . .     2

Consolidated Balance Sheets-
   September 30, 1993 (unaudited), December 31, 1992
   and September 30, 1992 (unaudited). . . . . . . .     3

Consolidated Statements of Cash Flows-
   Nine Months Ended September 30, 1993 and
   1992 (unaudited). . . . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements . . . . .     5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . .     7


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . .    13

   Item 6.  Exhibits and Reports on Form 8-K . . . .    14


Signatures . . . . . . . . . . . . . . . . . . . . .    15

                          Bethlehem Steel Corporation

                     CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

 Three Months Ended                                        Nine Months Ended
    September 30                                              September 30
   1993      1992                                            1993       1992

$1,055.3  $1,007.8   Net Sales                            $3,193.1   $3,017.5

                     Costs and Expenses:
   926.4     960.9    Cost of sales                        2,873.9    2,839.3
    69.1      66.9    Depreciation                           206.3      197.5
                      Selling and general
    38.4      38.2     administration expense                116.7      116.9
 1,033.9   1,066.0   Total Costs and Expenses              3,196.9    3,153.7

    21.4     (58.2)  Income (Loss) from Operations            (3.8)    (136.2)

                     Financing Income (Expense):
   (15.8)    (13.1)   Interest and other financing costs     (48.0)     (43.5)
     1.6       1.1    Interest and other income                5.1        3.5

                     Income (Loss) before Income
                      Taxes and Cumulative Effect of
     7.2     (70.2)   Changes in Accounting Principles       (46.7)    (176.2)

    24.0      12.0   Benefit for Income Taxes (Note 2)        31.3       30.0

                     Income (Loss) before Cumulative
                      Effect of Changes in
    31.2     (58.2)   Accounting Principles                  (15.4)    (146.2)

                     Cumulative Effect of Changes
      -         -     in Accounting Principles (Note 1)         -      (250.0)

    31.2     (58.2)  Net Income (Loss)                       (15.4)    (396.2)

                     Dividend Requirements for Preferred
    10.6       5.8    and Preference Stock                    29.0       18.1

                     Net Income (Loss) Applicable to
$   20.6  $  (64.0)   Common Stock                        $  (44.4)  $ (414.3)



                     Per Common Share Amounts:
                      Income (Loss) before Cumulative
                        Effect of Changes in
$   0.23  $  (0.76)     Accounting Principles             $  (0.49)  $  (2.08)
$   0.23  $  (0.76)   Net Income (Loss)                   $  (0.49)  $  (5.24)

    91.1      84.3   Average primary shares outstanding       90.8       79.1

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem  Steel  Corporation
                          CONSOLIDATED  BALANCE  SHEETS
                              (dollars in millions)

                                     ASSETS
                                         September 30 December 31 September 30
                                              1993        1992        1992
                                            (unaudited)             (unaudited)
Current Assets:
  Cash and cash equivalents                $   232.5   $   208.2   $   126.8
  Receivables, less allowances                 475.1       403.3       472.5
  Inventories:
    Raw materials                              136.6       149.7       153.7
    Finished and semifinished                  211.4       171.1       154.1
    Contract work-in-progress, less
    billings                                    14.2        23.6        16.1
                                               362.2       344.4       323.9
  Other current assets                           5.1         5.5         8.5
Total Current Assets                         1,074.9       961.4       931.7
Investments and Miscellaneous Assets           135.3       150.2       151.9
Property, Plant and Equipment, less
  accumulated depreciation of $4,362.9,
  $4,255.1 and $4,265.1                      2,824.1     2,804.5     2,876.0
Deferred Income Tax Asset -
  net (Notes 1 and 2)                          947.8       915.0       905.0
Intangible Asset - Pensions (Note 3)           186.0       239.6       252.7
Total Assets                               $ 5,168.1   $ 5,070.7   $ 5,117.3

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   382.8   $   375.7   $   388.7
  Accrued employment costs (Note 1)            256.5       254.8       262.9
  Accrued taxes                                 59.1        67.5        72.5
  Debt and capital lease obligations           100.3        69.2        75.5
  Other current liabilities                    109.7       126.0       144.4
Total Current Liabilities                      908.4       893.2       944.0

Pension Liability (Note 3)                   1,086.8     1,188.7     1,165.9
Postretirement Benefits Other Than
  Pensions (Note 1)                          1,433.4     1,417.9     1,422.4
Long-term Debt and Capital Lease
  Obligations                                  728.5       726.8       756.7
Other Long-term Liabilities                    415.7       465.0       390.6

Stockholders' Equity:
  Preferred Stock                               11.6         6.5         6.5
  Preference Stock                               2.9         2.9         2.9
  Common Stock                                  93.2        92.5        92.5
  Common Stock held in treasury at cost        (59.7)      (59.7)      (59.6)
  Additional paid-in capital                 1,646.6     1,420.8     1,426.3
  Retained deficit                          (1,099.3)   (1,083.9)   (1,030.9)
Total Stockholders' Equity                     595.3       379.1       437.7
Total Liabilities and Stockholders' Equity $ 5,168.1   $ 5,070.7   $ 5,117.3

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (dollars in millions)
                                  (unaudited)
                                                       Nine Months Ended
                                                         September  30
                                                       1993         1992
Operating Activities:
   Net loss                                         $  (15.4)    $ (396.2)

   Adjustments for items not affecting cash
      from operating activities:
      Depreciation                                     206.3        197.5
      Cumulative Effect of Accounting Changes            -          250.0
      Deferred Income Taxes                            (32.8)       (30.0)
      Other - net                                        4.2          4.8

   Working capital (excluding financing and
      investing activities):
      Receivables                                      (71.8)       (70.3)
      Inventories                                      (17.8)       128.5
      Accounts payable                                  19.2        (56.8)
      Employment costs and other                       (28.3)        (9.8)

   Other - net                                           9.3          1.4
Cash Provided from Operating Activities                 72.9         19.1

Investing Activities:
   Capital expenditures                               (240.2)      (262.8)
   Cash proceeds from sale of businesses
      and assets                                        12.3         63.4
   Other - net                                          (2.3)        13.9
Cash Used for Investing Activities                    (230.2)      (185.5)

Financing Activities:
   Pension financing (funding) - net                   (52.1)       116.1
   Revolving and other credit borrowings
      (payments) - net                                 (80.0)       (54.0)
   Long-term debt and capital lease proceeds           166.2         84.6
   Long-term debt and capital lease payments           (54.0)       (69.7)
   Restructured facilities payments                    (20.9)       (21.9)
   Preferred Stock Issued                              248.4          -
   Common Stock Issued                                   0.1        171.3
   Cash dividends paid                                 (26.1)       (17.0)
Cash Provided from Financing Activities                181.6        209.4

Net Increase in Cash and Cash Equivalents               24.3         43.0
Cash and Cash Equivalent- Beginning of Period          208.2         83.8
                        - End of Period             $  232.5     $  126.8


Supplemental Cash Payment Information:
   Interest, net of amount capitalized              $   44.3     $   46.3
   Income taxes                                     $    6.0     $    1.2

The accompanying Notes are an integral part of the Consolidated Financial Statements.

              NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS


1. During 1992, we adopted two new Financial Accounting Standards Board Statements, No. 106, Accounting for Postretirement Benefits Other Than Pensions and No. 109, Accounting for Income Taxes. The first three quarters of 1992 have been restated to reflect these changes in accounting principles, and the first quarter of 1992 includes a $250 million net charge for the cumulative effect of changes in accounting principles.


       Statement No. 106 requires postretirement benefits other than pensions, principally healthcare and life insurance, to be accrued as an expense over the period active employees become eligible for the benefits. Previously, such retiree benefits were generally expensed as claims were incurred. Effective January 1, 1992, we recorded a $745 million charge, net of a $380 million deferred income tax benefit, for the cumulative effect of a change in an accounting principle under Statement No. 106. The effect of this accounting change was not material to our third quarter 1992 loss before the cumulative effect of changes in accounting principles.


       Statement No. 109 requires financial statements to reflect deferred taxes for the future tax consequences of events recognized in different years for financial reporting and tax reporting purposes. Effective January 1, 1992, we recorded a $495 million net deferred income tax asset as the cumulative effect of a change in an accounting principle. This accounting change reduced our third quarter 1992 loss before the cumulative effect of changes in accounting principles by $12 million.


2. On August 10, 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993. The Act increases the federal corporate income tax rate to 35% from 34%. In 1992, Bethlehem recorded a deferred income tax asset for the future benefit of its net operating loss carryforwards and other temporary differences, net of a valuation allowance, under Statement No. 109, Accounting for Income Taxes. This increase in the tax rate resulted in an increase in our deferred income tax asset of $25 million, net of a valuation allowance, which we recorded in the third quarter of 1993.


3. The recently negotiated labor contract with the USWA provides that certain COLA payments which employees have been receiving for a number of years will be included in the calculation of pension benefits. As a result, Bethlehem's pension liability will increase from about $1.1 billion to about $1.2 billion. In addition, since December 31, 1992, long-term interest rates have declined. If interest rates at December 31, 1993 are at lower levels than at December 31, 1992, Bethlehem will have to reduce the discount rate applied to its pension obligations which would result in an increase in the pension liability on Bethlehem's balance sheet. For each 25 basis point reduction in such discount rate the pension liability would increase by approximately $100 million. Any increases in the liability will also increase Bethlehem's related intangible asset and may result in a direct charge to stockholders' equity. However, it will have no immediate effect on cash flow. The amount of such increase and any charge to stockholders' equity will be based on the final 1993 year-end actuarial valuation, interest rates and asset values.

               NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS
                                  (continued)



4.     Segment Results (dollars in millions):
                                     (unaudited)

                                        1993                         1992
                             Third     Second      First     Fourth      Third
                           Quarter    Quarter    Quarter    Quarter    Quarter
Net Sales:
 Basic Steel Operations   $ 1,029.3  $ 1,077.3  $ 1,000.4  $   914.7  $   948.2
 Steel Related Operations      29.8       43.3       24.8       79.3       65.1
 Eliminations                  (3.8)      (3.2)      (4.8)      (3.6)      (5.5)
 Total                    $ 1,055.3  $ 1,117.4  $ 1,020.4  $   990.4  $ 1,007.8

Operating Income (Loss):
 Basic Steel Operations   $    30.0  $    11.4  $   (28.8) $   (79.0) $   (55.3)
 Steel Related Operations      (8.6)      (3.7)      (4.1)      28.2       (2.9)
 Total                    $    21.4  $     7.7  $   (32.9) $   (50.8) $   (58.2)

Shipments
 (thousands of net tons):
 Basic Steel Operations       2,160      2,290      2,219      2,060      2,101

Raw Steel Production
 (thousands of net tons):
 Basic Steel Operations       2,629      2,511      2,447      2,565      2,446


5. The Consolidated Financial Statements as of and for the three month and nine month periods ended September 30, 1993 and 1992 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.


6. These Consolidated Financial Statements should be read together with the 1992 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                        MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Review of Results:

Third Quarter and First Nine Months of 1993 -
Third Quarter and First Nine Months of 1992

     Bethlehem reported net income of $31 million for the third quarter of 1993 and a net loss of $15 million for the first nine months of 1993 compared to net losses of $58 million and $396 million for the third quarter and first nine months of 1992. Bethlehem's net income for the third quarter of 1993 includes a one-time tax benefit of $25 million resulting from new tax legislation (See Note 2 to the Consolidated Financial Statements) which offsets approximately $20 million in one-time unusual costs incurred in connection with recently completed labor negotiations. The improvement in Bethlehem's results for the third quarter of 1993 compared to the year earlier period was principally due to reduced operating costs, improved product mix at the Burns Harbor and Sparrows Point Divisions and higher realized prices.

     Bethlehem's net loss for the first nine months of 1992 included a $250 million charge for the cumulative effect of changes in accounting principles and a $25 million litigation charge. Excluding the effects of these charges, the improvement in Bethlehem's results for the first nine months of 1993 compared to the year earlier period was principally due to reduced operating costs, higher volume, and an improved product mix at the Burns Harbor and Sparrows Point Divisions.


Segment Results

     Basic Steel Operations. The Basic Steel Operations segment had income from operations of $30 million for the third quarter of 1993, compared to a loss from operations of $55 million for the third quarter of 1992. Operating income would have been higher in the third quarter of 1993 if it had not been for approximately $20 million in unusual costs arising from the phase-down of operations in connection with recently concluded labor negotiations at the Burns Harbor and Sparrows Point Divisions and a five week strike at an affiliated iron ore operation.

     The Basic Steel Operations segment reported income from operations of $13 million for the first nine months of 1993 compared to a loss from operations of $119 million for the year earlier period. The loss from operations for the first nine months of 1992 includes the previously mentioned litigation charge.

     Lower operating costs, increased volume, and an improved product mix at the Burns Harbor and Sparrows Point Divisions were the primary reasons for the improved results for the first nine months of 1993 over the same period in 1992. Product mix was better primarily because of the successful operation of the new hot-dip galvanizing lines at these Divisions which started up in December 1992. Operating results in 1993 have also benefited from Sparrows Point's modernized hot strip mill.

     While steel prices for some products have improved during 1993 and, on average, were higher in the third quarter of 1993 than in the third quarter of 1992, average realized steel prices for the first nine months of 1993 remained below the levels realized for the first nine months of 1992.

     A new six year labor agreement was reached with the United Steelworkers of America ("USWA") in early August covering employees at the Burns Harbor and Sparrows Point Divisions. The agreement provides for opportunities to reduce costs and for flexible work practices and opportunities to improve productivity in exchange for improved employment security. Employees will receive certain improvements to their pension benefits, a signing bonus and certain other bonuses, a $.50 per hour wage increase in August 1995 and profit sharing. The contract provides for a reopening of certain economic provisions after three years. A new six year labor agreement was also reached during the third quarter with USWA-represented employees at an affiliated iron ore operation following a five week strike.

     A weak market for structural products, competitive pressures and operating problems have adversely affected results at Bethlehem Structural Products. Structural Products is continuing with its cost reduction plan and work is beginning on its recently announced modernization program which, when implemented, should improve this Division's performance.

     At Pennsylvania Steel Technologies, significant progress is being made on the modernization program which is scheduled for completion during the second half of 1994 and which should make PST the leading low-cost domestic producer of quality rails and specialty bloom products.

     Steel Related Operations. The Steel Related Operations segment had losses from operations of $9 million and $16 million for the third quarter and first nine months of 1993 as the markets for these operations remain very depressed. In addition, the BethShip Division incurred unusual costs in connection with a new labor agreement which was reached after a two week strike. This segment had losses from operations of $3 million and $17 million for the third quarter and first nine months of 1992.

     The BethShip Division completed work on a tunnel fabrication contract during the third quarter of 1993 and has received a contract to renovate two vessels for the United States Ready Reserve fleet.

     BethForge, Inc. has announced the installation of an ingot teeming facility and vacuum degassing unit at Pennsylvania Steel Technologies to take advantage of the new D.C. electric furnace and ladle refining furnace being installed as part of that business's modernization program. This new facility, with its lower cost, higher quality ingots, will replace BethForge's existing steelmaking facility during 1995.


Liquidity

     Cash and cash equivalents were $233 million at September 30, 1993 compared to $208 million at December 31, 1992 and $127 million at September 30, 1992. Cash provided by operating activities was $73 million during the first nine months of 1993 compared to $19 million during the first nine months of 1992.

     Principal uses of cash during the first nine months of 1993 include capital expenditures, pension funding and an increase in working capital. Inventories were built during the third quarter in connection with recently concluded labor negotiations at the Burns Harbor and Sparrows Point Divisions and the upcoming blast furnace reline at Burns Harbor.

     During the third quarter, Bethlehem contributed $25 million to its pension fund for a total of $200 million for the first nine months of 1993.

     In August 1993, Bethlehem completed an offering of $105 million of 10-3/8% Senior Notes due 2003. The proceeds are being used to finance the construction of a coal injection facility at the Burns Harbor Division which will make this Division even more competitive by lowering its operating costs through elimination of the consumption of natural gas and reduction in the use of coke in the blast furnaces.

     At September 30, 1993, no amounts were outstanding under Bethlehem's 1992 revolving credit agreement and $106 million was used for letters of credit, leaving $294 million available for borrowing under such agreement.
Bethlehem's accounts receivable and inventories are pledged as collateral under the 1992 agreement. The 1992 agreement contains a restrictive covenant that requires Bethlehem to maintain a minimum adjusted tangible net worth. Bethlehem's adjusted tangible net worth exceeded this requirement by approximately $546 million at September 30, 1993.

     During the first six months of 1993, Bethlehem borrowed the remaining $49 million available under its $270 million loan agreement to fund construction of the two new hot- dip galvanizing lines at the Sparrows Point and Burns Harbor Divisions. Borrowings are collateralized by the galvanizing lines. Borrowings of $120 million bear interest at 5.99 percent per annum and the balance of borrowings bear interest based on the London Interbank Offered Rate. Repayment of this loan began during the third quarter of 1993 and is being amortized ratably in equal semiannual installments over a seven year period.

     Debt and capital lease obligations totaling $134 million were repaid during the first nine months of 1993, including repayments under the 1992 credit agreement. In addition to capital expenditures and contributions to the pension fund, major uses of funds during the remainder of 1993 include the repayment of approximately $18 million of additional debt and capital lease obligations. Bethlehem expects to maintain an adequate level of liquidity through cash flow from operations, availability of borrowings under its 1992 revolving credit agreement, asset sales and potential debt and equity financings. In addition, because Bethlehem has made contributions to its pension fund in excess of requirements under the Employee Retirement Income Security Act of 1974, it could defer all pension funding for at least two years, although it presently has no plans to do so.


Capital Expenditures

     Capital expenditures were $240 million during the first nine months of 1993 compared to $263 million during the year earlier period. Bethlehem currently estimate that capital expenditures will be about $350 million in 1993 compared to $329 million in 1992. Capital expenditures for 1993 include about $55 million for the coal injection facility at Burns Harbor.

     Capital expenditures are expected to increase in 1994 and will include the following projects: rebuild of a coke oven battery, reline of a blast furnace and construction of the coal injection facility at Burns Harbor; completion of the modernization program for Pennsylvania Steel Technologies; and expenditures for the modernization project at Bethlehem Structural Products Corporation.


Dividends

     On October 27, 1993, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable December 10, 1993 to holders of record on November 10, 1993. No dividend was declared on Bethlehem's Common Stock.

Substantial Employee Postretirement Obligations

     The recently negotiated labor contract with the USWA provides that certain cost of living adjustment payments which employees have been receiving for a number of years will be included in the calculation of pension benefits. As a result Bethlehem's pension liability will increase from about $1.1 billion to about $1.2 billion. In addition, since December 31, 1992, long-term interest rates have declined. If interest rates at December 31, 1993 are at lower levels than at December 31, 1992, Bethlehem will have to reduce the discount rate applied to its pension obligations which would result in an increase in the pension liability on Bethlehem's balance sheet. For each 25 basis point reduction in such discount rate the pension liability would increase by approximately $100 million. Any increases in the liability will also increase Bethlehem's related intangible asset and may result in a direct charge to stockholders' equity. However, it will have no immediate effect on cash flow. The amount of such increase and any charge to stockholders' equity will be based on the final 1993 year-end actuarial valuation, interest rates and asset values.

     Legislation has been introduced into Congress which could potentially increase Bethlehem's required annual contributions to its pension plans. The prospects for passage of such legislation and the specific impact on Bethlehem are uncertain.


Trade Matters

     The recent round of unfair trade cases resulted in significant but only partial relief for United States steelmakers. Bethlehem and five other leading domestic steel producers have filed appeals in 42 countervailing and antidumping duty cases, primarily involving hot and cold-rolled steel products, in which the United States International Trade Commission ("ITC") issued negative injury determinations in July. Bethlehem believes those negative determinations are contrary to the facts and the law. Bethlehem is also vigorously defending appeals brought by foreign producers in the 30 cases, primarily involving corrosion resistant sheet and plate products, where the ITC found that unfairly traded imports had caused injury to United States producers. In addition, Bethlehem is asking the government to take appropriate actions with respect to dumped and subsidized foreign steel.

     Bethlehem continues to work with the Clinton Administration and Congress to ensure that United States trade laws are not impaired. Bethlehem supports a successful completion to the Uruguay Round including correction of the defects in the Dunkel draft and a comprehensive, effective and enforceable Multilateral Steel Agreement that does not limit the ability of domestic industries to utilize the trade laws to counter the effects of unfair trade.

Outlook

     Bethlehem continues to see encouraging signs of a moderate recovery in both the general economy and most of its markets. Orders for light flat rolled products remain at moderately strong levels. Bethlehem does not believe that there will be a disruptive surge of steel imports as a result of the recent ITC ruling. The economies of Europe and Japan should gradually emerge from recession to join other expanding economies and produce stronger global steel demand in 1994. The near-term United States business outlook is for slow growth, low inflation and continued competitive pressures yielding only a slight rise in domestic industry shipments from 86 million tons this year to 87 million tons in 1994.

     Bethlehem will continue to focus on its customers' needs, reduce costs, increase sales of higher margin products, modernize our operations, improve quality and customer service and move towards a leaner, more decentralized organization. These actions, as well as moderate improvement in key steel markets and achieving fair trade in steel, should enable Bethlehem to be profitable in the fourth quarter of 1993.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

          Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests.

          The following previously reported legal proceedings had developments during the third quarter of 1993:

          On October 16, 1990, the Justice Department on behalf of the United States Environmental Protection Agency ("EPA") filed a civil action against Bethlehem in the United States District Court for the Northern District of Indiana seeking injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA") and the Safe Drinking Water Act with respect to the Burns Harbor plant, including failure to manage certain of the plant's sludges as hazardous wastes, and failure to begin a corrective action program pursuant to the terms of a previously issued underground injection permit. On March 19, 1993, the Court issued a Memorandum Opinion and Order granting Partial Summary Judgment for the government concerning the liability issues in the case and ordering Bethlehem to comply with interim status requirements of RCRA for its terminal polishing lagoons and landfill and to comply with the corrective action requirements of Bethlehem's underground injection well permits. A hearing on the civil penalty issue was concluded on July 21, 1993, and on August 31, 1993 the Court entered a judgment against Bethlehem for $6 million. This sum consisted of $4.2 million for alleged permit violations and $1.8 million for the alleged landfill violations. Bethlehem continues to believe that it has meritorious defenses and that the trail court's decisions are erroneous. Bethlehem has filed a Notice of Appeal with the United States Court of Appeals for the Seventh Circuit appealing the trial court's grant of summary judgment, and, in addition, Bethlehem intends to file a timely appeal to the United States Court of Appeals for the 7th Circuit concerning the trail court's penalty determination.

          On October 1, 1991, the Justice Department on behalf of the EPA filed a civil action against Bethlehem in the United States District Court for the Western District of New York. The complaint seeks injunctive relief and civil penalties for alleged violations of Section 112 of the Clean Air Act and the asbestos National Emissions Standards for Hazardous Air Pollutants ("NESHAP") regulations promulgated thereunder, which allegedly took place as a result of asbestos removal activities during the demolition of the basic oxygen furnace and the slab mill at the Lackawanna plant. Consent
Decrees, which resolve all claims raised against Bethlehem in the Complaint, were entered by the Court on or about September 1, 1993 following the required 30 day public comment period. The Consent Decrees require Bethlehem to pay civil penalties of $512,500 and to comply with a remedial program applicable to asbestos removal operations conducted at the Lackawanna plant during the three year period following entry of the decrees.

          Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at September 30, 1993.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          The following is an index of the exhibits included in this Report on Form
     10-Q.

          11.  Statement regarding computation of per share earnings.

     (b)  Reports on Form 8-K.

          During the quarter ended September 30, 1993, no reports on Form 8-K were filed by Bethlehem.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, Bethlehem Steel Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Bethlehem Steel Corporation
                                        (Registrant)
                                  by


                                  /s/ L. A. Arnett
                                  ----------------
                                      L. A. Arnett
                                      Vice President and
                                      Controller (principal
                                      accounting officer)

Date:  November 12, 1993

                               EXHIBIT INDEX

        The following is an index of the exhibits included in this Report:


Item No. 11

Exhibit Statement Regarding Computation of Per Share Earnings

Sequential Page Number 17
                                                               EXHIBIT (11)

                          Bethlehem Steel Corporation

             Statement Regarding Computation of Earnings Per Share

      (dollars in millions and shares in thousands, except per share data)

  Three Months                                                   Nine Months
Ended September 30                                            Ended September 30
 1993     1992            Primary Earnings Per Share            1993      1992

 $31.2   ($58.2)   Net Income (Loss)                           ($15.4)  ($396.2)
                   Less Dividend Requirements:
  (2.5)    (2.5)     $2.50 Preferred Dividend                    (7.5)     (7.5)
  (3.1)    (3.1)     $5.00 Preferred Dividend                    (9.4)     (9.4)
  (4.5)      -       $3.50 Preferred Dividend                   (10.3)       -
  (0.5)    (0.2)     5% Preference Dividend                      (1.8)     (1.2)
 (10.6)    (5.8)   Total Preferred and Preference Dividend      (29.0)    (18.1)
                   Net Income (Loss) Applicable
 $20.6   ($64.0)     to Common Stock                           ($44.4)  ($414.3)


                   Average Shares of Common Stock and
                   Equivalents Outstanding:
91,099   84,289      Common Stock                              90,804    79,120
     4       *       Stock Options                                 *         *
91,103   84,289          Total                                 90,804    79,120


 $0.23   ($0.76)   Primary Earnings Per Share                  ($0.49)   ($5.24)


                       Fully Diluted Earnings Per Share

 $31.2   ($58.2)   Net Income (Loss)                           ($15.4)  ($396.2)
                   Less Dividend Requirements:
  (2.5)    (2.5)     $2.50 Preferred Dividend                    (7.5)     (7.5)
  (3.1)    (3.1)     $5.00 Preferred Dividend                    (9.4)     (9.4)
  (4.5)      -       $3.50 Preferred Dividend                   (10.3)       -
  (0.5)    (0.2)     5% Preference Dividend                      (1.8)     (1.2)
                   Net Income (Loss) Applicable
 $20.6   ($64.0)     to Common Stock                           ($44.4)  ($414.3)

                   Average Shares of Common Stock and
                     Equivalents and Other Potentially
                     Dilutive Securities Outstanding:
91,099   84,289      Common Stock                              90,804    79,120
     4       *       Stock Options                                 *         *
    *        *       $2.50 Preferred Stock                         *         *
    *        *       $5.00 Preferred Stock                         *         *
    *        *       $3.50 Preferred Stock                         *         *
    *        *       5% Preference Stock                           *         *
91,103   84,289          Total                                 90,804    79,120

 $0.23   ($0.76)   Fully Diluted Earnings Per Share            ($0.49)   ($5.24)

*  Antidilutive