Form 10-K
period 1993-12-31
BETHLEHEM STEEL CORP /DE/
filed 1994-03-24
CIK 11860

1993
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                               F O R M  10-K
(Mark One)
 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1993
   Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                       Commission file number 1-1941

           B E T H L E H E M   S T E E L   C O R P O R A T I O N
        (Exact name of registrant as specified in its charter)

               DELAWARE              24-0526133
      (State of Incorporation)       (I.R.S. Employer
                                    Identification No.)

                 1170 Eighth Avenue
          BETHLEHEM, PENNSYLVANIA             18016-7699
  (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (610) 694-2424

Securities registered pursuant to Section 12(b) of the Act:
                                           Name of each exchange on
  Title of each class                          which registered
  -------------------                      -------------------------


Common Stock--$1 par value per share        New York Stock Exchange
                                            Chicago Stock Exchange
 Preference Stock Purchase Rights           New York Stock Exchange
                                            Chicago Stock Exchange
 Preferred Stock -- $1 par value per share
       $5.00 Cumulative Convertible         New York Stock Exchange
      (stated value $50.00 per share)
       $2.50 Cumulative Convertible         New York Stock Exchange
      (stated value $25.00 per share)
6-7/8% Debentures.  Due March 1, 1999       New York Stock Exchange
9% Debentures.  Due May 15, 2000            New York Stock Exchange
8-3/8% Debentures.  Due March 1, 2001       New York Stock Exchange
8.45% Debentures.  Due March 1, 2005        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                            None
                       (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                            Yes    X     No

Aggregate Market Value of Voting Stock held by Non-Affiliates:
$2,334,647,633    The amount shown is based on the closing price of
Bethlehem Common Stock on the New York Stock Exchange Composite Tape on March 15, 1994. Voting stock held by directors and executive officers of Bethlehem is not included in the computation. However, Bethlehem has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities
Act of 1933.

Number of Shares of Common Stock outstanding as of March 15, 1994:
108,876,296

Documents Incorporated by Reference:
     Selected portions of the 1993 Annual Report to Stockholders of Bethlehem Steel Corporation are incorporated by reference into Part II of this Report on Form 10-K.
     Selected portions of the 1994 Proxy Statement of Bethlehem
Steel Corporation are incorporated by reference into Part
III of this Report on Form 10-K.

                                  PART I
ITEM 1. BUSINESS.

     Bethlehem (1) is the second largest steel producer in the United States and is engaged primarily in the manufacture and sale of a wide variety of steel mill products. Bethlehem also produces and sells coal and other raw materials, repairs ships and offshore drill rigs and manufactures and sells forgings and castings.

     For financial reporting purposes, Bethlehem has disaggregated the results of its operations and certain other financial information into two segments, Basic Steel Operations and Steel Related Operations. Note C to the Consolidated Financial Statements sets forth certain financial information relating to Bethlehem's industry segments for 1993, 1992 and 1991. The table below shows the percentage contribution to Bethlehem's net sales of each segment and of major classes of products for each of the years 1991 through 1993:



                                             1993    1992   1991
                                             ----    ----   ----

Basic Steel Operations
 Steel mill products:
   Sheets and tin mill products               63.1%   59.1%   48.4%
   Plates                                     13.6    13.3    13.0
   Structural shapes and piling                8.5     9.6     8.9
   Rail products                               3.6     2.8     2.4
   Bars, rods and semifinished                 1.2     2.6    10.1
   Other steel mill products                    .8     1.2     4.0
Other products and services
  (including raw materials)                   6.8     7.5     7.8
                                             ----    ----    ----
                                             97.6    96.1    94.6
Steel Related Operations                      2.4     3.9     5.4
                                             ----    ----    ----

                                            100.0%  100.0%  100.0%
                                            ======  ======  ======
Basic Steel Operations

       Bethlehem's Basic Steel Operations produces a wide variety of steel mill products, including hot rolled, cold rolled and coated sheets and strip, plates, structural shapes, piling, tin mill products, specialty blooms, carbon and alloy bars, rail and pipe. Basic Steel Operations includes the following business units: the Burns Harbor Division, the Sparrows Point Division, Bethlehem Structural Products Corporation and Pennsylvania Steel Technologies, Inc. Also included in Basic Steel Operations are iron ore and coal operations (which provide raw materials to Bethlehem's steelmaking facilities and sell such materials to trade customers), railroad operations (which primarily transport raw materials and semifinished steel products within various Bethlehem operations) and lake shipping operations (which primarily transport raw materials to the Burns Harbor Division). See "ITEM 2. PROPERTIES" of this Report for a description of the facilities of these business units and operations.

- --------------------------
(1) "Bethlehem" when used herein means Bethlehem Steel Corporation, a

    Delaware Corporation, and where applicable includes its consolidated subsidiaries. Bethlehem was incorporated in Delaware in 1919.

       As reported by the American Iron and Steel Institute ("AISI"), the steel industry's raw steel production capability for 1993 was 110 million tons, and the preliminary average rate of industry utilization of that capability was 87 percent, compared to 113 million tons and 82 percent for 1992 and 118 million tons and 74 percent for 1991. Effective January 1, 1993, Bethlehem reduced its reported raw steel production capability to 11.5 million tons from 16.0 million tons. Bethlehem's average rate of utilization of its raw steel production capability was 90 percent in 1993. Bethlehem's raw steel production capability was 16 million tons for 1992 and 1991, and its average rate of utilization of that capability was 66 percent for 1992 and 63 percent for 1991.

       The following table shows, for each of the years indicated, the raw steel production of Bethlehem and of the entire domestic steel industry:

                                      Raw Steel Production
                                      --------------------
                                      Domestic    Bethlehem as a
                                      Steel       % of Domestic
                      Bethlehem       Industry*   Steel Industry
                      ---------       ---------   --------------
                         (millions of net tons)
     1993               10.3            96.1**        10.7**
     1992               10.5            92.9          11.3
     1991               10.0            87.3          11.5



 * The figures are as reported by the AISI.
** Based on preliminary AISI figures.

Of Bethlehem's 1993 raw steel production, 95 percent was produced by basic oxygen furnaces and 5 percent by electric furnaces.

       Bethlehem's three continuous slab casters for light flat-rolled products and plates produced approximately 86.4 percent of the slabs needed for these products in 1993 compared to 86.8 percent in 1992 and 87.3 percent in 1991.

       The following table shows, for each of the years indicated, the percentage of the total net tons of steel mill products shipped by Bethlehem's Basic Steel Operations to each of its principal markets, including shipments to its own Steel Related Operations:

                                     1993       1992        1991
                                     ----       ----        ----
Service centers, processors and
  converters (including semifinished
  customers)                         47.3%      46.3%       40.0%
Transportation (including
  automotive)                        22.2       19.9        20.5
Construction                         15.5       16.0        15.8
Containers                            5.4        4.8         5.3
Machinery                             5.1        5.5         6.0
Other                                 4.5        7.5        12.4
                                    -----      -----       -----
                                    100.0%     100.0%      100.0%
                                    ======     ======      ======

       Steel products are distributed by Bethlehem principally through its own sales organizations, which have sales offices at various locations in the United States, Canada and Mexico, and through foreign sales agents. In addition to selling to customers who consume steel products directly, Bethlehem sells steel products to steel service centers, distributors, processors and converters. Export sales for this segment were 2.1 percent of total sales in 1993, 5 percent in 1992 and 5.5 percent in 1991.

       Trade orders on hand for Basic Steel Operations at December 31, 1993, and December 31, 1992, were approximately $1,133 million and $865 million, respectively. Substantially all of the orders on hand at December 31, 1993, are expected to be filled in 1994.

       Competition within the domestic steel industry is intense. Principal competitors are domestic mini-mills, foreign and domestic integrated steel companies and reconstituted mills. Bethlehem experiences strong competition in all principal markets served by Basic Steel Operations with respect to, among other things, price, service and quality.

       Domestic integrated producers, such as Bethlehem, have lost market share in recent years to domestic mini-mills. Mini-mills provide significant competition in certain product lines, including structural shapes and hot rolled sheets. Mini-mills are relatively efficient, low-cost producers that produce steel from scrap in electric furnaces, have lower employment and environmental costs and target regional markets. Thin slab casting technologies have allowed mini-mills to enter certain sheet markets which have traditionally been supplied by integrated producers. One mini-mill has constructed two such plants and announced its intention to start a third in a joint venture with another steel producer. Certain companies have announced plans for, or have indicated that they are currently considering, additional mini-mill plants for sheet products in the United States.

       Domestic steel producers also face significant competition from foreign producers and have been adversely affected by unfairly traded imports. Imports of finished steel products have accounted for approximately 14 percent of the domestic market in 1993 and approximately 16 percent of the domestic market in 1992 and 1991. Many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. The following table, which is based on data reported by the AISI, shows the percentage of the domestic apparent consumption of steel mill products captured by imports for various classes of products.

                                        1993*   1992      1991
                                        -----   ----      ----
Structural shapes and piling             10%      9%        9%
Bars, rods, tool steel and semifinished  29      20        19
Plates                                   16      18        17
Sheets, strip and tin mill products      13      17        15
Rail                                     19      27        29
All Products (1)                         19      18        18



* Preliminary
(1) Excludes steel imported in the form of manufactured goods, such as automobiles, but includes semifinished steel.

Excluding semifinished steel, imports of steel mill products were approximately 14.3 million tons in 1993, 14.7 million tons in 1992 and 13.6 million tons in 1991.

       In 1992, Bethlehem and eleven other domestic steel producers filed extensive unfair trade cases with the United States Department of Commerce ("DOC") and the United States International Trade Commission ("ITC") covering imports of flat-rolled carbon steel products. In June 1993, the DOC imposed final antidumping and subsidy margins averaging 37 percent for all products under review. In July 1993, the ITC made final determinations that material injury had occurred in cases representing an estimated 51 percent of the dollar value and 42 percent of the volume of all flat-rolled carbon steel imports under investigation. In the four product categories, injury was found in cases relating to 97 percent of the volume of plate steel, 92 percent of the volume of higher value-added corrosion resistant steel, 37 percent of the volume of cold rolled steel and none of the hot rolled steel. Imports of products not covered by affirmative ITC injury determinations may increase as a result of the ITC determinations which may have an adverse effect on Bethlehem's shipments of these products and the prices it realizes for such products. Bethlehem and the other domestic producers who filed these cases have appealed the negative decisions of the ITC and are vigorously defending appeals brought by foreign producers involving decisions favorable to domestic producers. These appeals are proceeding before the Court of International Trade in New York and decisions are not expected before the second half of 1994. Future increases in other steel imports are also possible, particularly if the value of the dollar should rise in relation to foreign currencies or if legislation implementing the recently concluded GATT Uruguay Round agreement is enacted in a form which substantially weakens United States trade laws.

       The intensely competitive conditions within the domestic steel industry have been exacerbated by the continued operation, modernization and upgrading of marginal steel production facilities through bankruptcy reorganization procedures, thereby perpetuating overcapacity in certain industry product lines. Overcapacity is also perpetuated by the continued operation of marginal steel production facilities that have been sold by integrated steel producers to new owners, which operate such facilities with a lower cost structure.

       In the case of many steel products, there is substantial competition from manufacturers of products other than steel, including plastics, aluminum, ceramics, glass, wood and concrete.


Steel Related Operations

       Bethlehem's Steel Related Operations includes BethForge, Inc. and Bethlehem's interest in the CENTEC joint venture. BethForge, Inc. manufactures and fabricates forgings and castings. CENTEC, Bethlehem's joint venture with a subsidiary of Usinor-Sacilor, a French steelmaker, produces centrifugally cast rolls for the metalworking industry. During 1993, BethForge, Inc. and the CENTEC joint venture were established as separate business units responsible for their own marketing, operations and financial performance. The operations of BethForge, Inc. and the CENTEC joint venture are located in Bethlehem, Pennsylvania.

       Steel Related Operations also includes the BethShip Division, which repairs and services ships and offshore drill rigs and fabricates tunnel sections and other industrial products. The facilities of the BethShip Division consist of a ship repair yard at Sparrows Point, Maryland, and a dry dock facility for the repair and inspection of offshore drill rigs and other vessels at Port Arthur, Texas.

       Bethlehem sells this segment's fabricated steel products to the steel, machinery, transportation, energy, defense and utility industries. These products are distributed principally through Bethlehem's own sales organization. The markets for these products overlap to a certain extent with the principal markets for products included in Basic Steel Operations. Bethlehem obtains the major portion of the materials and products used in the manufacture and fabrication of the products of this segment from its own steel mills.

       Competition is strong in all principal markets for the products of this segment, particularly with respect to price, quality and service. Principal competitors are foreign and domestic independent steel and marine fabricating companies. As is the case with Basic Steel Operations, there is substantial competition with respect to some fabricated steel products from certain of Bethlehem's competitors operating under the protection of the United States Bankruptcy Code, from manufacturers of products other than steel and from imports. The operations of this segment are generally subject to the cyclical fluctuations characteristic of the construction and capital goods industries.

       Trade orders on hand for Bethlehem's Steel Related Operations at December 31, 1993, and December 31, 1992, were approximately $82 million and $58 million, respectively. Substantially all the orders on hand at December 31, 1993, are expected to be filled in 1994.


General

Capital Expenditures

       Capital expenditures were $327 million in 1993 compared to $329 million in 1992 and $564 million in 1991. Capital expenditures for 1994 are currently estimated to increase to approximately $450 million, primarily because of projects under way at the Burns Harbor Division.

       During 1993, a rebuild was commenced of one of the two coke oven batteries at Burns Harbor, which is expected to be completed in mid-1995. During this period, Burns Harbor's coke needs are being supplied by other Bethlehem coke operations and from commercial sources. Also, expenditures of $55 million were made during 1993 for construction of a new coal injection facility at Burns Harbor which will lower this Division's operating costs through elimination of the consumption of natural gas and reduction in the use of coke in the blast furnaces. Construction of this facility is expected to be completed early in 1995 and is being funded with the net proceeds of approximately $102 million from the sale in August 1993 of $105 million of 10-3/8% Senior Notes due 2003 and with $30 million in financial assistance from the Department of Energy. One of Burns Harbor's two blast furnaces is also scheduled to be relined during the third quarter of 1994. Operating costs per ton will increase at Burns Harbor while these projects are under way, due primarily to lower raw steel production and increased costs for purchased coke and semifinished steel.

       During 1993, progress continued on a $70 million modernization program for Pennsylvania Steel Technologies, Inc., which will enable this business to produce premium head hardened rails. The program includes the installation of state-of-the art steelmaking facilities, including a new DC electric arc furnace, a ladle refining furnace and a vacuum degassing unit. The modernization is expected to be completed during the second half of 1994.

       Approximately $385 million of additional capital expenditures were authorized in 1993. At December 31, 1993, the estimated cost of completing authorized capital expenditures was approximately $676 million compared to $620 million at December 31, 1992. Such authorized capital expenditures are expected to be completed during the 1994-1995 period.


Environmental Control and Cleanup Expenditures

       Bethlehem is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges, and solid and hazardous waste disposal. During the five years ended December 31, 1993, Bethlehem spent approximately $257 million for environmental control equipment. Expenditures for new environmental control equipment totaled approximately $35 million in 1993, $18 million in 1992 and $102 million in 1991. The costs incurred in 1993 to operate and maintain existing environmental control equipment were approximately $125 million (excluding interest costs but including depreciation charges of $28 million) compared to $130 million in 1992 and $145 million in 1991. In addition, Bethlehem has been required to pay various fines and penalties relating to violations or alleged violations of laws and regulations in the environmental control area. In 1993, Bethlehem paid approximately $3.7 million of such fines, penalties and related items. Bethlehem paid approximately $5.8 million of such fines, penalties and related items in 1992 and $0.8 million in 1991.

       Under the Clean Air Act, as amended, coke-making facilities will have to meet progressively more stringent standards over the next 30 years. Bethlehem idled coke production at the Sparrows Point Division in 1991 and continues to assess the most cost-effective method of supplying coke and completing an emissions reduction program to meet environmental regulations. Based on a continuing review of the current and projected coke market, however, Bethlehem recently concluded that it could not expect to recover both the remaining book value and, if determined to be appropriate, any future investment necessary to rebuild and operate the idled coke plant. Accordingly, Bethlehem recorded a charge in its 1993 financial statements for the remaining book value of the idled coke plant at Sparrows Point. Bethlehem continues to operate coke-making facilities at the Burns Harbor Division, Structural Products and at Lackawanna, New York. While Bethlehem continues to evaluate the impact applicable emission control regulations have on these operations, it believes that these operations will be able to comply.

       Negotiations between Bethlehem and federal and state regulatory agencies are being conducted to resolve differences in interpretation of certain environmental control requirements. In some instances, those negotiations are being held in connection with the resolution of pending environmental proceedings.
Bethlehem believes that there will not be any significant curtailment or interruptions of any of its important operations as a result of these proceedings and negotiations. Existing environmental laws may be amended and new laws may be enacted by Congress and state legislatures and new environmental regulations may be issued by regulatory agencies. For these reasons, Bethlehem cannot predict the specific environmental control requirements that it will face in the future. Based on existing and anticipated regulations promulgated under presently enacted legislation, Bethlehem currently estimates that capital spending for installation of new environmental control equipment will range from $35 million to $50 million in each of the next two years. However, estimates of the future capital expenditures and operating costs required for environmental compliance are imprecise due to numerous uncertainties, including the evolving nature of the regulations, the possible imposition of more stringent requirements, the availability of new technologies and the timing of expenditures.

       In July 1990, the Environmental Protection Agency ("EPA") released a proposed rule establishing comprehensive standards for the implementation of its corrective action program under the Resource Conservation and Recovery Act, as amended ("RCRA"). The corrective action program requires the owners of certain facilities that managed hazardous waste after 1980 to investigate and, if appropriate, remediate certain historic environmental contamination found at the facility. All of Bethlehem's major facilities are subject to these requirements, and Bethlehem is currently implementing the program at its Steelton, Lackawanna and Burns Harbor facilities. At Steelton, Bethlehem has completed both a RCRA Facility Investigation ("RFI") and a Corrective Measures Study ("CMS") and is currently conducting a remediation program which received formal EPA approval on January 21, 1994. This program is scheduled to be completed in the first quarter of 1994 at an estimated cost of $400,000. At Lackawanna, Bethlehem is conducting a RFI which, due to regulatory delays and agency-initiated modifications to the original scope of work, will not be completed until 1995 at the earliest. Bethlehem has requested formal approval from the EPA for extension of the investigation to reflect this updated schedule. At Burns Harbor, Bethlehem is negotiating its proposed scope of work for a RFI which, following EPA approval, will require several years to complete. Also, the requirements contained in the EPA's final corrective action rule are not expected to be promulgated until later this year at the earliest. Accordingly, the potential costs for possible remediation activities at Lackawanna and Burns Harbor and the timeframe for implementation of these activities cannot be reasonably estimated until the RFI investigations have been completed and the final corrective action rule has been promulgated.

       Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA", also known as "Superfund"), the EPA has authority to impose liability for site remediation on waste generators, past and present site owners and operators, and transporters regardless of fault or the legality of the original disposal activity. Liability is strict, joint and several. Bethlehem has been advised that it may be considered a potentially responsible party under CERCLA or the corresponding state superfund legislation at a total of 17 sites. Based on its experience regarding site remediation and its knowledge of and extent of involvement in such sites, Bethlehem expects that its share of the costs for remediation of these sites will not be material.

       Although it is possible that Bethlehem's future results of operations in particular quarterly or annual periods could be materially affected by the future costs of environmental compliance, Bethlehem does not believe the future costs of environmental compliance will have a material adverse effect on its consolidated financial position or on its competitive position with respect to other integrated domestic steelmakers that are subject to the same environmental requirements.


Raw Materials

       Bethlehem obtains the major portion of the iron ore and less than half of the coal essential to its steelmaking business from properties which are owned by it or in which it has substantial interests. The balance of Bethlehem's iron ore and coal requirements is purchased from commercial sources. See "ITEM 2. PROPERTIES--Properties Relating to the Basic Steel Operations Segment--Raw Material Properties and Interests" of this Report.


Research and Development

       Bethlehem engages in its own research activities for the improvement of existing products and the development of new products and more efficient operating processes. During 1993, 1992 and 1991, Bethlehem incurred costs of approximately $24 million, $27 million and $30 million, respectively, in its research and development activities. Bethlehem owns a number of patents that relate to a wide variety of products and processes, has pending various patent applications and is licensed under a number of patents. During 1993, patents covering a number of new developments were awarded to Bethlehem. Bethlehem believes that no one of its patents or licenses, which expire from time to time, or any group of patents or licenses relating to a particular product or process is of material importance in its overall business. Bethlehem also owns registered trademarks for certain of its products and services which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.


Employees and Employment Costs

       At the end of 1993, Bethlehem had approximately 20,600 employees compared to 22,600 employees at the end of 1992 and 26,400 employees at the end of 1991. Employment costs, including certain costs for retirees, were 35.8 percent, 41.5 percent and
39.9 percent of sales in 1993, 1992 and 1991, respectively. Bethlehem expects to continue to reduce the number of its employees. Approximately two-thirds of Bethlehem's employees are covered by its labor agreements with the USWA.

       On August 1, 1993, Bethlehem and the USWA entered into a new six year labor agreement for the Burns Harbor and Sparrows Point Divisions. The agreement provides for a reopening after three years, subject to binding arbitration, of wage and certain benefit provisions (excluding pensions). Under the new agreement, represented employees will receive improved pension benefits. bonuses to be paid over the term of the agreement, a $.50 per hour wage increase in August 1995 and profit sharing. A new profit-sharing plan has been established, effective January 1, 1994, equal to eight percent of annual corporate income before taxes, unusual items and expenses applicable to the plan and two percent of adjusted profits at each covered operation.

     The new agreement also provides for opportunities to reduce health care costs and for flexible work practices and opportunities to reduce manning levels through attrition in exchange for improved employment security. Under the terms of this agreement, on March
15, 1994, each eligible USWA-represented employee received a bonus of either $500 or 25 shares of Bethlehem Common Stock, at the election of the employee. Approximately 7,000 shares of Common
Stock were issued in connection with the March 1994 bonus.  On
March 15, 1995, each eligible USWA-represented employee will receive a similar bonus.

       During 1993, Bethlehem and the USWA also reached agreement on new, six year labor agreements for its wholly owned subsidiaries, Bethlehem Structural Products Corporation and BethForge, Inc., and for the CENTEC joint venture. The agreements provide for more flexible work rules and lower overall costs by combining jobs and lessening work rule restrictions. The agreements at Structural Products and BethForge, however, included a "snap back" arrangement providing that in the event Bethlehem did not install a continuous caster at Structural Products, USWA-represented employees at those business units would then be covered by the 1993 labor agreement negotiated for the Burns Harbor and Sparrows Point Divisions. The revised modernization plan announced for Structural Products (see "ITEM 2. PROPERTIES--Properties Relating to the Basic Steel Operations Segment--Bethlehem Structural Products Corporation") does not provide for installation of a continuous caster at Structural Products, and discussions are being held with the USWA concerning the implementation and possible modification of the "snap back" arrangement. Bethlehem does not expect any material increase in its overall labor costs as a result of these developments. The announcement of the revised modernization program for Structural Products will not affect the labor agreement for the CENTEC joint venture.

       A new, three year labor agreement was also reached during 1993 with union employees at BethShip Division's Sparrows Point ship repair yard, and a six year agreement was reached with USWA-represented employees at the Hibbing iron ore joint venture.

       In 1992, a new and more competitive labor agreement was negotiated with the USWA covering the employees at Pennsylvania
Steel Technologies.  This agreement expires in 1999 with the other
USWA agreements.

       Under the terms of the profit-sharing plan provided for in the 1989 labor agreement with the USWA, no material profit-sharing payments were required for the 1992 and 1993 plan years. Under other provisions of the 1989 labor agreement, Bethlehem issued approximately 211,380 shares of Series B Preference Stock in 1993 to the trustee for the benefit of employees for 1992. Bethlehem expects to issue approximately 133,500 shares of Series B Preference Stock in 1994 to the trustee for the benefit of employees for 1993.

       On January 27, 1994, a new five year agreement was reached with the United Mine Workers of America covering approximately 600 employees at three coal operations of Bethlehem subsidiaries.

       For further information with regard to Bethlehem's employment costs, see "Employment Cost Summary -- All Employees" under "Financial Review and Operating Analysis" in Bethlehem's 1993 Annual Report to Stockholders. As set forth on pages 24 and 25 of this Report, such discussion is incorporated herein by reference.

Employee Postretirement Obligations

       Bethlehem has substantial financial obligations related to its employee postretirement plans for pensions and healthcare. Moreover, due to the excess of projected benefit obligations over pension fund assets, Bethlehem's annual pension expense is substantially higher on a per ton basis than that of most other domestic steel producers. This pension expense, combined with postretirement healthcare expense, puts
Bethlehem at a competitive disadvantage with respect to such costs compared to most other domestic steel producers. As of December
31, 1993, Bethlehem's consolidated balance sheet reflects liabilities of $1.61 billion and $1.58 billion for the actuarial present value of unfunded accumulated benefit obligations for pensions and postretirement benefits other than pensions, respectively. The calculation of the actuarial present value of the accumulated benefit obligations for active employees assumes continued employment with projections for retirements, deaths, resignations and discharges. If the actual retirement of active employees is significantly earlier than projected (for plant closings or other reasons), the accumulated benefit obligations would increase substantially. The charges for employees terminated as a result of plant shutdowns or restructurings vary depending upon the demographics of the work force, but could be approximately
$100,000 per employee. The recording of these charges could result in a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities, decrease in stockholders' equity and increases in required contributions to the pension fund and retiree healthcare payments.

       During 1993, long-term interest rates in the United States declined about 100 basis points. As a result, at December 31, 1993 Bethlehem reduced the discount rate used to calculate the actuarial present value of its accumulated benefit obligation for pensions by 100 basis points from the rate used at December 31, 1992. This decline in the discount rate increased the pension liability recorded on Bethlehem's balance sheet by about $360 million, increasing the related intangible asset by about $300 million with the remaining
$60 million ($50 million after tax) being charged to additional paid in capital as required by generally accepted accounting principles. If interest rates change at December 31, 1994 from December 31, 1993, Bethlehem might again be required to change the discount rate used to calculate the actuarial present value of the accumulated benefit obligation for pensions. For each 25 basis point change in such discount rate, Bethlehem's pension liability changes by about $100 million. A 25 basis point decline in such discount rate would result in a charge to additional paid in capital of about $80 million on an after tax basis. A 25 basis point increase in such discount rate would reduce the recorded pension liability by about $100 million and, depending on the then market value of its pension trust fund assets (which at December
31, 1993 was $3.4 billion), eliminate the current $50 million charge to additional paid in capital. While the same reduction in the discount rate as of December 31, 1993 and potential future reductions also apply to the actuarial present value of Bethlehem's accumulated benefit obligation for postretirement benefits other than pensions, principally healthcare and life insurance, they do not result in any increase in the recorded liability or potential charge to equity because of different required accounting principles.

       Bethlehem has contributed amounts to its pension fund substantially in excess of amounts required under current law and regulations, including net proceeds of approximately $355 million from the public offering in March 1994 of 17,250,000 shares of Bethlehem Common Stock. As a result, Bethlehem currently has a funding standard credit balance which would allow it under current law and regulations to defer all pension funding for more than two years, although it presently has no plans to do so. Legislation has been introduced into Congress which could potentially increase Bethlehem's required future annual pension contributions to its pension plans. The prospects for passage of such legislation are currently uncertain. Had this legislation, as currently proposed, been in effect in 1992 and 1993, Bethlehem's required contribution to its pension fund would have increased by about $125 million and $25 million, respectively, decreasing Bethlehem's funding standard credit balance. The specific increase in required pension contributions which this proposed legislation would require in future years will depend on the specific actuarial facts and circumstances in each year.

       Bethlehem adopted Financial Accounting Standards Board
Statement No. 106, Accounting for Postretirement Benefits Other than Pensions, effective with its 1992 financial statements. See
Note B to the Consolidated Financial Statements.


Restructuring Activities

       As part of Bethlehem's efforts to make its business and operations more competitive, Bethlehem has implemented, and will continue to consider, a wide range of restructuring alternatives.

       Asset Sales. Since early 1986, Bethlehem has implemented an extensive program of asset sales. Approximately 30 businesses have been sold since the program began. Bethlehem cannot continue indefinitely to raise substantial cash from asset sales.

       Joint Ventures, Partnerships, Facility Sharing Arrangements and Mergers. Bethlehem has considered, and discussed with others, various opportunities for joint ventures, partnerships, facility sharing arrangements and mergers of all or part of Bethlehem. Bethlehem will continue to explore such opportunities. See "ITEM
2. PROPERTIES." of this Report for a description of joint ventures in which Bethlehem participates.

       Facility Shutdowns and Restructurings. During the last five years, Bethlehem has shut down or restructured facilities and operations and has reduced its annual steelmaking capability from
16.0 million tons to 11.5 million tons. Bethlehem has recorded charges of approximately $1.6 billion in connection with these actions, including a $350 million restructuring charge ($290 million after tax) reflected in its results for 1993. See Note D to the Consolidated Financial Statements. Although Bethlehem has no current plans to do so, if it becomes necessary for Bethlehem to shut down or restructure additional businesses and operations in the future, it could incur substantial, additional charges in the process. The recording of these charges could have a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities and decrease in stockholders' equity.


ITEM 2.     PROPERTIES.

Properties Relating to the Basic Steel Operations Segment

Burns Harbor Division

       The principal operations of the Burns Harbor Division are located along the shore of Lake Michigan near Chicago, Illinois. The principal products of the Burns Harbor Division are hot rolled and cold rolled sheets and coated sheets for the automotive, service center, container, office furniture and appliance markets and plates for the construction, machinery and service center markets. Principal facilities include a sintering plant, two coke oven batteries, two blast furnaces, three basic oxygen furnaces with a combined annual raw steel production capability of approximately five million tons, a vacuum degassing facility, two continuous slab casters with a combined annual production capability of four million tons, a 50 x 96-inch slabbing mill, two sheared plate mills (110-inch and 160-inch), an 80-inch hot-strip mill, an 80-inch five stand cold reducing mill, sheet finishing mills, a continuous heat treating line, batch annealing facilities, a 48-inch continuous electrogalvanizing line and a new 72-inch hot-dip galvanizing line. About 80 percent of the steel produced at Burns Harbor is continuously cast; the remaining 20 percent is ingot cast. Ingot cast slabs are used primarily to make heavy steel plates.

       The Galvanized Products Division, an operating unit of the Burns Harbor Division, is located in Lackawanna, New York. Facilities of the Galvanized Products Division include a continuous pickling line, a four stand cold reducing mill, a sheet finishing complex and a 72-inch hot-dip galvanizing line. The Burns Harbor Division also operates coke-making facilities at Lackawanna, New York.

       The Burns Harbor Division's utilization of raw steel production capability was 106 percent during 1993.


Sparrows Point Division

       The operations of the Sparrows Point Division are located along the Chesapeake Bay near Baltimore, Maryland. The principal products of the Sparrows Point Division are hot rolled and cold rolled sheets, tin mill products, galvanized sheet, Galvalume sheet, plates and semifinished steel products for service centers and the container, construction, appliance and other metals markets. Principal facilities include a sintering plant, three coke oven batteries (which are cold idled), a large blast furnace, two basic oxygen furnaces with an annual raw steel production capability of approximately 3.5 million tons, a two strand continuous slab caster with a present annual production capability of approximately 3.5 million tons, a 160-inch sheared plate mill, a recently modernized 68-inch hot-strip mill, three cold reducing mills (66-inch, 56-inch and 48-inch), continuous and batch annealing facilities, a galvanizing line, two Galvalume lines, recently modernized tin mill facilities and a new 48-inch hot-dip galvanizing line. Sparrows Point is currently obtaining coke from Structural Products and from various commercial sources. The Division continuously casts essentially 100 percent of its total production volume. The Sparrows Point Division's utilization of raw steel production capability was 92 percent during 1993.


Bethlehem Structural Products Corporation

       The operations of Bethlehem Structural Products Corporation are located in Bethlehem, Pennsylvania. Its principal products are structural steel shapes and piling products primarily for the building and construction markets and ingot molds for the metals industry. Principal facilities include three coke oven batteries, one blast furnace (an additional blast furnace provides backup capacity), two basic oxygen furnaces with a combined annual raw steel production capability of 1.5 million tons, two blooming mills (40-inch and 46-inch), a 48-inch structural rolling mill, a 44-inch structural rolling mill, an induction furnace and an ingot mold foundry. The existing iron and steelmaking operations, which include the blast furnaces, basic oxygen furnaces and related facilities, will be discontinued by 1996. Structural Products' utilization of raw steel production capability was 81 percent during 1993.

       On January 26, 1994, Bethlehem announced a revised modernization plan for Structural Products. Under the plan, Structural Products will focus on the production and sale of light and medium wide-flange sections, which comprise about 80 percent of the wide-flange market in the United States. The revised plan is the result of a number of market developments, including a reduction in the demand for heavy wide-flange sections caused by reduced high-rise building construction activity, continued low occupancy rates in commercial buildings, trends toward lighter construction in buildings and delays in the rebuilding of the nation's infrastructure.

       Structural Products will continue to manufacture heavy wide-flange structurals (which accounted for approximately one-third of this business' 1993 production) until it phases out its iron and steelmaking operations by 1996, as previously announced. Its 44-inch structural rolling mill complex will be upgraded and modernized and will be sourced with lower cost, continuously cast steel produced primarily at Pennsylvania Steel Technologies' newly modernized state-of-the-art operations in Steelton, Pennsylvania. The revised plan is expected to result in competitive costs with substantially lower investment requirements (expected to be in the range of $25-$35 million) than the previously announced modernization plan and should permit production of wide-flange sections of up to 27 inches. Other benefits include higher utilization of the 44-inch structural rolling mill, higher utilization of the steelmaking facilities at Pennsylvania Steel Technologies, improved product quality and better utilization of Bethlehem's overall financial and other resources.


Pennsylvania Steel Technologies, Inc.

       The operations of Pennsylvania Steel Technologies, Inc. are located near Harrisburg, Pennsylvania. Its principal products are railroad rails, specialty blooms, carbon and alloy bars, and large diameter pipe for the rail transportation, forging, rerollers and oil and gas industries. Principal facilities include three electric arc furnaces with a combined annual raw steel production capability of 1.3 million tons, a continuous bloom caster, a 44-inch blooming mill, a 20-inch bar mill, a 28-inch rail mill, finishing and shipping facilities for long-length (80 foot) rails and an electric fusion welded pipe mill. Pennsylvania Steel Technologies' utilization of raw steel production capability was 40 percent during 1993.

       Bethlehem also owns another rail mill located in Monessen, Pennsylvania, which is not operating. Bethlehem has announced it is seeking buyers for the production equipment of this mill.

       A $70 million modernization program is under way at Pennsylvania Steel Technologies, which will enable this business to produce premium head-hardened rails and includes the installation of state-of-the-art steelmaking facilities, including a new DC electric arc furnace, a ladle furnace and a vacuum degassing unit. This program is expected to be completed during the second half of 1994.


Joint Ventures

       Bethlehem is participating in a joint venture, known as Double G Coatings Company, L.P., which is building a 270,000 ton per year sheet coating line near Jackson, Mississippi. The new line, which is scheduled to start up in the second quarter of 1994, will produce galvanized and Galvalume coated sheets primarily for the construction market. Sparrows Point will provide cold rolled coils for approximately half of Double G's annual capacity and will be responsible for marketing its share of the finished product.

       Bethlehem participates in a joint venture which owns and operates a 400,000 ton per year electrogalvanizing line at Walbridge, Ohio. This facility produces corrosion resistant sheet steel primarily for the automobile industry and other consumer durables markets. Burns Harbor provides cold rolled coils for 75 percent of Walbridge's annual capacity and is responsible for marketing its share of the finished product.

       In order to better serve the needs of the Burns Harbor
Division's automotive customers, Bethlehem has announced that it intends to form a joint venture with a steel service center to produce tailored welded steel blanks for automotive stampings through use of a technologically advanced welding process.

       Bethlehem also has indirect equity interests in various iron ore properties. See "Raw Material Properties and Interests" below.


Raw Material Properties and Interests

       Iron Ore. Bethlehem has indirect equity interests in various iron ore operating properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1993, sufficient to produce at least 13 million tons of direct shipping iron ore located in Brazil and 445 million tons of iron ore concentrates and pellets, of which 191 million tons are located in Minnesota and 254 million tons in Canada. In addition to the estimated reserves at operating properties, Bethlehem also has indirect equity interests in undeveloped or nonoperating iron ore properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1993, sufficient to produce at least 31 million tons of direct shipping iron ore located in Brazil and 126 million tons of iron ore pellets located in Minnesota.

       The iron ore operating properties in which Bethlehem has interests have mining and processing facilities that are capable of supplying the major portion of Bethlehem's current annual iron ore requirements. However, taking into account the location of Bethlehem's steel plants and the iron ore products best suited to these facilities, Bethlehem has found it advantageous to engage in iron ore sales and exchanges with other consumers and to purchase a portion of its iron ore requirements. These purchases have been from various sources, including sources in which it has ownership interests, under a variety of contractual arrangements extending over varying periods of time.

       Bethlehem's share of the annual iron ore pellet production by enterprises in which it had ownership interests, for Bethlehem's use or sale to trade customers, was 12.5 million tons in 1993 and
12.8 million tons in 1992. In addition to these sources, Bethlehem purchased 1.7 million tons and 2.3 million tons of iron ore in 1993 and 1992, respectively, from sources in which it had no ownership interests.

       In 1993, Bethlehem obtained approximately 70 percent of its iron ore requirements from operations in which it had ownership interests, compared to 71 percent in 1992. Of the iron ore consumed by Bethlehem in 1993, approximately 57 percent consisted of pellets and 43 percent of sinter.

       Through December 31, 1998, Bethlehem is committed to purchase 0.6 million tons of iron ore from sources in which it has no ownership interests. Bethlehem is also committed to purchase from sources in which it has ownership interests 0.2 million tons of iron ore in excess of such ownership interests.

       Bethlehem had trade sales of iron ore in 1993 and 1992 of
2.0 million tons and 2.3 million tons, respectively. Additional iron ore trade sales commitments through December 31, 1998, presently aggregate 3.4 million tons.

       The interests in foreign iron ore properties described above are subject to the risks associated with investments in foreign countries, including the risk of nationalization.

       Coal and Coke. Bethlehem owns coal operating properties in Pennsylvania and West Virginia, which it estimates contained recoverable reserves at December 31, 1993, sufficient to produce at least 134 million tons of coal, of which approximately 52 percent and 48 percent, respectively, are metallurgical and steam coal.

       In addition to the estimated reserves at operating properties, Bethlehem also owns undeveloped or nonoperating coal properties in Pennsylvania and West Virginia, which it estimates contained recoverable reserves at December 31, 1993, sufficient to produce at least 122 million tons of coal, of which approximately 85 percent and 15 percent, respectively, are metallurgical and steam coal.

       During 1993, Bethlehem's coal operations produced 3.9 million tons of coal compared to 6.1 million tons in 1992. Trade shipments of coal were 2.5 million tons in 1993 compared to 4.0 million tons in 1992.

       In 1993, Bethlehem obtained approximately 31 percent of its coal requirements from its own mines, compared to 41 percent in 1992. The balance of Bethlehem's requirements is purchased from commercial sources.

       In December 1991, Bethlehem suspended all coke production at its Sparrows Point Division, and is currently assessing implementation of the most cost-effective method for supplying coke and completing an emissions control program to meet environmental regulations. Sparrows Point is obtaining coke from the coke ovens at Structural Products and from various commercial sources.

       Bethlehem continues to operate coke-making facilities at Structural Products, Burns Harbor and at Lackawanna, New York. During 1993, a rebuild was commenced of one of the two coke oven batteries at Burns Harbor which is expected to be completed in mid-1995. During this period, Burns Harbor's coke needs are being supplied by other Bethlehem coke operations and from commercial sources.

       Other Raw Materials. Bethlehem purchases its other raw material requirements from commercial sources.


Transportation.

       Bethlehem owns five subsidiary shortline railroads which primarily transport raw materials and semifinished steel products within various Bethlehem operations. Bethlehem also owns one line-haul railroad serving a coal mine near Johnstown, Pennsylvania.

       The Burns Harbor Division operates two 1,000 foot ore vessels (one owned and one under long-term charter), which are used for the transportation of iron ore on the Great Lakes.


Properties Relating to the Steel Related Operations Segment

       BethForge, Inc. has a facility for the production of forgings and castings located in Bethlehem, Pennsylvania. An ingot teeming facility and vacuum degassing unit are being installed for BethForge's use at Pennsylvania Steel Technologies, Inc. in order to take advantage of the new DC electric arc furnace and ladle refining station being installed as part of Pennsylvania Steel Technologies' modernization program. This new facility, with its lower cost, higher quality ingots, will replace BethForge's existing steelmaking facility during 1995.

       CENTEC, Bethlehem's joint venture with a subsidiary of Usinor-Sacilor, a French Steelmaker, has a facility for the production of centrifugally cast rolls located in Bethlehem, Pennsylvania.

       Bethlehem's BethShip Division has marine construction facilities consisting of a ship repair yard at Sparrows Point, Maryland, and a dry dock facility for the repair and inspection of offshore drill rigs and other vessels at Port Arthur, Texas. The dry dock facility at Port Arthur, Texas is for sale.


General

       While Bethlehem's principal plants and facilities are adequately maintained, they are of varying ages, technologies and operating efficiencies. Bethlehem believes that most of its plants and facilities currently are competitive with the plants and facilities of its principal competitors in the domestic steel industry. Bethlehem continues to invest substantial amounts to maintain and modernize its plants and facilities. See "ITEM 1.
BUSINESS--General--Capital Expenditures" of this Report for a discussion of Bethlehem's capital expenditures.

       All principal plants and facilities are owned in fee by Bethlehem except for two continuous casters at Sparrows Point and Burns Harbor, a coal cleaning and processing facility at High Power Mountain in West Virginia and the drill rig repair facility at Port

Arthur, Texas, each of which is being leased. As discussed in Note G to the Consolidated Financial Statements, Bethlehem has capitalized the expenditures related to the leases for two continuous casters. As discussed in Note F to the Consolidated Financial Statements, Bethlehem has borrowed $270 million to finance the construction of two new hot-dip galvanizing lines at its Burns Harbor and Sparrows Point plants and has pledged these two facilities as collateral for the borrowings.


ITEM 3.     LEGAL PROCEEDINGS.

       Bethlehem is a party to numerous legal proceedings incurred in the ordinary course of its business, including the matters specifically discussed below.

       On October 4, 1990, the State of Maryland Department of the Environment ("MDE") filed a civil action against Bethlehem in the Circuit Court of Baltimore County, Maryland seeking civil penalties for alleged violations of the Maryland air pollution regulations arising out of exceedances of the visible emissions standards established for various sources at the Sparrows Point Division by an October 1987 Consent Order, as amended in June 1989. On April 30, 1991, the MDE filed a complaint in intervention in a civil action filed on April 25, 1991 by the Justice Department on behalf of the EPA against Bethlehem, alleging violations of the Clean Air Act resulting from alleged violations of Maryland air pollution regulations at the Sparrows Point Division. The complaint in intervention, which was approved by the Court on June 14, 1991, incorporated all of the violations alleged in the MDE complaint.
On May 1, 1992, a settlement between the parties to the EPA action was memorialized in a Consent Decree which was entered by the Court on July 1, 1992. The Consent Decree resolved all of the issues in both the federal and state actions except for a single count in the MDE action dealing with alleged violations from the basic oxygen furnace. The Consent Decree requires Bethlehem to pay a civil penalty of $3.5 million over a three year period in equal annual installments beginning in 1992. Bethlehem and the MDE have entered into discussions concerning potential settlement of the remaining count in the MDE action.

       On October 16, 1990, the Justice Department on behalf of the EPA filed a civil action against Bethlehem in the United States District Court for the Northern District of Indiana seeking injunctive relief and civil penalties for alleged violations of RCRA and the Safe Drinking Water Act with respect to the Burns Harbor Division, including failure to manage certain of the plant's sludges as hazardous wastes, and failure to begin a corrective action program pursuant to the terms of a previously issued underground injection permit. On March 19, 1993, the Court issued a Memorandum Opinion and Order granting Partial Summary Judgment for the government concerning the liability issues in the case and ordering Bethlehem to comply with interim status requirements of RCRA for its terminal polishing lagoons and landfill and to comply with the corrective action requirements of Bethlehem's underground injection well permits. A hearing on the civil penalty issue was concluded on July 21, 1993, and on August 31, 1993 the Court entered a judgment against Bethlehem for $6 million. This sum consisted of $4.2 million for alleged permit violations and $1.8 million for the alleged landfill violations. Bethlehem continues to believe that it has meritorious defenses and that the trial court's decisions are erroneous. Bethlehem has filed separate Notices of Appeal with the United States Court of Appeals for the Seventh Circuit appealing the trial court's grant of summary judgment and its penalty determination. On November 8, 1993, the Seventh Circuit issued an Order staying the trial court's injunction with respect to the terminal polishing lagoons and the landfill.

       On May 28, 1992, the New York State Department of Environmental Conservation ("DEC") sent Bethlehem a proposed Order on Consent to resolve various alleged violations of the New York air pollution control regulations for emissions from the Lackawanna coke ovens. The Order, which originally covered alleged violations for the period from May 1, 1990 through October 7, 1991, has been supplemented to cover all alleged violations of state air pollution regulations up to the date of execution of the proposed Order. The updated Order also cites Bethlehem for failure to properly operate its sulfur recovery system in the coal chemical by-products plant and failure to properly certify opacity monitors on the under fire stacks of the coke oven batteries. In addition, the Order proposes a civil penalty of $1.5 million. Bethlehem has entered into negotiations with the DEC to attempt to resolve this matter. If those negotiations are unsuccessful, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

       BethEnergy Mines Inc. (formerly Bethlehem Minerals Company), a subsidiary of Bethlehem, is a party to an action entitled Church and Mullins, et al v. Bethlehem Minerals Company, et al. The case involves a dispute concerning title to coal mined by Bethlehem under a parcel of land in eastern Kentucky. The trial court opinion, delivered February 25, 1987, held that the coal in question was owned by the Church and Mullins interests and awarded damages in the amount of $16.9 million. On appeal, on January 12, 1990, the Kentucky Court of Appeals reversed the trial court judgment in part and affirmed it in part, essentially upholding the trial court's finding on the issue of title but limiting the award of damages. The Court of Appeals decision was further appealed to the Supreme Court of Kentucky, and on June 4, 1992, the Supreme Court of Kentucky, by a vote of four to three, reinstated the decision of the trial court, making Bethlehem liable for damages and interest aggregating approximately $34 million. On
June 24, 1992, Bethlehem petitioned the Kentucky Supreme Court to reconsider its ruling. On August 28, 1992, the Kentucky Supreme Court granted oral argument on Bethlehem's motion. The motion was argued on December 15, 1993 and a decision has not yet been rendered. Bethlehem continues to believe that the trial court made a number of fundamental errors, including the issue as to title, and intends to contest the decision vigorously through all appropriate means. Nevertheless, Bethlehem increased its reserve for loss contingencies by recording a $25 million charge against earnings for the second quarter of 1992 and has continued to increase the reserve for interest accrued thereon. Bethlehem will revise the reserve in the event the Kentucky Supreme Court grants the relief Bethlehem has requested and believes is warranted. An adverse final resolution of the case would not have any other effect on Bethlehem's results of operations because Bethlehem sold its Kentucky coal operations in 1988.

       The Justice Department, the EPA and the Texas Natural Resource Conservation Commission (formerly Texas Water Commission) have instituted a criminal investigation into certain environmental practices involving the operations of the BethShip Sabine Yard in Port Arthur, Texas. The basic operations of the Yard comprise the drydocking of marine vessels to clean and paint exterior surfaces and internal tanks, as well as performing steel hull plate repairs and other general repairs. These operations use blasting grit, paint thinner and other materials. The investigation includes the above operations and the usage, treatment, storage and disposal of those materials. Bethlehem is cooperating with the authorities as to the conduct of the investigation, which is continuing. No criminal charges have been brought or fines or penalties proposed, and it is not possible at this time to reach any conclusions as to the outcome of the investigation or the future decisions or actions by the governmental agencies.

       On September 10, 1992, the Justice Department on behalf of the EPA filed a complaint against Bethlehem in the United States District Court for the Eastern District of Pennsylvania for penalties for alleged violations of the coke-by-product recovery plant benzene NESHAP at Bethlehem Structural Products Corporation and the Sparrows Point Division. The complaint alleges that Bethlehem failed to meet the regulatory deadlines for operation of certain sources covered by benzene NESHAP regulations at the two facilities. The complaint also alleges that Bethlehem failed to submit certain monthly reports in a timely fashion. Bethlehem has met with representatives of the Justice Department and the EPA and a tentative settlement of this action has been reached whereby Bethlehem would agree to pay a civil penalty of $650,000 and to continue to comply with all applicable requirements of the benzene NESHAP regulations at Bethlehem Structural Products Corporation and at the Sparrows Point Division.

       On January 13, 1993, the EPA issued an Administrative Complaint alleging that Bethlehem had failed to report certain spills of hazardous substances from various locations at the Burns Harbor Division as required by Section 103 of CERCLA. The EPA has proposed a civil penalty of $207,750. Bethlehem and the EPA have entered into discussions concerning potential settlement of the action. In the event those settlement negotiations do not succeed, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

       On December 30, 1993, the EPA sent Bethlehem a letter alleging that Bethlehem was in violation of the Partial Consent Decree entered on May 20, 1991, between Bethlehem and the United States concerning alleged violations of the Clean Air Act at the Burns Harbor Division. The letter alleges that Bethlehem violated the door emission limits stated in the Decree for coke oven battery number 2 located at the facility at various times from October 1991 through September 1993 and demands payment of a stipulated penalty of $255,750. On January 18, 1994, Bethlehem and the EPA met to discuss the demand letter and associated issues concerning future compliance with the Decree. At the meeting, Bethlehem provided the EPA with additional information which is being evaluated for its impact, if any, on the penalty demand.

       See "ITEM 1.  BUSINESS--General--Environmental Control and
Cleanup Expenditures" of this Report for a discussion of Bethlehem's potential responsibilities for environmental cleanup at certain sites under RCRA and CERCLA.

       Bethlehem cannot predict with any certainty the outcome of any legal proceedings to which it is a party. However, in the opinion of Bethlehem's management, adequate reserves have been recorded for losses which are likely to result from these proceedings. To the extent that such reserves prove to be inadequate, Bethlehem would incur a charge to earnings which could be material to its future results of operations in particular quarterly or annual periods. The outcome of these proceedings, however, is not currently expected to have a material adverse effect on Bethlehem's consolidated financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There were no matters submitted to a vote of security holders during the fourth quarter of 1993.




- -----------------------------------------

Executive Officers of the Registrant.

       The executive officers of Bethlehem as of March 15, 1994, are as follows:

Name                           Age      Position

Curtis H. Barnette              59       Chairman (Chief Executive
                                         Officer)

Roger P. Penny                  57       President (Chief Operating
                                         Officer)

Gary L. Millenbruch             56       Executive Vice President
                                         (Chief Financial Officer)

John A. Jordan, Jr.             58       Senior Vice President
                                         (Administration)

David P. Post                   60       Senior Vice President
                                         (Commercial)

Lonnie A. Arnett                48       Vice President and
                                         Controller (Accounting)

Dr. Walter N. Bargeron          51       President, Services
                                         Division (Chief Technology
                                         Officer)

Benjamin C. Boylston            61       Vice President (Human
                                         Resources)

Stephen G. Donches              48       Vice President (Public
                                         Affairs)

Duane R. Dunham                 52       President, Sparrows Point
                                         Division

Joseph F. Emig                  56       President, Burns Harbor
                                         Division

George T. Fugere                60       Vice President (Materials
                                         Management)*

Andrew R. Futchko               51       President, Pennsylvania
                                         Steel Technologies, Inc.

William H. Graham               48       General Counsel

G. Penn Holsenbeck              47       Secretary and Deputy
                                         General Counsel

John L. Kluttz                  51       Vice President (Union
                                         Relations)

Timothy Lewis                   56       President, Bethlehem
                                         Structural Products
                                         Corporation

Dr. Carl F. Meitzner            54       Vice President (Planning)

Dr. Augustine E. Moffitt, Jr.   48       Vice President (Safety,
                                         Health and Environment)

Andrew M. Weller                47       Vice President and
                                         Treasurer (Finance)

William E. Wickert, Jr.         62       Vice President (Federal
                                         Government Affairs)

       All of the executive officers have held responsible management or professional positions with Bethlehem or its subsidiaries for more than the past five years.

       The By-laws of Bethlehem provide that the officers shall be chosen annually by the Board of Directors and that each officer shall hold office until his successor shall have been elected and shall qualify or until his earlier death or his earlier resignation or removal in the manner provided in the By-laws.

       *George T. Fugere will retire as Vice President, effective
March 31, 1994.

                                  PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS.

       As of March 15, 1994, there were 108,876,296 shares of Bethlehem Common Stock outstanding held by approximately 42,000 stockholders of record. The principal market for Bethlehem Common Stock is the New York Stock Exchange. Bethlehem Common Stock is also listed on the Chicago Stock Exchange. Dividends on Bethlehem Common Stock are paid quarterly when declared by Bethlehem's Board of Directors.

       Under the provisions of Bethlehem's 10-3/8% Senior Notes due
2003, Bethlehem's ability to pay dividends on its Common Stock is restricted. See Note M to the Consolidated Financial Statements. At March 15, 1994,
$394 million was available for the payment of Common Stock dividends under these provisions.

       Bethlehem has not paid a dividend on its Common Stock since the fourth quarter of 1991. In accordance with Bethlehem's policy, future dividends will be determined by the Board of Directors (subject to any applicable restrictions) on the basis of attained results and the business outlook.

       The following table sets forth, for the periods indicated, the high and low sales prices of Bethlehem Common Stock as reported in the consolidated transaction reporting system. The closing sale price of Bethlehem Common Stock on March 15, 1994, as reported in the consolidated transaction reporting system, was $21.50.

                       1993                            1992
                       ----                            ----
                   Sales Prices                     Sales Prices
                   ------------                     ------------
Period              High     Low                     High     Low
                    ----     ---                     ----     ---
First Quarter     $20.000  $14.875                 $17.250  $12.750
Second Quarter     21.000   16.375                  16.625   12.875
Third Quarter      19.125   12.875                  15.375   11.500
Fourth Quarter     20.625   13.750                  16.625   10.000



ITEM 6.     SELECTED FINANCIAL DATA.

       The information required by this Item is incorporated by reference from page 31 of Bethlehem's 1993 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1993 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

       The information required by this Item is incorporated by reference from pages 2 to 4 and 15 to 19, inclusive, of Bethlehem's 1993 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1993 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information required by this Item is incorporated by reference from pages 20 to 29, inclusive, of Bethlehem's 1993 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1993 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.



                                 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Report, the information required by this Item is incorporated by reference from pages 2 to 6, inclusive, of Bethlehem's Proxy Statement for the 1994 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 11.    EXECUTIVE COMPENSATION.

       The information required by this Item is incorporated by reference from pages 16 to 22, inclusive, of Bethlehem's Proxy Statement for the 1994 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

       The information required by this Item is incorporated by reference from pages 7 and 23 to 24, inclusive, of Bethlehem's Proxy Statement for the 1994 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this Item is incorporated by reference from the material appearing under the headings "Compensation Committee Interlocks and Insider Participation" and "Indemnification Assurance Agreements" appearing, respectively, on pages 8 to 9, inclusive, and page 23 of Bethlehem's Proxy Statement for the 1994 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.



                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.

(a) Documents filed as part of this Report:

            The following is an index of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference.


       (1)  Financial Statements.

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                             Page
Consolidated Statements of Income for the years 1993,
 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . .     *
Consolidated Balance Sheets, December 31, 1993 and
    December 31, 1992. . . . . . . . . . . . . . . . . . .     *
Consolidated Statements of Cash Flows for the years 1993,
    1992 and 1991. . . . . . . . . . . . . . . . . . . . .     *
Notes to Consolidated Financial Statements
    (Including Quarterly Financial Data) . . . . . . . . .     *

       (2)  Consolidated Financial Statement Schedules.

Report of Independent Accountants On Consolidated Financial
        Statement Schedules . . . . . . . . . . . . . . . . .   F-1

 Schedules:

 V    --  Property, Plant and Equipment, years ended
          December 31, 1993, 1992 and 1991 . .  . . . . . . .   F-3
 VI   --  Accumulated Depreciation of Property, Plant and
          Equipment, years ended December 31, 1993, 1992
          and 1991. . . . . . . . . . . . . . . . . . . . . .   F-4
 VIII --  Valuation and Qualifying Accounts and Reserves,
          years ended December 31, 1993, 1992 and 1991. . . .   F-5
 X    --  Supplementary Income Statement Information, years
          ended December 31, 1993, 1992 and 1991  . . . . . .   F-6

 * Incorporated in this Report by reference from pages 20 to 29, inclusive, of Bethlehem's 1993 Annual Report to Stockholders referred to below.


The Consolidated Financial Statements, together with the report thereon of Price Waterhouse dated January 26, 1994, appearing on pages 20 to 30, inclusive, of the accompanying 1993 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report. With the exception of those pages, the 1993 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item. The Schedules listed above should be read in conjunction with the consolidated financial statements in such 1993 Annual Report to Stockholders.

       Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

       Separate financial statements of subsidiaries not consolidated and 50 per cent or less owned persons accounted for by the equity method have been omitted because considered in the aggregate as a single subsidiary they do not constitute a significant subsidiary.

(3)  Exhibits.

       The following is an index of the exhibits included in this Report or incorporated herein by reference.


   (3)(a) Restated Certificate of Incorporation, as corrected by the certificate of Correction relating thereto (Incorp reference from Exhibit 28 to Bethlehem's quarterly report on Form 10-Q for the quarter ended June 30, 1988).

      (b)    By-laws of Bethlehem Steel Corporation, as amended
             October 1, 1988.

   (4)(a) Rights Agreement, dated as of September 28, 1988, between Bethlehem Steel Corporation and Morgan Shareholder Services Trust Company.

      (b) Certificate of the Voting Powers, Designation, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Employee Stock Ownership Plan Convertible Preference Stock, Series B (Par Value $1 Per Share; Stated Value $40 Per Share) of Bethlehem Steel Corporation, as amended and supplemented by the Certificate of Decrease relating thereto (Incorporated by reference from Exhibit 4 to Bethlehem's quarterly report on Form 10-Q for the quarter ended March 31, 1991).

     (c) Certificate of the Voting Powers, Designation Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, of the $3.50 Cumulative Convertible Preferred Stock (Par Value $1 Per Share) of Bethlehem Steel Corporation, as amended and supplemented by the Certificate of Increase relating thereto (Incorporated by reference from Exhibit 4(c) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

   (10)(a)   Subsidiary Companies, as amended July 29, 1992
             (Incorporated by reference from Exhibit 10(a) to Bethlehem's quarterly report on form 10-Q for the quarter ended June 30, 1992).

    *  (b)   1988 Stock Incentive Plan of Bethlehem Steel Corporation
             (Incorporated by reference from Exhibit 10(b) to Bethlehem's
             Annual Report on Form 10-K for the fiscal year ended
             December 31, 1992).

    *  (c)   Special Incentive Compensation Plan of Bethlehem Steel
             Corporation, which is contained in Article Seventh of the Restated Certificate of Incorporation referred to in Exhibit 3(a) to this Report.

    *  (d)   Supplemental Benefits Plan of Bethlehem Steel Corporation
             and Subsidiary Companies, as amended July 29, 1992
             (Incorporated by reference from Exhibit 10(b) to Bethlehem's quarterly report on Form 10-Q for the quarter ended June 30,
             1992).

    *  (e)   Post-Retirement Retainer Plan for Non-Officer Directors
             (Incorporated by reference from Exhibit (10)(o) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

       (f)   Form of Indemnification Assurance Agreement between
             Bethlehem Steel Corporation and each of its directors and executive officers listed on Schedule A thereto.

     (11) Statement regarding computation of per share earnings.

     (13)    Those portions of the 1993 Annual Report to
             Stockholders of Bethlehem Steel Corporation which are incorporated by reference into this Form 10-K Annual Report.

     (21)    Subsidiaries of Bethlehem Steel Corporation.

     (23) Consent of Independent Accountants (included on page F-2 of this Report).

     (24)    Powers of Attorney.

     -------------
     * Compensatory plans in which Bethlehem's directors and executive officers participate.

(b)  Reports on Form 8-K.

       During the quarter ended December 31, 1993, no reports on Form 8-K were filed by Bethlehem.



                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bethlehem Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1994.

                                BETHLEHEM STEEL CORPORATION,
                          by  /s/  Lonnie A. Arnett
                              ---------------------
                                   Lonnie A. Arnett
                                   Vice President and Controller

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Bethlehem Steel Corporation and in the capacities indicated on the 24th day of March, 1994.

       /s/  Curtis H. Barnette                     *
       ----------------------------    ---------------------------
            Curtis H. Barnette          John B. Curcio
            Chairman and Director       Director
            (principal executive
            officer)


       /s/  Gary L. Millenbruch                  *
       -----------------------------    ---------------------------
            Gary L. Millenbruch         William C. Hittinger
            Executive Vice President    Director
            and Director
            (principal financial officer)


       /s/  Lonnie A. Arnett                     *
       -----------------------------    ---------------------------
            Lonnie A. Arnett            Thomas L. Holton
            Vice President and          Director
            Controller
            (principal accounting officer)


                     *                           *
            ------------------------    ---------------------------
            Benjamin R. Civiletti       Harry P. Kamen
            Director                    Director


                      *                          *
            ------------------------    ---------------------------
            Worley H. Clark             Winthrop Knowlton
            Director                    Director


                     *                           *
            ------------------------    ---------------------------
            Herman E. Collier, Jr.      Robert McClements, Jr.
            Director                    Director

                     *                           *
            ------------------------    ---------------------------
            Roger P. Penny              William A. Pogue
            Director                    Director


                     *                           *
            ------------------------    ---------------------------
            Dean P. Phypers             John F. Ruffle
            Director                    Director


       *By /s/  Lonnie A. Arnett
           ---------------------
                Lonnie A. Arnett
               (Attorney-in-Fact)

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders of Bethlehem Steel Corporation


Our audits of the consolidated financial statements referred to in our report dated January 26, 1994 appearing on page 30 of the 1993 Annual Report to Stockholders of Bethlehem Steel Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in
Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






/s/ PRICE WATERHOUSE
- --------------------
    PRICE WATERHOUSE


1177 Avenue of the Americas
New York, NY 10036


January 26, 1994

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796, No.
2-67314, No. 33-23516, No. 33-23688, and No. 33-52267) of our report dated
January 26, 1994, which appears on page 30 of the 1993 Annual Report to Stockholders of Bethlehem Steel Corporation, which is incorporated by reference in Bethlehem Steel Corporation's Annual Report on Form
10-K for the year ended December 31, 1993. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page F-1 of such Annual Report on Form
10-K.






/s/ PRICE WATERHOUSE
- ---------------------
    PRICE WATERHOUSE


1177 Avenue of the Americas
New York, NY 10036


March 24, 1994

SCHEDULE  V
Property, Plant and Equipment
(dollars in millions)

                           Balance at     Additions     Retirements       Other      Balance at
Classification              12/31/92       at Cost        or Sales(1)   Changes (2)  12/31/93
- --------------            -----------     ---------     -------------   -----------  ---------
Construction in Progress    $176.2        $327.1        $     -         ($182.7)      $320.6
Land                          53.3             -           (2.4)              -         50.9
Buildings                    694.2             -          (29.5)            5.4        670.1
Machinery and Equipment    6,135.9             -         (605.0)          168.8      5,699.7
                            ------        ------        --------        --------     -------
Total                     $7,059.6        $327.1        ($636.9)          ($8.5)    $6,741.3
                           =======        ======        ========        ========     =======



                           Balance at     Additions     Retirements       Other     Balance at
Classification              12/31/91       at Cost        or Sales      Changes(2)  12/31/92
- --------------             ----------     ---------     -----------     ----------  --------
Construction in Progress    $371.1        $328.7        $     -         ($523.6)     $176.2
Land                          90.1             -          (36.8)              -        53.3
Buildings                    694.1             -          (27.0)           27.1       694.2
Machinery and Equipment    5,839.2             -         (169.7)          466.4     6,135.9
                           -------        ------        -------          -------    -------
Total                     $6,994.5        $328.7        ($233.5)         ($30.1)   $7,059.6
                           =======        ======        ========         =======    =======




                           Balance at     Additions     Retirements       Other     Balance at
Classification              12/31/90       at Cost       or Sales(1)    Changes(2)  12/31/91
- --------------             ----------     ---------     ------------    ----------  ---------
Construction in Progress    $510.8        $563.9        $      -        ($703.6)     $371.1
Land                         109.8             -           (21.5)           1.8        90.1
Buildings                    796.0             -          (120.8)          18.9       694.1
Machinery and Equipment    6,365.4             -        (1,201.4)         675.2     5,839.2
                          --------        ------        --------        -------      ------
Total                     $7,782.0        $563.9       ($1,343.7)         ($7.7)   $6,994.5
                          ========        ======        =========       ========     =======


(1) Includes $457.3 million and $1,025.2 million for assets included in the estimated restructuring losses recorded in 1993 and 1991.

(2) Represents the reclassification of completed construction to property, plant and equipment and investments in associated enterprises.

SCHEDULE  VI
Accumulated Depreciation of Property, Plant and Equipment
(dollars in millions)




                         Balance at    Charged    Retirements    Balance at
Classification           12/31/92      to income  or Sales(1)     12/31/93
- --------------           ---------     ---------  -----------    ---------
Buildings                  427.2         $11.2        ($18.9)       $419.5
Machinery and Equipment  3,827.9         266.3        (406.7)      3,687.5
                         -------        ------       --------      -------
Total                   $4,255.1        $277.5       ($425.6)     $4,107.0
                         =======        ======       ========      =======



                         Balance at    Charged    Retirements    Balance at
Classification           12/31/91      to income    or Sales     12/31/92
- --------------           ----------    ---------  -----------    ---------
Buildings                 $437.3         $10.9        ($21.0)      $427.2
Machinery and Equipment  3,692.4         250.8        (115.3)     3,827.9
                         -------        ------       --------     -------
Total                   $4,129.7        $261.7       ($136.3)    $4,255.1
                         =======        ======       ========     =======



                         Balance at    Charged    Retirements    Balance at
Classification           12/31/90      to income  or Sales(1)    12/31/91
- --------------          -----------    ---------  -----------    ----------
Buildings                 $511.1         $12.5        ($86.3)      $437.3
Machinery and Equipment  4,474.5         228.9      (1,011.0)     3,692.4
                         -------        ------     ----------     -------
Total                   $4,985.6        $241.4     ($1,097.3)    $4,129.7
                         =======        ======     ==========     =======



 (1) Includes $251.5 and $829.6 million for assets included in the estimated restructuring losses recorded in 1993 and 1991.

SCHEDULE  VIII
Valuation and Qualifying Accounts and Reserves
(dollars in millions)

                                           Balance at     Charged      Deductions               Balance at
Classification                             12/31/92       to Income   From Reserves   Other     12/31/93
- --------------                             ----------     ----------  -------------   -----     ----------
Allowance for doubtful receivables         $11.7          $7.5        ($6.9) (a)      $  -      $12.3
Allowance for sales returns and allowances   4.0             -            -              -        4.0
Allowance for long-term receivables          5.3             -         (0.8) (a)         -        4.5
Allowance for deferred income tax asset    309.2 (b)      87.0            -           10.5 (c)  406.7



                                           Balance at     Charged      Deductions               Balance at
Classification                             12/31/91       to Income   From Reserve    Other     12/31/92
- --------------                             ----------     ---------   ------------    -----     --------
Allowance for doubtful receivables         $14.1          $6.0        ($8.4) (a)      $  -      $11.7
Allowance for sales returns and allowances   4.0             -            -              -        4.0
Allowance for long-term receivables          4.9           1.2         (0.8) (a)         -        5.3
Allowance for deferred income tax asset        -         309.2 (b)        -              -      309.2 (b)



                                           Balance at    Charged       Deductions               Balance at
Classification                             12/31/90      to Income    From Reserves    Other    12/31/91
- --------------                             ----------    ---------    -------------    ------   ----------
Allowance for doubtful receivables         $15.2         $4.0         ($5.1) (a)       $ -      $14.1
Allowance for sales returns and allowances   4.0            -             -              -        4.0
Allowance for long-term receivables          4.3          1.5          (0.9) (a)         -        4.9



(a) Amounts written-off less collections and reinstatements.


(b) During 1993, Bethlehem changed the method of valuing inventories from the last-in, first-out (LIFO) method to the to the first-in, first-out (FIFO) method. Prior years' financial statements have been restated to reflect this change. See Note B to the Consolidated Financial Statements.


(c) Represents the valuation allowance recorded for a $60.5 million ($50 million after tax) adjustment to equity required to recognize the minimum pension liability. See Note I to the Consolidated Financial Statements.

SCHEDULE  X
Supplementary Income Statement Information
(dollars in millions)



                      Year Ended December 31, 1993               Charged to
Classification                                                   Expense
- --------------                                                   ----------
Repairs and maintenance                                          $656.1
Taxes other than payroll and income taxes                          39.8
Research and development                                           23.9




                      Year Ended December 31, 1992               Charged to
Classification                                                   Expense
- --------------                                                   ----------
Repairs and maintenance                                          $706.7
Taxes other than payroll and income taxes                          43.2
Research and development                                           27.0





                      Year Ended December 31, 1991               Charged to
Classification                                                   Expense
- --------------                                                   ----------
Repairs and maintenance                                          $723.2
Taxes other than payroll and income taxes                          51.3
Research and development                                           29.9

                                 EXHIBIT INDEX

     The following is an index of the exhibits included in this Report or incorporated herin by reference.

  Item No.                       Exhibit                            Page No.
  --------                       -------                            --------

  (3)(a) Restated Certificate of Incorporation, as corrected by the Certificate of Correction relating thereto
             (Incorporated by reference from Exhibit 28 to Bethlehem's quarterly report on Form 10-Q for the quarter ended June 30, 1988).

     (b) By-laws of Bethlehem Steel Corporation, as amended October 1, 1988.

  (4)(a) Rights Agreement, dated as of September 28, 1988, between Bethlehem Steel Corporation and Morgan
             Shareholder Services Trust Company.

     (b) Certificate of the Voting Powers, Designation, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Employee Stock Ownership Plan Convertible Preference Stock, Series B (Par Value $1 Per Share; Stated Value $40 Per Share) of Bethlehem Steel Corporation, as amended and supplemented by the Certificate of Decrease relating thereto (Incorporated by reference from Exhibit 4 to Bethlehem's quarterly report on Form 10-Q for the quarter ended March 31, 1991).

     (c) Certificate of the Voting Powers, Designation Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, of the $3.50 Cumulative Convertible Preferred Stock (Par Value
             $1 Per Share) of Bethlehem Steel Corporation, as amended and supplemented by the Certificate of Increase relating thereto (Incorporated by reference from Exhibit 4(c) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31,
             1992).

  *(10)(a) Excess Benefit Plan of Bethlehem Steel Corporation and Subsidiary Companies, as amended July 29,
             1992 (Incorporated by reference from Exhibit 10(a) to Bethlehem's quarterly report on Form 10-Q for the quarter ended June 10, 1992).

       *(b) 1988 Stock Incentive Plan of Bethlehem Steel Corporation (Incorporated by reference from
             Exhibit 10(b) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31,
             1992).

       *(c)  Special incentive Compensation Plan of Bethlehem
             Steel Corporation, which is contained in Article
             Seventh of the Restated Certificate of Incorporation referred to in Exhibit 3(a) to this Report.

       *(d) Supplemental Benefits Plan of Bethlehem Steel Corporation and Subsidiary Companies, as amended July 29, 1992 (Incorporated by reference from
             Exhibit 10(b) to Bethlehem's quarterly report on Form 10-Q for the quarter ended June 30, 1992).

       *(e) Post-Retirement Retainer Plan for Non-Officer Directors (Incorporated by reference from Exhibit
             (10)(o) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

        (f) Form of Indemnification Assurance Agreement between Bethlehem Steel Corporation and each of its directors and executive officers listed on Schedule A thereto.

   (11) Statement regarding computation of per share earnings.

   (13)      Those portions of the 1993 Annual Report to
             Stockholders of Bethlehem Steel Corporation which are incorporated by reference into this Form 10-K
             Annual Report.

   (21)      Subsidiaries of Bethlehem Steel Corporation.

   (23) Consent of Independent Accountants (included on page F-2 of this Report).

   (24)      Powers of Attorney.



- -----------------

* Compensatory plans in which Bethlehem's directors and executive officers participate.

                                                             Exhibit (3)(b)



                                  BY-LAWS


                                    of


                        BETHLEHEM STEEL CORPORATION


                        ----------------------------


                        Incorporated under the Laws
                         of the State of Delaware



                        ---------------------------




                        As Amended October 1, 1988

                                  BY-LAWS

                                    OF

                        BETHLEHEM STEEL CORPORATION


                             Table of Contents



                                                               Page
                                                               ----
                ARTICLE I - Meetings of Stockholders, Etc.

Section 1.01  Annual Meeting . . . . . . . . . . . . . . . . .   1
Section 1.02  Business to be Brought Before an Annual
              Meeting of Stockholders. . . . . . . . . . . . .   1
Section 1.03  Special Meeting. . . . . . . . . . . . . . . . .   2
Section 1.04  Place of Meetings. . . . . . . . . . . . . . . .   2
Section 1.05  Notice of Meetings . . . . . . . . . . . . . . .   2
Section 1.06  Quorum . . . . . . . . . . . . . . . . . . . . .   3
Section 1.07  Organization . . . . . . . . . . . . . . . . . .   4
Section 1.08  Order of Business. . . . . . . . . . . . . . . .   4
Section 1.09  Voting . . . . . . . . . . . . . . . . . . . . .   4
Section 1.10  List of Stockholders . . . . . . . . . . . . . .   5
Section 1.11  Inspectors of Votes. . . . . . . . . . . . . . .   6
Section 1.12  Consent of Stockholders in lieu of Meeting . . .   6


                      ARTICLE II - Board of Directors

Section 2.01  General Powers . . . . . . . . . . . . . . . . .   8
Section 2.02  Number and Term of Office. . . . . . . . . . . .   8
Section 2.03  Nominations for the Election of Directors. . . .   8
Section 2.04  Election of Directors. . . . . . . . . . . . . .   9
Section 2.05  Organization . . . . . . . . . . . . . . . . . .   9
Section 2.06  Resignations . . . . . . . . . . . . . . . . . .   9
Section 2.07  Vacancies, etc.. . . . . . . . . . . . . . . . .   9
Section 2.08  Place of Meeting, etc. . . . . . . . . . . . . .   9
Section 2.09  First Meeting. . . . . . . . . . . . . . . . . .  10
Section 2.10  Regular Meetings . . . . . . . . . . . . . . . .  10
Section 2.11  Special Meetings; Notice . . . . . . . . . . . .  10
Section 2.12  Quorum and Manner of Acting. . . . . . . . . . .  10
Section 2.13  Removal of Directors . . . . . . . . . . . . . .  11
Section 2.14  Compensation . . . . . . . . . . . . . . . . . .  11



                         ARTICLE III - Committees

Section 3.01  Executive Committee; How Constituted and Powers.  12
Section 3.02  Organization, etc. . . . . . . . . . . . . . . .  12
Section 3.03  Meetings . . . . . . . . . . . . . . . . . . . .  12
Section 3.04  Quorum and Manner of Acting. . . . . . . . . . .  13
Section 3.05  Resignations; Removal; Vacancies . . . . . . . .  13
Section 3.06  Other Committees . . . . . . . . . . . . . . . .  13
Section 3.07  Procedures . . . . . . . . . . . . . . . . . . .  14
Section 3.08  Action by Consent in Writing . . . . . . . . . .  14


                           ARTICLE IV - Officers

Section 4.01  Number . . . . . . . . . . . . . . . . . . . . .  15
Section 4.02  Election and Term of Office. . . . . . . . . . .  15
Section 4.03  Agents, etc. . . . . . . . . . . . . . . . . . .  15
Section 4.04  Removal. . . . . . . . . . . . . . . . . . . . .  15
Section 4.05  Resignations . . . . . . . . . . . . . . . . . .  15
Section 4.06  Vacancies. . . . . . . . . . . . . . . . . . . .  16
Section 4.07  Chief Executive Officer. . . . . . . . . . . . .  16
Section 4.08  Chairman . . . . . . . . . . . . . . . . . . . .  16
Section 4.09  President. . . . . . . . . . . . . . . . . . . .  16
Section 4.10  Vice Chairmen. . . . . . . . . . . . . . . . . .  16
Section 4.11  Executive Office . . . . . . . . . . . . . . . .  17
Section 4.12  Vice Presidents. . . . . . . . . . . . . . . . .  17
Section 4.13  Assistant Vice Presidents. . . . . . . . . . . .  17
Section 4.14  Controller . . . . . . . . . . . . . . . . . . .  17
Section 4.15  Assistant Controllers. . . . . . . . . . . . . .  18
Section 4.16  General Counsel. . . . . . . . . . . . . . . . .  18
Section 4.17  Treasurer. . . . . . . . . . . . . . . . . . . .  18
Section 4.18  Assistant Treasurers . . . . . . . . . . . . . .  19
Section 4.19  Secretary. . . . . . . . . . . . . . . . . . . .  19
Section 4.20  Assistant Secretaries. . . . . . . . . . . . . .  20
Section 4.21  Salaries . . . . . . . . . . . . . . . . . . . .  20


        ARTICLE V - Contracts, Checks, Drafts, Bank Accounts, Etc.

Section 5.01  Contracts with Governmental Authorities. . . . .  20
Section 5.02  Appointment of Agents. . . . . . . . . . . . . .  21
Section 5.03  Execution of Other Contracts, etc. . . . . . . .  21
Section 5.04  Loans. . . . . . . . . . . . . . . . . . . . . .  21
Section 5.05  Checks, Drafts, etc. . . . . . . . . . . . . . .  22
Section 5.06  Deposits . . . . . . . . . . . . . . . . . . . .  22
Section 5.07  General and Special Bank Accounts. . . . . . . .  22
Section 5.08  Proxies in Respect of Stock or Other
              Securities of Other Corporations . . . . . . . .  22


                  ARTICLE VI - Shares and Their Transfer

Section 6.01  Certificates for Stock . . . . . . . . . . . . .  23
Section 6.02  Transfer of Stock. . . . . . . . . . . . . . . .  23
Section 6.03  Regulations. . . . . . . . . . . . . . . . . . .  24
Section 6.04  Lost, Stolen, Destroyed and Mutilated
              Certificates.. . . . . . . . . . . . . . . . . .  24
Section 6.05  Fixing Date for Determination of Stockholders
              of Record in Certain Case. . . . . . . . . . . .  24


                       ARTICLE VII - Offices, Etc.

Section 7.01  Registered Office. . . . . . . . . . . . . . . .  25
Section 7.02  Other Offices. . . . . . . . . . . . . . . . . .  25


                  ARTICLE VIII - Dividends, Surplus, Etc.

Section 8.01  Dividends, Surplus, etc. . . . . . . . . . . . .  25


ARTICLE IX - Indemnification of Directors, Officers, Employees and
             Agents

Section 9.01  Third Party Actions. . . . . . . . . . . . . . .  26
Section 9.02  Derivative Actions . . . . . . . . . . . . . . .  27
Section 9.03  Determination of Entitlement to
              Indemnification. . . . . . . . . . . . . . . . .  28
Section 9.04  Right to Indemnification Upon Successful
              Defense and For Service as a Witness . . . . . .  28
Section 9.05  Advance of Expenses. . . . . . . . . . . . . . .  29
Section 9.06  Indemnification Not Exclusive. . . . . . . . . .  29
Section 9.07  Accrual of Claims; Successors. . . . . . . . . .  30
Section 9.08  Corporate Obligations; Reliance. . . . . . . . .  30
Section 9.09  Insurance. . . . . . . . . . . . . . . . . . . .  30
Section 9.10  Definitions of Certain Terms . . . . . . . . . .  30
Section 9.11  Saving Clause. . . . . . . . . . . . . . . . . .  31


                             ARTICLE X - Seal

Section 10.01 Seal . . . . . . . . . . . . . . . . . . . . . .  31


                         ARTICLE XI - Fiscal Year

Section 11.01 Fiscal Year. . . . . . . . . . . . . . . . . . .  31


                      ARTICLE XII - Waiver of Notices

Section 12.01 Waiver of Notices. . . . . . . . . . . . . . . .  32


                           ARTICLE XIII - Gender

Section 13.01 Gender . . . . . . . . . . . . . . . . . . . . .  32


                         ARTICLE XIV - Amendments

Section 14.01 Amendments . . . . . . . . . . . . . . . . . . .  32

                                  BY-LAWS

                                    OF

                        BETHLEHEM STEEL CORPORATION


                        ---------------------------


                                ARTICLE I.

                      Meetings of Stockholders, Etc.

       SECTION 1.01. Annual Meeting. The annual meeting of the stockholders of Bethlehem Steel Corporation (herein called the "Corporation") shall, unless the Board of Directors (herein called the "Board") shall designate another time or place, be held on the Tuesday immediately preceding the last Wednesday in April in each year (or, if that day shall be a legal holiday, then on the next preceding business day) at such hour as may be specified in the notice thereof, in the City of Wilmington, in the State of Delaware, and at such place within said City as shall be fixed by the Board, for the purpose of electing directors and for the transaction of such other business as may properly be brought before such meeting. If any annual meeting shall not be held on the day designated herein or the directors shall not have been elected thereat or at any adjournment thereof, the Board shall cause a special meeting of the stockholders to be held as soon thereafter as practicable for the election of directors. At such special meeting, the stockholders may elect directors and transact other business with the same force and effect as at an annual meeting of the stockholders duly called and held.

       SECTION 1.02. Business to be Brought Before an Annual Meeting of Stockholders. Any business properly brought before an annual meeting of the stockholders of the Corporation may be transacted at such meeting. To be properly brought before an annual meeting, business must be (i) specified in the notice of the meeting (or any supplement thereto) given by or at the direction of the Board, (ii) brought before the meeting by or at the direction of the Board pursuant to a vote of not less than four-fifths of the whole Board or (iii) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given such written notice of the proposed business, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation, that the Secretary shall receive such notice at least 90 days prior to the anniversary date of the immediately preceding annual meeting or not later than ten days after notice or public disclosure of the date of the annual meeting shall be given or made to stockholders, whichever date shall be earlier. Subject to Section 2.03 hereof, any such notice shall set forth as to each item of business the stockholder shall propose to bring before the annual meeting (i) a brief description of such item of business and the reasons for conducting it at such meeting and, in the event that such item of business shall include a proposal to amend or to recommend the amendment of either the Restated Certificate of Incorporation of the Corporation (which term as used herein shall include any amendments to the Restated Certificate) or these By-laws, the text of the proposed amendment,
(ii) the name and address of the stockholder proposing such item of business, (iii) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such item of business and (iv) any material interest of the stockholder in such item of business. Only business which shall have been properly brought before an annual meeting of stockholders in accordance with these By-laws shall be conducted at such meeting, and the Chairman of such meeting may refuse to permit any business to be brought before such meeting which shall not have been properly brought before it in accordance with these By-laws.

       SECTION 1.03. Special Meeting. Except as otherwise required by law, special meetings of the stockholders for any purpose or purposes may be called only by (i) the Chairman, (ii) the President, (iii) the Secretary or (iv) the majority of the whole Board. Only such business as shall be specified in the notice of any special meeting of the stockholders shall come before such meeting.

       SECTION 1.04. Place of Meetings. Any meeting of the stockholders for the election of directors shall, unless the Board shall designate another place, be held in the City of Wilmington, in the State of Delaware, and at such place within said City as shall be fixed by the Board. All other meetings of the stockholders shall be held at such places, within or without the State of Delaware, as may from time to time be designated by the Board or in the respective notices or waivers of notice thereof.

       SECTION 1.05. Notice of Meetings. Every stockholder shall furnish the Secretary with an address at which notices of meetings and all other corporate notices may be served on or mailed to him. Except as otherwise expressly required by law, notice of each meeting of the stockholders, whether annual or special, shall, not less than ten (l0) nor more than sixty (60) days before the date of the meeting, be given to each stockholder of record entitled to vote at such meeting by delivering a typewritten or printed notice thereof to him personally or by depositing such notice in the United States mail, in a postage prepaid envelope, directed to him at his post-office address furnished by him to the Secretary for such purpose, or, if he shall not have furnished to the Secretary his post-office address for such purpose, but his address shall otherwise appear on the records of the Corporation, then at his address as it shall so appear on the records of the Corporation, or, if he shall not have furnished to the Secretary his post-office address for such purpose and his address shall not otherwise appear on the records of the Corporation, then at the registered office of the Corporation in the State of Delaware. If mailed, notice shall be deemed given when deposited in the United States mail, postage prepaid. Except when expressly required by law, no publication of any notice of a meeting of the stockholders shall be required. Every notice of a meeting of the stockholders shall state the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting shall be called. Nevertheless, notice of any meeting of the stockholders shall not be required to be given to any stockholder who shall attend such meeting in person or by proxy except a stockholder who shall attend such meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business on the grounds that the meeting shall not have been lawfully called or convened; and, if any stockholder shall, in person or by attorney thereunto authorized, in writing or by telegraph, cable, wireless, telex, telefax or other form of recorded communication, waive notice of any meeting of the stockholders, notice thereof need not be given to him. It shall not be necessary to state in any notice of a meeting of the stockholders as a purpose thereof any matter relating to the conduct of such meeting. Except when expressly required by law, notice of any adjourned meeting of the stockholders need not be given if the time and place thereof shall be announced at the meeting at which the adjournment shall be taken, unless such adjournment shall be for more than 30 days or a new record date shall be fixed for an adjourned meeting.

       SECTION 1.06. Quorum. At each meeting of the stockholders, with the exception of any meeting for the election of directors summarily ordered as provided by the General Corporation Law of the State of Delaware, stockholders holding of record a majority of the shares of stock of the Corporation entitled to be voted thereat shall be present in person or by proxy to constitute a quorum for the transaction of business. In the absence of a quorum at any such meeting or any adjournment or adjournments thereof, a majority in voting interest of those present in person or by proxy and entitled to vote thereat, or in the absence therefrom of all the stockholders, any officer entitled to preside at, or to act as secretary of, such meeting may adjourn such meeting from time to time. At any such adjourned meeting at which a quorum may be present any business may be transacted which might have been transacted at the meeting as originally called. The absence from any meeting of stockholders holding the number of shares of stock of the Corporation required by the laws of the State of Delaware or by the Restated Certificate of Incorporation of the Corporation or by these By-laws for action upon any given matter shall not prevent action at such meeting upon any other matter or matters which may properly come before the meeting, if there shall be present thereat in person or by proxy stockholders holding the number of shares of stock of the Corporation required in respect of such other matter or matters.

       SECTION 1.07. Organization. At each meeting of the stockholders the Chairman, or, if he shall be absent therefrom, the President, or if he shall be absent therefrom, a Vice Chairman, or, if there shall not be any Vice Chairman in office or if all the Vice Chairmen also shall be absent therefrom, a Vice President or another officer of the Corporation chosen as chairman of such meeting by a majority in voting interest of the stockholders present in person or by proxy and entitled to vote thereat, or, if all the officers of the Corporation shall be absent therefrom, a stockholder holding of record shares of stock of the Corporation so chosen, shall act as chairman of the meeting and preside thereat; and the Secretary, or, if he shall be absent from such meeting or shall be required pursuant to the provisions of this Section 1.07 to act as chairman of such meeting, the person (who shall be an Assistant Secretary, if an Assistant Secretary shall be present thereat) whom the chairman of such meeting shall appoint shall act as secretary of such meeting and keep the minutes thereof.

       SECTION 1.08. Order of Business. The order of business at each meeting of the stockholders shall be determined by the chairman of such meeting, but such order of business may be changed by the vote of a majority in voting interest of those present in person or by proxy at such meeting and entitled to vote thereat.

       SECTION 1.09. Voting. Except as otherwise provided in the Restated Certificate of Incorporation of the Corporation, each stockholder shall be entitled to one vote in person or by proxy for each share of stock of the Corporation held by him and registered in his name on the books of the Corporation on the date fixed pursuant to the provisions of Section 6.05 hereof as the record date for the determination of stockholders who shall be entitled to notice of and to vote at the meeting of stockholders, or to express consent to corporate action in writing without a meeting, as the case may be. Shares of its own stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation shall be held by the Corporation, shall not be entitled to vote. Persons holding in a fiduciary capacity stock of the Corporation shall be entitled to vote such stock so held, and persons whose stock shall be pledged shall be entitled to vote such stock, unless in the transfer by the pledgor on the books of the Corporation he shall have expressly empowered the pledgee to vote thereon, in which case only the pledgee, or his proxy, may represent such stock and vote thereon. If shares of stock of the Corporation shall stand of record in the names of two or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, tenants by the entirety or otherwise, or if two or more persons shall have the same fiduciary relationship respecting the same shares of stock of the Corporation, unless the Secretary shall have been given written notice to the contrary and have been furnished with a copy of the instrument or order appointing them or creating the relationship wherein it is so provided, their acts with respect to voting shall have the following effect:

            (i)    if only one shall vote, his act shall bind all;

            (ii) if more than one shall vote, the act of the majority so voting shall bind all; and

            (iii) if more than one shall vote, but the vote shall be evenly split on any particular matter, then, except as otherwise required by the General Corporation Law of the State of Delaware, each faction may vote the shares in question proportionally.

If the instrument so filed shall show that any such tenancy shall be held in unequal interests, the majority or even-split for the purpose of the next foregoing sentence shall be a majority or even-split in interest.
Any vote on stock of the Corporation at any meeting of the stockholders by the stockholder entitled thereto, and any expression of consent or dissent to corporate action without a meeting by the stockholder entitled to express such consent or dissent, may be given in person or by his proxy appointed by an instrument in writing subscribed by such stockholder or by his attorney thereunto authorized and delivered to the Secretary of the Corporation or in the case of a vote at a meeting to such Secretary or to the Secretary of the meeting; provided, however, that no proxy shall be voted or acted upon after three (3) years from its date, unless said proxy shall provide for a longer period. At all meetings of the stockholders all matters, except those specified in Section 2.04 of these By-laws, and except also those the manner of decidin shall be otherwise expressly regulated by law or by the Restated Certificate of Incorporation of the Corporation, shall be decided by the vote of a majority in voting interest of the stockholders present in person or by proxy and entitled to vote thereat, a quorum being present. Except in the case of votes for the election of directors, unless demanded by a stockholder of the Corporation present in person or by proxy at any meeting of the stockholders and entitled to vote thereat or so directed by the chairman of the meeting, the vote thereat on any other question need not be by ballot. Upon a demand of any such stockholder for a vote by ballot on any question or at the direction of such chairman that a vote by ballot be taken on any question, such vote shall be taken. On a vote by ballot each ballot shall be signed by the stockholder voting, or by his proxy, if there be such proxy, and shall state the number of shares voted.

       SECTION 1.10. List of Stockholders. It shall be the duty of the Secretary or other officer of the Corporation who shall have charge of its stock ledger, either directly or through another officer of the Corporation designated by him or through a transfer agent appointed by the Board, to prepare and make, at least ten
(10) days before every meeting of the stockholders, a complete list of the stockholders entitled to vote thereat, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to said meeting, either at a place within the city where said meeting is to be held, which place shall be specified in the notice of said meeting, or, if not so specified, at the place where said meeting is to be held. The list shall also be produced and kept at the time and place of said meeting during the whole time thereof, and may be inspected by any stockholder who shall be present thereat. Upon the willful neglect or refusal of the directors to produce such list at any meeting for the election of directors, they shall be ineligible for election to any office at such meeting. The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, such list or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

       SECTION 1.11. Inspectors of Votes. At each meeting of the stockholders the chairman of such meeting may appoint two Inspectors of Votes to act thereat. Each Inspector of Votes so appointed shall first subscribe an oath or affirmation faithfully to execute the duties of an Inspector of Votes at such meeting with strict impartiality and according to the best of his ability. Such Inspectors of Votes, if any, shall take charge of the ballots at such meeting and after the balloting thereat on any question shall count the ballots cast thereon and shall make a report in writing to the secretary of such meeting of the results thereof. An Inspector of Votes need not be a stockholder of the Corporation, and any officer of the Corporation may be an Inspector of Votes on any question other than a vote for or against his election to any position with the Corporation or on any other question in which he may be directly interested.

       SECTION 1.12.  Consent of Stockholders in lieu of Meeting.
      (a) Anything in these By-laws to the contrary notwithstanding, any action required by the General Corporation Law of the State of Delaware to be, or which may be, taken at any annual or special meeting of the stockholders may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed in person or by proxy by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and if the procedures in this Section 1.12 shall be complied with.

      (b) A record date for determining stockholders entitled to express consent to stockholder action in writing without a meeting shall be fixed by the Board of Directors of the Corporation (a
"Consent Record Date"), which record date shall not precede the date upon which the resolution fixing the Consent Record Date shall be adopted by the Board and which shall not be more than ten days after the date upon which such resolution shall have been adopted. Any stockholder seeking to have the stockholders authorize or take action by written consent without a meeting shall give written notice either by personal delivery or by United States mail, postage prepaid, to the Secretary, of the intent of such stockholder to take action by written consent, which notice shall request the Board of Directors to fix a Consent Record Date. The Board of Directors shall, within 10 days of the receipt of such notice, fix as the Consent Record Date a date which shall not precede the date upon which the resolution fixing the Consent Record Date shall be adopted by the Board and which shall not be more than ten days after the date upon which such resolution shall have been adopted.

       (c) Every written consent pursuant to this Section 1.12 shall bear the date of signature of each stockholder who shall sign such consent and no written consent shall be effective to take the corporate action referred to therein unless, within sixty (60) days of the date of earliest dated consent delivered to the Corporation in the manner required by this Section 1.12, written consents signed by a sufficient number of stockholders to take action shall be delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business or to an officer or agent of the Corporation having custody of the books in which meetings and proceedings of the stockholders shall be recorded. Delivery made to said registered office of the Corporation shall be by hand or by certified or registered mail, return receipt requested.

       (d) The date for determining if an action shall have been validly consented to by the holders of shares of outstanding stock of the Corporation having the requisite voting power to authorize or take such action shall be the earliest of (i) the date on which the required minimum number of votes have been received and the validity of the actions have been reviewed, (ii) the 60th day after the Consent Record Date or (iii) the 60th day after the date of the earliest consent delivered to the Corporation.

       (e) Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who shall not have consented in writing.


                                ARTICLE II.

                            Board of Directors.

       SECTION 2.01. General Powers. The property, business and affairs of the Corporation shall be managed by or under the direction of the Board.

       SECTION 2.02. Number and Term of Office. Subject to the requirements of the laws of the State of Delaware and of the Restated Certificate of Incorporation of the Corporation, the Board may from time to time by the vote of the majority of the whole Board determine the number of directors. Until the Board shall otherwise so determine or Section 6 of Article FOURTH of such Restated Certificate of Incorporation shall otherwise so require, the number of directors shall be fifteen (15). Each of the directors of the Corporation shall hold office until his successor shall be elected and shall qualify, or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

       SECTION 2.03. Nominations for the Election of Directors. Subject to the rights of the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation and otherwise subject to the rights of stockholders under the General Corporation Law of the State of Delaware, nominations for the election of directors shall be made by the Board. Any stockholder entitled to vote for the election of directors at a meeting may recommend for nomination by the Board persons for election as directors. Written notice of the recommendation of such stockholder shall be given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation not later than (i) with respect to an election to be held at an annual meeting of stockholders, on the date designated in Section 1.01 hereof, 90 days in advance of such meeting and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting shall first be given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who shall make such recommendation and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are recommended by the stockholder; (d) such other information regarding each recommended person proposed by such stockholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each such person been nominated, or intended to be nominated, by the Board of Directors; and (e) the consent in writing of each such person to serve as a director of the Corporation if so elected. The chairman of the meeting may refuse to acknowledge the nomination of any person not recommended in compliance with the foregoing procedure.

       SECTION 2.04. Election of Directors. At each meeting of the stockholders entitled to vote for the election of directors at which a quorum shall be present, the persons receiving the greatest number of votes, up to the number of directors to be elected, shall be the directors. Such election shall be by ballot in accordance with the provisions of Section 1.09 hereof.

       SECTION 2.05. Organization. At each meeting of the Board the Chairman, or, if he shall be absent therefrom, the President, or, if he shall be absent therefrom, a Vice Chairman or, if there shall not be any Vice Chairman in office or if all the Vice Chairmen also shall be absent therefrom, a director chosen by a majority of the directors present thereat, shall act as chairman of such meeting and preside thereat. The Secretary, or in case of his absence the person whom the chairman of such meeting shall appoint, shall act as secretary of such meeting and keep the minutes thereof.

       SECTION 2.06. Resignations. Any director may resign at any time by giving written notice of his resignation to the Corporation. Any such resignation shall take effect at the time specified therein, or, if the time when it shall become effective shall not be specified therein, then it shall take effect immediately upon its receipt by the Chairman, the President, any of the Vice Chairmen, or the Secretary; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

       SECTION 2.07. Vacancies, etc. In case of any increase in the number of directors, the additional director or directors, and, in case of any vacancy in the Board due to death, resignation, disqualification, removal or any other cause, the successor to fill the vacancy shall be elected by the holders of shares of stock entitled to vote at an annual or special meeting of said holders or by a majority of the directors then in office, though less than a quorum, or by a sole remaining director. When one or more directors shall resign from the Board, effective at a future date, a majority of the directors then in office, including those who shall have so resigned, shall have the power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective.

       SECTION 2.08. Place of Meeting, etc. The Board may hold its meetings at such place or places within or without the State of Delaware as the Board may from time to time by resolution determine or as shall be designated in the respective notices or waivers of notice thereof.

       SECTION 2.09. First Meeting. As soon as practicable after each annual election of directors, the Board shall meet for the purpose of organization and the transaction of other business.

       SECTION 2.10. Regular Meetings. Regular meetings of the Board shall be held at such times as the Board shall from time to time by resolution determine. If any day fixed for a regular meeting shall be a legal holiday at the place where the meeting is to be held, then the meeting which would otherwise be held on that day shall be held at the same hour on the next succeeding business day. Except as otherwise provided by law, notices of regular meetings need not be given.

       SECTION 2.11. Special Meetings; Notice. Special meetings of the Board shall be held whenever called by the Chairman, the President, the Secretary or a majority of the directors at the time in office. A notice shall be given as hereinafter in this Section
2.11 provided of each such special meeting, in which shall be stated the time and place of such meeting, but, except as otherwise expressly provided by law or by these By-laws, the purposes thereof need not be stated in such notice. Except as otherwise provided by law, notice of each such meeting shall be mailed to each director, addressed to him at his residence or usual place of business, at least two (2) days before the day on which such meeting is to be held, or shall be sent addressed to him at such place by telegraph, cable, wireless, telex, telefax or other form of recorded communication or be delivered personally or by telephone not later than the day before the day on which such meeting is to be held. Notice of any meeting of the Board need not, however, be given to any director who shall attend such meeting except a director who shall attend such meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business on the grounds that the meeting shall not have been lawfully called or convened; and, if any director shall, in writing or by telegraph, cable, wireless, telex, telefax or other form of recorded communication, waive notice of any meeting of the Board, notice thereof need not be given to him.

       SECTION 2.12. Quorum and Manner of Acting. Subject to the provisions of Section 2.07 hereof, a majority of the whole Board shall be present in person at any meeting of the Board (participation in a meeting by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other to constitute presence in person at such meeting) in order to constitute a quorum for the transaction of business at such meeting and, except as specified in Sections 1.02, 1.03, 2.02, 2.07, 3.01, 3.05, 3.06,
3.07, 3.08, 4.01, 4.04, 4.07, and 4.21 hereof, and except also as otherwise expressly provided by law, the vote of a majority of the directors present at any such meeting at which a quorum is present shall be the act of the Board; provided, however, that any person who shall both be in the employ of the Corporation or of one or more of its subsidiary companies and be a director of the Corporation (herein "Executives of the Corporation") shall not as a member of the Board have any vote in the determination of the amount that shall be paid to him as a fixed salary or as any other form of compensation and provided further that in the case of a vote in good faith authorizing any contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association or other organization in which one or more of its directors or officers are directors or officers or have a financial interest, if the material facts as to the relationship or interest of the directors or officers of the Corporation as to the contract or transaction are disclosed or known to the Board, the affirmative votes of a majority of the disinterested directors of the Corporation, even though the disinterested directors shall be less than a quorum, shall be the act of the Board. In the absence of a quorum from any such meeting, a majority of the directors present thereat may adjourn such meeting from time to time until a quorum shall be present thereat. Notice of any adjourned meeting need not be given. The directors shall act only as a board and the individual directors shall have no power as such. Anything in these By-laws to the contrary notwithstanding, any action required or permitted to be taken at any meeting of the Board may be taken without a meeting if all members of the Board consent thereto in writing and the writing or writings are filed with the minutes of proceedings of the Board.

       SECTION 2.13. Removal of Directors. Any director may be removed, either with or without cause, at any time, by the affirmative vote of stockholders of record of the Corporation holding of record a majority of the shares then entitled to vote at an election of directors; and the vacancy in the Board caused by any such removal may be filled as provided in Section 2.07 hereof. In the case of the removal of a director for cause, "Cause" is hereby defined as the willful and continuous failure substantially to perform one's duties to the Corporation or the willful engaging in gross misconduct materially and demonstrably injurious to the Corporation.

       SECTION 2.14. Compensation. Unless otherwise expressly provided by resolution adopted by the Board, neither any of the directors nor any of the members of any committee of the Corporation contemplated by these By-laws or otherwise provided for by resolution of the Board shall, as such, receive any stated compensation for his services; but the Board may at any time or from time to time by resolution provide that a specified sum shall be paid to any director of the Corporation or to any member of any such committee who shall not otherwise be in the employ of the Corporation or of any of its subsidiary companies, either as his annual compensation as such director or member or as compensation for his attendance at meetings of the Board or of such committee. The Board may also likewise provide that the Corporation shall reimburse each such director or member of such committee for any expenses paid by him on account of his attendance at any such meeting. Nothing in this Section 2.14 contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.


                               ARTICLE III.

                                Committees.

       SECTION 3.01. Executive Committee; How Constituted and Powers. The Board, by resolution adopted by a majority of the whole Board, may designate not less than two (2) of the directors then in office, who shall include the Chairman and the President, to constitute an Executive Committee (herein called the "Executive Committee") which during the intervals between meetings of the Board of Directors shall have and may exercise all the delegable powers of the Board to the extent permitted by law and as provided in said resolution or in another resolution or other resolutions so adopted by the Board; and it shall have power to authorize the seal of the Corporation to be affixed to all papers which may require it.

       SECTION 3.02. Organization, etc. The Chairman or, if he shall be absent therefrom, the President shall act as chairman at all meetings of the Executive Committee and the Secretary shall act as secretary thereof. In case of the absence from any meeting of the Committee of the Chairman, the President, or the Secretary, the Committee may appoint a chairman or secretary, as the case may be, of the meeting.

       SECTION 3.03. Meetings. Regular meetings of the Executive Committee, of which notice shall not be necessary, shall be held on such days and at such places, within or without the State of Delaware, as shall be fixed by resolution adopted by a majority of the Committee and communicated to all its members. Special meetings of the Committee shall be held whenever called by the Chairman, the President, the Secretary or a majority of the members of such Committee then in office. Notice of each special meeting of the Committee shall be given by mail, telegraph, cable, wireless, telex, telefax or other form of recorded communication or be delivered personally or by telephone to each member of the Committee not later than the day before the day on which such meeting is to be held. Notice of any such meeting need not, however, be given to any member of the Committee who shall attend such meeting except a member of the Committee who shall attend such meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business on the grounds that the meeting shall not have been lawfully called or convened; and, if any member of the Committee shall, in writing or by telegraph, cable, wireless, telex, telefax or other form of recorded communication, waive notice of any meeting of the Committee, notice thereof need not be given to him. Subject to provisions of this
Article III, the Committee, by resolution adopted by a majority of the whole Committee, shall fix its own rules of procedure, and it shall keep a record of its proceedings and report them to the Board at the next regular meeting thereof after such proceedings shall have been taken. All such proceedings shall be subject to revision or alteration by the Board; provided, however, that third parties shall not be prejudiced by any such revision or alteration.

       SECTION 3.04. Quorum and Manner of Acting. A majority of the Executive Committee shall be present in person at any meeting of the Committee (participation in a meeting by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other to constitute presence in person at such meeting) in order to constitute a quorum for the transaction of business, and the act of a majority of those present at a meeting thereof at which a quorum shall be present shall be the act of the Committee; provided, however, that in the case of a vote in good faith authorizing any contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association or other organization in which one more of its directors or officers shall be directors or officers or have a financial interest, if the material facts as to the relationship or interest of the directors or officers of the Corporation as to the contract or transaction shall be disclosed or known to the Executive Committee, the vote of a majority of the disinterested members of the Committee, even though the disinterested members shall be less than a quorum, shall be the act of the Committee. The members of the Committee shall act only as a committee, and the individual members shall have no power as such.

       SECTION 3.05. Resignations; Removal; Vacancies. Any member of the Executive Committee may resign therefrom at any time by giving written notice of his resignation to the Corporation. Any such resignation shall take effect at the time specified therein, or, if the time when it shall become effective shall not be specified therein, then it shall take effect immediately upon its receipt by the Corporation; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. The Board by resolution adopted by a majority of the whole Board may remove any member of the Executive Committee. Any vacancy in the Executive Committee shall be filled by the vote of a majority of the whole Board.

       SECTION 3.06. Other Committees. The Board, by resolution adopted by a majority of the whole Board, shall constitute a Finance Committee, which shall consist of not less than three (3) members, the majority of whom shall be directors and one of whom shall be designated by the Board to act as chairman of such Committee. Subject to any limitations prescribed by the Board, the Finance Committee shall have authority to advise with the Board, the Executive Committee and the officers and employees of the Corporation with respect to all activities, plans and policies affecting the financial affairs of the Corporation.

       The Board, by resolution adopted by a majority of the whole Board, shall constitute an Audit Committee, an Executive Compensation Committee, a Nominating Committee and such other committees as it may determine, which shall in each case consist of such directors and, at the discretion of the Board, such officers of the Corporation who shall not be directors and shall have and may exercise such powers as the Board may by resolution determine and specify in the respective resolutions appointing them; provided, however, that (a) unless all the members of any committee shall be directors, such committee shall not have authority to exercise any of the powers of the Board in the management of the business and affairs of the Corporation, and (b) if any committee shall have the power to determine the amounts of the respective fixed salaries of the Executives of the Corporation or any of them, such committee shall consist of not less than three (3) members and none of its members shall have any vote in the determination of the amount that shall be paid to him as a fixed salary.

       SECTION 3.07. Procedures. A majority of all the members of the Finance Committee or of any other Committee organized pursuant to Section 3.06 hereof may fix its rules of procedure, determine its action and fix the time and place, whether within or without the State of Delaware, of its meetings (participation in a meeting by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other to constitute presence in person at such meeting) and specify what notice thereof, if any, shall be given, unless the Board shall otherwise by resolution provide. The Board, by resolution adopted by a majority of the whole Board, shall have power to change the members of any committee referred to in this Section 3.07 at any time, to fill vacancies therein and to discharge any such committee, either with or without cause, at any time.

       SECTION 3.08. Action by Consent in Writing. Anything in these By-laws to the contrary notwithstanding, any action required or permitted to be taken at any meeting of any committee referred to in this Article III may be taken without a meeting if all members of the committee shall consent thereto in writing and the writing or writings shall be filed with the minutes of proceedings of the committee.


                                ARTICLE IV.

                                 Officers.

       SECTION 4.01. Number. The Corporation shall have the following officers as determined by a resolution or resolutions adopted by a majority of the whole Board: a Chairman (who shall be a director), a President (who shall be a director), one or more Vice Chairmen (one or more of whom may be directors), one or more Vice Presidents (one or more of whom may be directors and may be designated an Executive Vice President, a Group Executive Vice President or a Senior Vice President), one or more Assistant Vice Presidents, a Controller, one or more Assistant Controllers, a General Counsel, a Treasurer, one or more Assistant Treasurers, a Secretary and one or more Assistant Secretaries.

       SECTION 4.02. Election and Term of Office. The officers determined as in Section 4.01 hereof provided shall be chosen annually by the Board. Each such officer shall hold office until his successor shall have been elected and shall qualify or until his earlier death or his earlier resignation or removal in the manner hereinafter provided.

       SECTION 4.03. Agents, etc. In addition to the officers determined as in Section 4.01 hereof provided, the Board may appoint such agents as the Board may deem necessary or advisable, each of which agents shall have such authority and perform such duties as are provided in these By-laws or as the Board may from time to time determine. The Board may delegate to any officer or to any committee the power to appoint or remove any such agents.

       SECTION 4.04. Removal. Any officer may be removed, either with or without cause, at any time, by resolution adopted by a majority of the whole Board. In the case of the removal of an officer for cause, "Cause" is hereby defined as the willful and continuous failure substantially to perform one's duties to the Corporation or the willful engaging in gross misconduct materially and demonstrably injurious to the Corporation.

       SECTION 4.05. Resignations. Any officer may resign at any time by giving written notice of his resignation to the Corporation. Any such resignation shall take effect at the time specified therein, or, if the time when it shall become effective shall not be specified therein, then it shall take effect immediately upon its receipt by the Corporation; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

       SECTION 4.06. Vacancies. A vacancy in any office due to death, resignation, removal, disqualification or any other cause may be filled for the unexpired portion of the term in the manner prescribed in these By-laws for regular appointments or elections to such office.

       SECTION 4.07. Chief Executive Officer. The Chief Executive Officer shall be designated from time to time by a resolution adopted by a majority of the whole Board and shall, unless otherwise determined by the Board, be either the Chairman or the President. He shall have, subject to the direction and control of the Board, general and active supervision over the business and affairs of the Corporation and over its several officers. He shall perform all duties incident to his position and such other duties as from time to time may be assigned to him by the Board. He shall see that all orders and resolutions of the Board shall be carried into effect. He may sign, execute and deliver in the name of the Corporation all deeds, mortgages, bonds, contracts or other instruments authorized by the Board, except in cases where the signing, execution or delivery thereof shall be expressly delegated by the Board or by a duly authorized committee of the Board or by these By-laws to some other officer or agent of the Corporation or where any of them shall be required by law otherwise to be signed, executed or delivered, and he may cause the seal of the Corporation to be affixed to any documents the execution of which on behalf of the Corporation shall have been duly authorized.

       SECTION 4.08. Chairman. The Chairman shall perform such duties as from time to time may be assigned to him by the Board. He shall, if present, preside at all meetings of the stockholders and at all meetings of the Board. He shall make a report of the state of the business of the Corporation at each annual meeting of the stockholders and from time to time he shall report to the stockholders and to the Board all matters within his knowledge which in his judgment the interests of the Corporation may require to be brought to their notice.

       SECTION 4.09. President. The President shall perform such duties as from time to time may be assigned to him by the Board. At the request of the Chairman or in the case of his absence or inability to act, the President shall perform the duties of the Chairman and, when so acting, shall have the powers of, and shall be subject to all restrictions upon, the Chairman.

       SECTION 4.10. Vice Chairmen. Each of the Vice Chairmen shall have such powers and perform such duties as the Chief Executive Officer or the Board may from time to time assign to him and shall perform such other duties as may be prescribed by these By-laws. At the request of the Chairman or the President, or in case of their absence or inability to act, any Vice Chairman shall perform the duties of the Chairman or the President and, when so acting, shall have the powers of, and be subject to all the restrictions upon, the Chairman and the President.

       SECTION 4.11. Executive Office. The Chairman, the President and such other officers as shall from time to time be designated by the Chief Executive Officer, shall constitute the Executive Office of the Corporation. Each officer in the Executive Office shall consult with the Chief Executive Officer as to matters relating to the business and affairs of the Corporation, and each shall have such powers and perform such duties as the Chief Executive Officer or the Board may from time to time assign to him and each shall perform such other duties as may be prescribed for him by these By-laws.

       SECTION 4.12. Vice Presidents. Each of the Vice Presidents (including each of the Executive Vice Presidents, Group Executive Vice Presidents and Senior Vice Presidents) shall have such powers and perform such duties as the officer in the Executive Office to whom he shall report, the Chief Executive Officer or the Board may from time to time assign to him and shall perform such other duties as may be prescribed by these By-laws. At the request of any officer in the Executive Office, or, in case of their absence or inability to act, any Vice President (including any Executive Vice President, Group Executive Vice President and any Senior Vice President) who shall report to an officer in the Executive Office shall perform the duties of that officer and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, that officer.

       SECTION 4.13. Assistant Vice Presidents. At the request of any Vice President, or in case of his absence or inability to act, the Assistant Vice President, if there shall be one, or, if there shall be more than one, any of the Assistant Vice Presidents shall perform the duties of the Vice President to whom he shall report, and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, that Vice President. Each of the Assistant Vice Presidents shall perform such other duties as from time to time may be assigned to him by the Vice President to whom he shall report, the officer in the Executive Office to whom such Vice President shall report, the President, the Chairman or the Board.

       SECTION 4.14. Controller. The Controller shall keep or cause to be kept correct records of the business and transactions of the Corporation and shall, upon request, at all reasonable times exhibit or cause to be exhibited such records to any of the directors of the Corporation at the place where such records shall be kept. He shall perform such other duties as from time to time may be assigned to him by the officer to whom he shall report, any officer in the Executive Office, the Chief Executive Officer or the Board.

       SECTION 4.15. Assistant Controllers. At the request of the Controller, or in case of his absence or inability to act, the Assistant Controller, or, if there be more than one, any of the Assistant Controllers, shall perform the duties of the Controller, and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, the Controller. Each of the Assistant Controllers shall perform such other duties as from time to time may be assigned to him by the Controller, the officer to whom the Controller shall report, any officer in the Executive Office, the Chief Executive Officer or the Board.

       SECTION 4.16. General Counsel. The General Counsel shall be the chief legal officer of the Corporation and shall have, subject to the control of the Chief Executive Officer, the officer to whom he shall report, and the Board, general and active supervision and direction over the legal affairs of the Corporation. He shall have such other powers and perform such other duties as the Chief Executive Officer, the officer to whom he shall report, or the Board may from time to time prescribe and shall perform such other duties as may be prescribed by these By-laws.

       SECTION 4.17.  Treasurer.  If required by the Board, the
Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board shall determine. He shall:

            (a) have charge and custody of, and be responsible for, all funds, securities, notes and valuable effects of the Corporation; receive and give receipt for moneys due and payable the Corporation from any sources whatsoever; deposit all such moneys to the credit of the Corporation or otherwise as any Chairman, the President, the officer to whom he shall report, or the Board shall direct in such banks, trust companies or other depositaries as shall be selected in accordance with the provisions of Section 5.07 hereof; cause such funds to be disbursed by checks or drafts on the authorized depositaries of the Corporation signed as provided in Section 5.05 hereof; and be responsible for the accuracy of the amounts of, and cause to be preserved proper vouchers for, all moneys so disbursed;

            (b) have the right to require from time to time reports or statements giving such information as he may desire with respect to any and all financial transactions of the Corporation from the officers or agents transacting the same;

            (c) render to the Chairman, the President, the officer to whom he shall report, or the Board, whenever they, respectivel shall request him so to do, an account of the financial condition of the Cor-poration and of all his transactions as Treasurer;

            (d) upon request, exhibit or cause to be exhibited at all reasonable times, at the place where they shall be kept, his cash books and other records to the Controller, the Chairman, the President, the officer to whom he shall report, or the Board; and

          (e) in general, perform all duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the Chairman, the President, the officer to whom he shall report, or the Board.

       SECTION 4.18. Assistant Treasurers. If required by the Board, each of the Assistant Treasurers shall give a bond for the faithful discharge of his duties in such sums and with such surety or sureties as the Board shall determine. At the request of the Treasurer, or in case of his absence or inability to act, the Assistant Treasurer, or, if there be more than one, any of the Assistant Treasurers, shall perform the duties of the Treasurer, and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, the Treasurer. Each of the Assistant Treasurers shall perform such other duties as from time to time may be assigned to him by the Treasurer, the Chairman, the President or the Board.

       SECTION 4.19.  Secretary.  The Secretary shall:

            (a) record all the proceedings of the meetings of the stockholders, the Board, the Executive Committee and the Finance
Committee in one or more books kept for that purpose;

            (b) see that all notices shall be duly given in accordance with the provisions of these By-laws or as required by law;

            (c) be custodian of the seal of the Corporation, and shall see that such seal, or, if authorized by the Board, a facsimile thereof, shall be affixed to any documents the execution of which on behalf of the Corporation shall be duly authorized and may attest such seal when so affixed;

            (d) have charge, directly or through the transfer agent or transfer agents and registrar or registrars appointed as in Section
6.03 hereof provided, of the issue, transfer and registration of certificates for stock of the Corporation and of the records thereof, such records to be kept in such manner as to show the information specified in Section 6.01 hereof;

            (e) upon request, exhibit or cause to be exhibited at all reasonable times to the Board, at the place where they shall be kept, such records of the issue, transfer and registration of the certificates for stock of the Corporation;

            (f) sign with a Vice President, a Vice Chairman, the Chairman or the President certificates for stock of the Corporation;

            (g) see that the books, reports, statements, certificates and all other documents and records required by law shall be properly kept and filed;

            (h) see that the duties prescribed by Section 1.09 hereof shall be performed; and

            (i) in general, perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the Chairman, the President, the officer to whom he shall report, or the Board.

       SECTION 4.20. Assistant Secretaries. At the request of the Secretary, or in case of his absence or inability to act, the Assistant Secretary, or, if there shall be more than one, any of the Assistant Secretaries, shall perform the duties of the Secretary and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, the Secretary. Each of the Assistant Secretaries shall perform such other duties as from time to time may be assigned to him by the Secretary, the Chairman, the President or the Board.

       SECTION 4.21. Salaries. The salaries and other forms of compensation (other than those the fixing of which shall have been specifically delegated to a committee of the Board) of the officers of the Corporation shall be fixed from time to time by the Board or by any one or more committees (none of which shall consist of less than three (3) members) appointed by a resolution passed by a majority of the whole Board with power to fix such salaries or such compensation, and none of such officers shall be prevented from receiving a salary by reason of the fact that he shall be also a member of the Board or of any such committee; but none of such officers who shall also be a member of the Board or of any such committee shall have any vote in the determination of the amount of salary that shall be paid to him.


                                ARTICLE V.

              Contracts, Checks, Drafts, Bank Accounts, Etc.

       SECTION 5.01. Contracts with Governmental Authorities. All bids and proposals for contracts with the Federal or with any municipal, county, territorial or state government or with any authority, branch or division thereof, or with any foreign government or with any authority, branch or division thereof, and all contracts between the Corporation and any such government or authority, branch or division thereof, and all bonds and undertakings for the faithful performance of such contracts, and all vouchers and receipts in connection therewith, may be executed and delivered in the name of the Corporation and on its behalf by the Chairman, the President, a Vice Chairman, a Vice President, the Treasurer or the Secretary; and no further authority, whether by resolution of the Board or otherwise, shall be necessary to make such instrument valid and binding upon the Corporation.

       SECTION 5.02. Appointment of Agents. The Board, by resolution, or the Chairman, the President, a Vice Chairman, a Vice President, the Treasurer or the Secretary, by an instrument in writing filed with the Secretary, may from time to time appoint agents and grant to such agents the power to execute and deliver in the name of the Corporation and on its behalf (i) any bid or proposal for any contract with the Federal or with any municipal, county, territorial or state government or with any authority, branch or division thereof, or with any foreign government or with any authority, branch or division thereof, (ii) any contract between the Corporation and any such government or authority, branch or division thereof, (iii) any bond or undertaking for the faithful performance of any such contract and (iv) any voucher or receipt in connection therewith.

       SECTION 5.03. Execution of Other Contracts, etc. Except as otherwise required by law or by these By-laws, any contract or other instrument may be executed and delivered in the name of the Corporation and on its behalf by the Chairman, the President, a Vice Chairman, a Vice President, the Treasurer or the Secretary; and the Board, by resolution, or the Chairman, the President, a Vice Chairman, a Vice President, the Treasurer or the Secretary, by an instrument in writing filed with the Secretary, may authorize any other officer or officers or agent or agents to execute and deliver any contract or other instrument in the name of the Corporation and on its behalf, and such authority may be general or confined to specific instances.

       SECTION 5.04. Loans. Unless the Board shall otherwise determine, any two (2) of the following officers, to wit: the Chairman, the President, a Vice Chairman, a Vice President, the Treasurer and the Secretary, acting together, or any officer or officers authorized by a resolution of the Board may effect loans and advances at any time for the Corporation from any bank, trust company or other institution or from any firm or individual and for such loans and advances may make, execute and deliver promissory notes or other evidences of indebtedness of the Corporation, but no officer or officers shall mortgage, pledge, hypothecate or otherwise transfer for security any property whatsoever owned or held by the Corporation except when authorized by resolution adopted by the Board.

       SECTION 5.05. Checks, Drafts, etc. All checks, drafts, orders for the payment of money, bills of lading, warehouse receipts, obligations, bills of exchange and insurance certificates shall be signed or endorsed (except endorsements for collection for the account of the Corporation or for deposit to its credit) by such officer or officers or agent or agents of the Corporation and in such manner as shall from time to time be determined by resolution of the Board.

       SECTION 5.06. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation or otherwise as the Board, the Chairman, the President, any Vice Chairman, or the Treasurer shall direct in such banks, trust companies or other depositaries as the Board may select or as may be selected by any officer or officers or agent or agents of the Corporation to whom power in that respect shall have been delegated by the Board. For the purpose of deposit and for the purpose of collection for the account of the Corporation, checks, drafts and other orders for the payment of money which shall be payable to the order of the Corporation may be endorsed, assigned and delivered by any officer or agent of the Corporation.

       SECTION 5.07. General and Special Bank Accounts. The Board may from time to time authorize the opening and keeping of general and special bank accounts with such banks, trust companies or other depositaries as the Board may select, or as may be selected by any officer or officers or agent or agents of the Corporation to whom power in that respect shall have been delegated by the Board. The Board may make such special rules and regulations with respect to such bank accounts, not inconsistent with the provisions of these By-laws, as it may deem expedient.

       SECTION 5.08. Proxies in Respect of Stock or Other Securities of Other Corporations. Unless otherwise provided by resolution adopted by the Board, the Chairman, the President, a Vice Chairman, a Vice President or the Secretary may from time to time appoint an attorney or attorneys or an agent or agents of the Corporation to exercise in the name and on behalf of the Corporation the powers and rights which the Corporation may have as the holder of stock or other securities in any other corporation to vote or consent in respect of such stock or other securities, and the Chairman, the President, a Vice Chairman, a Vice President or the Secretary may instruct the person or persons so appointed as to the manner of exercising such powers and rights; and the Chairman, the President, a Vice Chairman, a Vice President or the Secretary may execute or cause to be executed in the name and on behalf of the Corporation and under its corporate seal, or otherwise, all such written proxies or other instruments as he may deem necessary or proper in order that the Corporation may exercise its said powers and rights.

                                ARTICLE VI.

                        Shares and Their Transfer.

       SECTION 6.01. Certificates for Stock. Every owner of stock of the Corporation of any class (or, if stock of any class shall be issuable in series, any series of such class) shall be entitled to have a certificate registered in his name in such form as the Board shall prescribe, certifying the number of shares of stock of the Corporation of such class, or such class and series, owned by him. The certificates representing shares of stock of each class (or, if there shall be more than one series of any class, each series of such class) shall be numbered in the order in which they shall be issued and shall be signed in the name of the Corporation by the Chairman or the President or a Vice Chairman or a Vice President and by the Secretary or an Assistant Secretary. Any of or all the signatures on any such certificate may be facsimiles. In case any officer or officers or transfer agent or registrar of the Corporation who shall have signed, or whose facsimile signature or signatures shall have been placed upon, any such certificate shall cease to be such officer or officers or transfer agent or registrar before such certificate shall have been issued, such certificate may be issued by the Corporation with the same effect as though the person or persons who shall have signed such certificate, or whose facsimile signature or signatures shall have been placed thereupon, were such officer or officers or transfer agent or registrar at the date of issue. Records shall be kept of the amount of the stock of the Corporation issued and outstanding, the manner in which and the time when such stock was paid for, the respective names, alphabetically arranged, and the addresses, of the persons, firms or corporations owning of record the stock represented by certificates for stock of the Corporation, the number, class and series of shares represented by such certificates, respectively, the time when each became an owner of record thereof, and the respective dates of such certificates, and in case of cancellation, the respective dates of cancellation. Every certificate surrendered to the Corporation for exchange or transfer shall be canceled and a new certificate or certificates shall not be issued in exchange for any existing certificate until such existing certificate shall have been so canceled except in cases provided for in Section 6.04 hereof.

       SECTION 6.02. Transfers of Stock. Transfers of shares of stock of the Corporation shall be made only on the books of the Corporation by the registered owner thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary, or with a transfer agent appointed as in
Section 6.03 hereof provided, and upon surrender of the certificate or certificates for such shares properly endorsed and payment of all taxes thereon. The person in whose name shares of stock shall be registered on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.
Whenever any transfer of shares shall be made for collateral security and not absolutely, such fact shall be so expressed in the entry of transfer if, when the certificate or certificates shall be presented to the Corporation for transfer, both the transferor and the transferee shall in writing request the Corporation to do so.

       SECTION 6.03. Regulations. The Board may make such rules and regulations as it may deem expedient, not inconsistent with these By-laws, concerning the issue, transfer and registration of certificates for stock of the Corporation. The Board may appoint, or authorize any officer or officers to appoint, one or more transfer agents and one or more registrars, and may require all certificates for stock to bear the signature or signatures of any of them.

       SECTION 6.04. Lost, Stolen, Destroyed and Mutilated Certificates. The registered owner of any stock of the Corporation shall immediately notify the Corporation of any loss, theft, destruction or mutilation of the certificate therefor, and the Corporation may issue a new certificate for stock in the place of any certificate theretofore issued by it and alleged to have been lost, stolen or destroyed, and the Corporation may, in its discretion, require the registered owner of the lost, stolen or destroyed certificate or his legal representatives to give the Corporation a bond in such sum, limited or unlimited, and in such form and with such surety or sureties, as the Corporation shall in its uncontrolled discretion determine, to indemnify the Corporation against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate, or the issuance of such new certificate. The Corporation may, however, in its discretion refuse to issue any such new certificate except pursuant to legal proceedings under the laws of the State of Delaware in such case made and provided.

       SECTION 6.05. Fixing Date for Determination of Stockholders of Record in Certain Case. (a) In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the Board may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date shall be adopted by the Board, and which record date shall not be more than sixty
(60) nor less than ten (l0) days before the date of such meeting. If no record date shall be fixed by the Board the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice shall be given, or, if notice shall be waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board may fix a new record date for the adjourned meeting.

       (b) In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date shall be adopted, and which record date shall be not more than sixty (60) days prior to such action. If no record date shall be fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board shall adopt the resolution relating thereto.


                               ARTICLE VII.

                               Offices, Etc.

       SECTION 7.01. Registered Office. The registered office of the Corporation in the State of Delaware shall be in the City of Wilmington, County of New Castle, and the registered agent of the Corporation in said State is The Corporation Trust Company.

       SECTION 7.02. Other Offices. The Corporation may also have one or more offices other than said registered office at such place or places, either within or without the State of Delaware, as the Board may from time to time appoint or as the business of the Corporation may require and may keep the books and records of the Corporation in such place or places within or without said State as the Board may from time to time by resolution determine.


                               ARTICLE VIII.

                         Dividends, Surplus, Etc.

       SECTION 8.01. Dividends, Surplus, Etc. Subject to the provisions of law, of the Restated Certificate of Incorporation of the Corporation and of these By-laws, the Board may declare and pay dividends upon the shares of the stock of the Corporation either
(a) out of its surplus as defined in and computed in accordance with the provisions of the laws of the State of Delaware or (b), in case it shall not have any such surplus, out of its net profits for the fiscal year in which the dividend shall be declared and/or the preceding fiscal year, whenever and in such amounts as, in the opinion of the Board, the condition of the affairs of the Corporation shall render it advisable. The Board in its discretion may use and apply any of such surplus or such net profits in purchasing or acquiring any of the shares of the stock of the Corporation in accordance with law, or any of its bonds, debentures, notes, scrip or other securities or evidences of indebtedness, or from time to time may set aside from such surplus or such net profits such sum or sums as it, in its absolute discretion, may think proper, as a reserve fund to meet contingencies, or for equalizing dividends, or for the purpose of maintaining or increasing the property or business of the Corporation, or for any other purpose it may think conducive to the best interests of the Corporation; provided, however, that the Corporation shall not use its funds or property for the purchase of shares of its stock when the capital of the Corporation shall be impaired or when such use would cause any impairment of its capital. All such surplus or such net profits, until actually declared in dividends, or used and applied as aforesaid, shall be deemed to have been so set aside by the Board for one or more of said purposes.


                                ARTICLE IX.
                  Indemnification of Directors, Officers,
                           Employees and Agents.

       SECTION 9.01. Third Party Actions. (a) The Corporation, to the full extent permitted, and in the manner required, by the laws of the State of Delaware as in effect at the time of the adoption of this Article IX or as such laws may be amended from time to time, shall indemnify any person who shall have been or shall be made a party to or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (including any appeal thereof), whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation), by reason of the fact that such person shall have been or shall be a director or officer of the Corporation, or, if at a time when he shall have been or shall be a director or officer of the Corporation, shall have been or shall be serving at the request of the Corporation as a director, officer, partner, trustee, fiduciary, employee or agent (a "Subsidiary Officer") of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise (an "Affiliated Entity"), against expenses (including attorneys' fees), costs, judgments, fines, penalties and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person shall have acted in good faith and in a manner such person shall have reasonably believed to be in or not opposed to the best interest of the Corporation, and, with respect to any criminal action or proceeding, shall have had no reasonable cause to believe his or her conduct was unlawful; provided, however, that the Corporation shall not be obligated to indemnify against any amount paid in settlement unless the Corporation shall have consented to such settlement, which consent shall not be unreasonably withheld. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person shall not have acted in good faith and in a manner which such person shall have reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, that such person shall have had reasonable cause to believe that his conduct was unlawful. Notwithstanding anything to the contrary in the foregoing provisions of this paragraph (a), a person shall not be entitled, as a matter of right, to indemnification pursuant to this paragraph
(a) against costs or expenses incurred in connection with any action, suit or proceeding commenced by such person against any person who shall have been or shall be a director, officer, fiduciary, employee or agent of the Corporation or a Subsidiary Officer of an Affiliated Entity, but such indemnification may be provided by the Corporation in any specific case as permitted by
Section 9.06 hereof.

       (b) The Corporation may indemnify any employee or agent of the Corporation in the manner and to the extent that it shall indemnify any director or officer under this Section 9.01, including indemnity in respect of service at the request of the Corporation as a Subsidiary Officer of an Affiliated Entity.

       SECTION 9.02. Derivative Actions. (a) The Corporation, to the full extent permitted, and in the manner required, by the laws of the State of Delaware as in effect at the time of the adoption of this Article IX or as such laws may be amended from time to time, shall indemnify any person who shall have been or shall be made a party to or shall be threatened to be made a party to any threatened, pending or completed action or suit (including any appeal thereof) brought in the right of the Corporation to procure a judgment in its favor by reason of the fact that such person shall have been or shall be a director or officer of the Corporation, or, if at a time when he shall have been or shall be a director or officer of the Corporation shall have been or shall be serving at the request of the Corporation as a Subsidiary Officer of an Affiliated Entity against expenses (including attorneys' fees) and costs actually and reasonably incurred by such person in connection with such action or suit if such person shall have acted in good faith and in a manner such person shall have reasonably believed to be in or not opposed to the best interests of the Corporation, except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless, and except to the extent that, the Court of Chancery of the State of Delaware or the court in which such judgment shall have been rendered shall determine upon application that despite the adjudication of liability but in view of all the circumstances of the case, such person shall be fairly and reasonably entitled to indemnity for such expenses and costs as the Court of Chancery of the State of Delaware or such other court shall deem proper. Notwithstanding anything to the contrary in the foregoing provisions of this paragraph (a), a person shall not be entitled, as a matter of right, to indemnification pursuant to this paragraph
(a) against costs and expenses incurred in connection with any action or suit in the right of the Corporation commenced by such person, but such indemnification may be provided by the Corporation in any specific case as permitted by Section 9.06 hereof.

       (b) The Corporation may indemnify any employee or agent of the Corporation in the manner and to the extent that it shall indemnify any director or officer under this Section 2, including indemnity in respect of service at the request of the Corporation as a Subsidiary Officer of an Affiliated Entity.

       SECTION 9.03. Determination of Entitlement to Indemnification. Any indemnification under Section 9.01 or
Section 9.02 hereof (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper under the circumstances because such person has met the applicable standard of conduct set forth in
Section 9.01 or Section 9.02 hereof. Such determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who shall not have been and shall not be parties to the action, suit or proceeding in respect of which indemnification shall be sought or by majority vote of the members of a committee of the Board of Directors composed of at least three members each of whom shall not have been and shall not be a party to such action, suit or proceeding, or (ii) if such a quorum shall not be obtainable and/or such a committee shall not be established or obtainable, or, even if obtainable, if a quorum of disinterested directors shall so direct, by independent legal counsel in a written opinion, or (iii) by the stockholders. In the event a request for indemnification shall be made by any person referred to in paragraph (a) of Section 9.01 hereof or paragraph (a) of Section
9.02 hereof, the Corporation shall cause such determination to be made not later than 60 days after such request shall be made.

       SECTION 9.04. Right to Indemnification Upon Successful Defense and For Service as a Witness. (a) Notwithstanding the other provisions of this Article IX to the extent that a director, officer, employee or agent of the Corporation shall have been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Section 9.01 or Section 9.02 hereof or in defense of any claim, issue or matter therein, such person shall be indemnified against expenses (including attorneys' fees) and costs actually and reasonably incurred by such person in connection therewith. (b) To the extent any person who shall have been or shall be a director or officer of the Corporation shall have served or prepared to serve as a witness in any action, suit or proceeding, whether civil, criminal, administrative or investigative, or in any investigation by the Corporation or the Board of Directors thereof or a committee thereof or by any securities exchange on which securities of the Corporation shall have been or shall be listed on any national securities association, by reason of his services as a director or officer of the Corporation or, if at a time when he shall have been a director or officer of the Corporation shall have been or shall be serving at the request of the Corporation as a Subsidiary Officer of an Affiliated Entity, the Corporation shall indemnify such person against expenses (including attorneys' fees) and costs actually and reasonably incurred by such person in connection therewith within 30 days after the receipt by the Corporation from such person of a statement requesting such indemnification, averring such service and reasonably evidencing such expenses and costs. The Corporation may indemnify any employee or agent of the Corporation to the same extent it is required to indemnify any director or officer of the Corporation pursuant to the foregoing sentence of this paragraph
(b).

       SECTION 9.05. Advance of Expenses. (a) Expenses and costs incurred by any person referred to in paragraph (a) of Section 9.01 hereof or paragraph (a) of Section 9.02 hereof in defending a civil, criminal, administrative or investigative action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such person to repay such amount if it shall ultimately be determined that such person shall not be entitled to be indemnified by the Corporation as authorized by this
Article IX.

       (b) Expenses and costs incurred by any person referred to in paragraph (b) of Section 9.01 hereof or paragraph (b) of Section
9.02 hereof in defending a civil, criminal, administrative or investigative action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the Board of Directors, a committee thereof or an officer of the Corporation or a committee thereof authorized to so act by the Board of Directors upon receipt of an undertaking by or on behalf of such person to repay such amount if it shall ultimately be determined that such person shall not be entitled to be indemnified by the Corporation as authorized by this Article IX.

       SECTION 9.06. Indemnification Not Exclusive. The provision of indemnification to or the advancement of expenses and costs to any person under this Article IX, or the entitlement of any person to indemnification or advancement of expenses and costs under this
Article IX, shall not limit or restrict in any way the power of the Corporation to indemnify or advance expenses and costs to such person in any other way permitted by law or be deemed exclusive of any right to which any person seeking indemnification or advancement of expenses and costs may be entitled under any law, agreement, vote of stockholders or disinterested directors or otherwise, both as to any action relating to such person in the capacity of an officer, director, employee or agent of the Corporation and any action relating to him in any other capacity while holding any such position.

       SECTION 9.07. Accrual of Claims; Successors. The indemnification provided or permitted under this Article IX shall apply in respect of any expense, cost, judgment, fine, penalty or amount paid in settlement, whether or not the claim or cause of action in respect thereof accrued or arose before or after the effective date of this Article IX. The right of any person who shall have been or shall be a director, officer, employee or agent of the Corporation to indemnification under this Article IX shall continue after he shall have ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, distributees, executors, administrators and other legal representatives of such person.

       SECTION 9.08.  Corporate Obligations; Reliance.  This
Article IX shall be deemed to create a binding obligation on the part of the Corporation to its current and former officers and directors and their heirs, distributees, executors, administrators and other legal representatives, and each director or officer in acting in such capacity shall be entitled to rely on the provisions of this Article IX, without giving notice thereof to the Corporation.

       SECTION 9.09. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who shall have been or shall be a director, officer, employee or agent of the Corporation, or shall have been or shall be serving at the request of the Corporation as a Subsidiary Officer of any Affiliated Entity, against any liability asserted against such person and incurred by such person in any such capacity, or arising out of such person's status as such, whether or not the Corporation would have had the power to indemnify such person against such liability under the provisions of this Article IX or applicable law.

       SECTION 9.10. Definitions of Certain Terms. (a) For purposes of this Article IX, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its corporate existence had continued, would have been permitted under applicable law to indemnify its directors, officers, employees or agents, so that any person who shall have been or shall be a director, officer, employee or agent of such constituent corporation, or shall have been or shall be serving at the request of such constituent corporation as a Subsidiary Officer of any Affiliated Entity shall stand in the same position under the provisions of this Article IX with respect to the resulting or surviving corporation as such person would have had with respect to such constituent corporation if its separate existence had continued.

       (b) For purposes of this Article IX, references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which shall impose duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants, or beneficiaries; and a person who shall have acted in good faith and in a manner such person shall have reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interest of the Corporation" as referred to in this
Article IX.

       SECTION 9.11. Saving Clause. In the event any provision of this Article IX shall be held invalid by any court of competent jurisdiction, such holding shall not invalidate any other provision of this Article IX, and the remaining provisions of this Article IX shall be construed as if such invalid provision had not been included in these By-laws.


                                ARTICLE X.

                                   Seal.

       SECTION 10.01. Seal. The Board shall provide a corporate seal, which shall be in the form of a circle and shall bear the full name of the Corporation and the words and figures
"Incorporated 1919 Delaware", or words and figures of similar import.


                                ARTICLE XI.

                               Fiscal Year.

       SECTION 11.01.  Fiscal Year.  The fiscal year of the
Corporation shall end on the thirty-first day of December in each year.


                               ARTICLE XII.

                            Waiver of Notices.

       SECTION 12.01. Waiver of Notices. Whenever notice shall be required to be given by these By-laws or by the Restated Certificate of Incorporation of the Corporation or by the General Corporation Law of the State of Delaware, a written waiver thereof, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent to notice.


                               ARTICLE XIII.

                                  Gender.

       SECTION 13.01. Gender. Any words in the masculine gender in these By-laws shall be deemed to include the feminine gender.


                               ARTICLE XIV.

                                Amendments.

       SECTION 14.01. Amendments. These By-laws as they shall be at any time, may be amended or repealed by the Board.

                                                              Exhibit (4)(a)

                             RIGHTS AGREEMENT


            RIGHTS AGREEMENT, dated as of September 28, 1988 (the "Agreement"), between Bethlehem Steel Corporation, a Delaware corporation (the "Company"), and Morgan Shareholder Services Trust Company, a New York corporation, as Rights Agent (the "Rights Agent").

                            W I T N E S S E T H

            WHEREAS, on September 28, 1988 (the "Rights Dividend Declaration Date"), the Board of Directors of the Company authorized and declared a dividend distribution of one Right for each share of common stock, par value $1.00 per share, of the Company (the "Common Stock") outstanding at the close of business on October 18, 1988 (the "Record Date"), and has authorized the issuance of one Right (as such number may hereinafter be adjusted pursuant to the provisions of Section 11(p) hereof) for each share of Common Stock of the Company issued between the Record Date (whether originally issued or delivered from the Company's treasury) and the Distribution Date, each Right initially representing the right to purchase one one-hundredth of a share of Series A Junior Participating Preference Stock of the Company having the rights, powers and preferences set forth in the form of Certificate of Designation, Preferences and Rights attached hereto as Exhibit A, upon the terms and subject to the conditions hereinafter set forth (the "Rights");

            NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereby agree as follows:

            Section 1. Certain Definitions. For purposes of this Agreement, the following terms have the meanings indicated:

                 (a) "Acquiring Person" shall mean any Person who or which, together with all Affiliates and Associates of such Person, shall be the Beneficial Owner of 20% or more of the shares of Common Stock then outstanding, but shall not include the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan.

                 (b) "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended and in effect on the date of this Agreement (the "Exchange Act").

                 (c)  A Person shall be deemed the "Beneficial
Owner" of, and shall be deemed to "beneficially own," any securi-ties:

                      (i) which such Person or any of such Person's Affiliates or Associates, directly or indirectly, has the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding (whether or not in writing) or upon the exercise of conversion rights, exchange rights, rights, warrants or options, or otherwise; provided, however, that a Person shall not be deemed the "Beneficial Owner" of, or to "beneficially own," (A) securities tendered pursuant to a tender or exchange offer made by such Person or any of such Person's Affiliates or Associates until such tendered securities are accepted for purchase or exchange, or (B) securities issuable upon exercise of Rights at any time prior to the occurrence of a Triggering Event, or (C) securities issuable upon exercise of Rights from and after the occurrence of a Triggering Event which Rights were acquired by such Person or any of such Person's Affiliates or Associates prior to the Distribution Date or pursuant to Section 3(a) or Section 22 hereof (the "Original Rights") or pursuant to
Section 11(i) hereof in connection with an adjustment made with respect to any Original Rights;

                      (ii) which such Person or any of such Person's Affiliates or Associates, directly or indirectly, has the right to vote or dispose of or has "beneficial ownership" of (as determined pursuant to Rule 13d-3 of the General Rules and Regulations under the Exchange
Act), including pursuant to any agreement, arrangement or understanding, whether or not in writing; provided, however, that a Person shall not be deemed the "Beneficial Owner" of, or to "beneficially own," any security under this subparagraph (ii) as a result of an agreement, arrangement or understanding to vote such security if such agreement, arrangement or understanding: (A) arises solely from a revocable proxy given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable provisions of the General Rules and Regulations under the Exchange Act, and (B) is not also then reportable by such Person on Schedule 13D under the Exchange Act (or any comparable or successor report); or

                      (iii) which are beneficially owned, directly or indirectly, by any other Person (or any Affiliate or Associate thereof) with which such Person (or any of such Person's Affiliates or Associates) has any agreement, arrangement or understanding (whether or not in writing), for the purpose of acquiring, holding,voting
(except pursuant to a revocable proxy as described in the proviso to subparagraph (ii) of this paragraph (c)) or disposing of any voting securities of the Company; provided, however, that nothing in this paragraph (c) shall cause a person engaged in business as an underwriter of securities to be the "Beneficial Owner" of, or to "beneficially own," any securities Acquired through such person's participation in good faith in a firm commitment underwriting until the expiration of forty days after the date of such acquisition.

                 (d) "Business Day" shall mean any day other than a Saturday, Sunday or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

                 (e) "Close of business" on any given date shall mean 5:00 P.M., New York City time, on such date; provided, howev-er, that if such date is not a Business Day it shall mean 5:00 P.M., New York City time, on the next succeeding Business Day.

                 (f) "Common Stock" shall mean the common stock, par value $1.00 per share, of the Company, except that "Common Stock" when used with reference to any Person other than the Company shall mean the capital stock of such Person with the greatest voting power, or the equity securities or other equity interest having power to control or direct the management, of such Person.

                 (g) "Continuing Director" shall mean (i) any member of the Board of Directors of the Company, while such Person is a member of the Board, who is not an Acquiring Person, or an Affiliate or Associate of an Acquiring Person, or a representative of an Acquiring Person or of any such Affiliate or Associate, and was a member of the Board prior to the date of this Agreement, or
(ii) any Person who subsequently becomes a member of the Board, while such Person is a member of the Board, who is not an Acquiring Person, or an Affiliate or Associate of an Acquiring Person, or a representative of an Acquiring Person or of any such Affiliate or Associate, if such Person's nomination for election or election to the Board is recommended or approved by a majority of the Continuing Directors.

                 (h) "Distribution Date" shall have the meaning set forth in Section 3(a) hereof.

                 (i) "Person" shall mean any individual, firm, corporation, partnership or other entity.

                 (j)  "Preference Stock" shall mean shares of
Series A Junior Participating Preference Stock, par value $1.00 per share, of the Company, and, to the extent that there are not a sufficient number of shares of Series A Junior Participating Preference Stock authorized to permit the full exercise of the Rights, any other series of Preference Stock, par value $1.00 per share, of the Company designated for such purpose containing terms substantially similar to the terms of the Series A Junior Partici-pating Preference Stock.

                 (k) "Section 11(a)(ii) Event" shall mean any event described in Section 11(a)(ii) (A), (B) or (C) hereof.

                 (l)  "Section 13 Event" shall mean any event
described in clauses (x), (y) or (z) of Section 13(a) hereof.

                 (m) "Stock Acquisition Date" shall mean the first date of public announcement (which, for purposes of this defini-tion, shall include, without limitation, a report filed pursuant to
Section 13(d) under the Exchange Act) by the Company or an Acquiring Person that an Acquiring Person has become such.

                 (n) "Subsidiary" shall mean, with reference to any Person, any corporation of which an amount of voting securities sufficient to elect at least a majority of the directors of such corporation is beneficially owned, directly or indirectly, by such Person, or otherwise controlled by such Person.

                 (o)  "Triggering Event" shall mean any Section
11(a)(ii) Event or any Section 13 Event.


            Section 2. Appointment of Rights Agent. The Company hereby appoints the Rights Agent to act as agent for the Company and the holders of the Rights (who, in accordance with Section 3 hereof, shall prior to the Distribution Date also be the holders of the Common Stock) in accordance with the terms and conditions hereof, and the Rights Agent hereby accepts such appointment. The Company may from time to time appoint such Co-Rights Agents as it may deem necessary or desirable.


            Section 3.  Issue of Rights Certificates.

                 (a) Until the earliest of (i) the close of busi-ness on the tenth day after the Stock Acquisition Date (or, if the tenth day after the Stock Acquisition Date occurs before the Record Date, the close of business on the Record Date) or (ii) the close of business on the tenth business day (or such later date as may be determined by the Company's Board of Directors) after the date that a tender or exchange offer by any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan) is first published or sent or given within the meaning of Rule 14d-2(a) of the General Rules and Regulations under the Exchange Act, if upon consummation thereof, such Person would be the Beneficial Owner of 20% or more of the shares of Common Stock then outstanding (the earliest of (i) and (ii) being herein referred to as the "Distribution Date"), (x) the Rights will be evidenced (subject to the provisions of paragraph (b) of this Section 3) by the certificates for the Common Stock registered in the names of the holders of the Common Stock (which certificates for Common Stock shall be deemed also to be certificates for Rights) and not by separate certificates, and (y) the Rights will be transferable only in connection with the transfer of the underlying shares of Common Stock (including a transfer to the Company). As soon as practicable after the Dis-tribution Date, the Rights Agent will send by first-class, insured, postage prepaid mail, to each record holder of the Common Stock as of the close of business on the Distribution Date, at the address of such holder shown on the records of the Company, one or more right certificates, in substantially the form of Exhibit B hereto (the "Rights Certificates"), evidencing one Right for each share of Common Stock so held, subject to adjustment as provided herein. In the event that an adjustment in the number of Rights per share of Common Stock has been made pursuant to Section 11(p) hereof, at the time of distribution of the Rights Certificates, the Company shall make the necessary and appropriate rounding adjustments (in accordance with Section 14(a) hereof) so that Rights Certificates representing only whole numbers of Rights are distributed and cash is paid in lieu of any fractional Rights. As of and after the Distribution Date, the Rights will be evidenced solely by such Rights Certificates.

                 (b) The Company shall send a copy of a Summary of Rights, in substantially the form attached hereto as Exhibit C (the "Summary of Rights"), by first-class, postage prepaid mail, to each record holder of the Common Stock as of the close of business on the Record Date, at the address of such holder shown on the records of the Company. With respect to certificates for the Common Stock outstanding as of the Record Date, until the Distribution Date, the Rights will be evidenced by such certificates for the Common
Stock and the registered holders of the Common Stock shall also be the registered holders of the associated Rights. Until the earlier of the Distribution Date or the Expiration Date (as such term is defined in Section 7 hereof), the transfer of any certificates representing shares of Common Stock in respect of which Rights have been issued shall also constitute the transfer of the Rights associated with such shares of Common Stock.

                 (c) Rights shall be issued in respect of all shares of Common Stock which are issued (whether originally issued or from the Company's treasury) after the Record Date but prior to the earlier of the Distribution Date or the Expiration Date. Certificates representing such shares of Common Stock shall also be deemed to be certificates for Rights, and shall bear the following legend:

    This certificate also evidences and entitles the holder hereof to certain Rights as set forth in the Rights Agreement between Bethlehem Steel Corporation (the "Company") and Morgan
    Shareholder Services Trust Company (the "Rights Agent") dated
  		as of September 28, 1988 (the "Rights Agreement"), the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal offices of the Company. Under certain circumstances, as set forth in the Rights Agreement, such Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. The Company will mail to the holder of this certificate a copy of the Rights Agreement, as in effect on the date of mailing, without charge promptly after receipt of a written request therefor. Under certain circumstances set forth in the Rights Agreement, Rights issued to, or held by, any Person who is, was or becomes an Acquiring Person or any Affiliate or Associate thereof (as such terms are defined in the Rights Agreement), whether currently held by or on behalf of such Person or by any subsequent holder, may become null and void.

With respect to such certificates containing the foregoing legend, until the earlier of (i) the Distribution Date or (ii) the Expiration Date, the Rights associated with the Common Stock represented by such certificates shall be evidenced by such certificates alone and registered holders of Common Stock shall also be the registered holders of the associated Rights, and the transfer of any of such certificates shall also constitute the transfer of the Rights associated with the Common Stock represented by such certificates.

            Section 4.  Form of Rights Certificates.

                 (a) The Rights Certificates (and the forms of election to purchase and of assignment to be printed on the re-verse thereof) shall each be substantially in the form set forth in Exhibit B hereto and may have such marks of identification or designation and such legends, summaries or endorsements printed thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any applicable law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Rights may from time to time be listed, or to conform to usage. Subject to the provisions of
Section 11 and Section 22 hereof, the Rights Certificates, whenever distributed, shall be dated as of the Record Date and on their face shall entitle the holders thereof to purchase such number of one one-hundredth of a share of Preference Stock as shall be set forth therein at the price set forth therein (such exercise price per one one-hundredth of a share, the "Purchase Price"), but the amount and type of securities purchasable upon the exercise of each Right and the Purchase Price thereof shall be subject to adjustment as provided herein.

                 (b)  Any Rights Certificate issued pursuant to
Section 3(a) or Section 22 hereof that represents Rights benefi-cially owned by: (i) an Acquiring Person or any Associate or Affiliate of an Acquiring Person, (ii) a transferee of an Acquiring Person (or of any such Associate or Affiliate) who becomes a transferee after such Acquiring Person becomes such, or
(iii) a transferee of an Acquiring Person (or of any such Associate or Affiliate) who becomes a transferee prior to or concurrently with the Acquiring Person becoming such and receives such Rights pursuant to either (A) a transfer (whether or not for consideration) from the Acquiring Person to holders of equity interests in such Acquiring Person or to any Person with whom such Acquiring Person has any continuing agreement, arrangement or understanding regarding the transferred Rights or (B) a transfer which the Board of Directors of the Company has determined is part of a plan, arrangement or understanding which has as a primary purpose or effect avoidance of Section 7(e) hereof, and any Rights Certificate issued pursuant to Section 6 or Section 11 hereof upon transfer, exchange, replacement or adjustment of any other Rights Certificate referred to in this sentence, shall contain (to the extent feasible) the following legend:

     The Rights represented by this Rights Certificate are or were beneficially owned by a Person who was or became an Acquiring Person or an Affiliate or Associate of an Acquiring Person (as such terms are defined in the Rights Agreement). Accordingly, this Rights Certificate and the Rights represented hereby may become null and void in the circumstances specified in Section 7(e) of such Agreement.

            Section 5.  Countersignature and Registration.

                 (a) The Rights Certificates shall be executed on behalf of the Company by its Chairman, its President or any Vice President, either manually or by facsimile signature, and shall have affixed thereto the Company's seal or a facsimile thereof which shall be attested by the Secretary or an Assistant Secretary of the Company, either manually or by facsimile signature. The Rights Certificates shall be manually countersigned by the Rights Agent and shall not be valid for any purpose unless so countersigned. In case any officer of the Company who shall have signed any of the Rights Certificates shall cease to be such officer of the Company before countersignature by the Rights Agent and issuance and delivery by the Company, such Rights Certificates, nevertheless, may be countersigned by the Rights Agent and issued and delivered by the Company with the same force and effect as though the person who signed such Rights Certificates had not ceased to be such officer of the Company; and any Rights Certificates may be signed on behalf of the Company by any person who, at the actual date of the execution of such Rights Certificate, shall be a proper officer of the Company to sign such Rights Certificate, although at the date of the execution of this Rights Agreement any such person was not such an officer.

                 (b) Following the Distribution Date, the Rights Agent will keep or cause to be kept, at its principal office or offices designated as the appropriate place for surrender of Rights Certificates upon exercise or transfer, books for registration and transfer of the Rights Certificates issued hereunder. Such books shall show the names and addresses of the respective holders of the Rights Certificates, the number of Rights evidenced on its face by each of the Rights Certificates and the date of each of the Rights Certificates.

            Section 6.  Transfer, Split Up, Combination and
Exchange of Rights Certificates; Mutilated, Destroyed, Lost or
Stolen Rights Certificates.

                 (a) Subject to the provisions of Section 4(b),
Section 7(e) and Section 14 hereof, at any time after the close of business on the Distribution Date, and at or prior to the close of business on the Expiration Date, any Rights Certificate or Certif-icates may be transferred, split up, combined or exchanged for another Rights Certificate or Certificates, entitling the regis-tered holder to purchase a like number of one one-hundredth of a share of Preference Stock (or, following a Triggering Event, Common Stock, other securities, cash or other assets, as the case may be) as the Rights Certificate or Certificates surrendered then entitled such holder (or former holder in the case of a transfer) to purchase. Any registered holder desiring to transfer, split up, combine or exchange any Rights Certificate or Certificates shall make such request in writing delivered to the Rights Agent, and shall surrender the Rights Certificate or Certificates to be transferred, split up, combined or exchanged at the principal office or offices of the Rights Agent designated for such purpose. Neither the Rights Agent nor the Company shall be obligated to take any action whatsoever with respect to the transfer of any such surrendered Rights Certificate until the registered holder shall have completed and signed the certificate contained in the form of assignment on the reverse side of such Rights Certificate and shall have provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Company shall reasonably request. Thereupon the Rights Agent shall, subject to Section 4(b), Section 7(e) and Section 14 hereof, countersign and deliver to the Person entitled thereto a Rights Certificate or Rights Certificates, as the case may be, as so requested. The Company may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer, split up, combination or exchange of Rights Certificates.

                 (b) Upon receipt by the Company and the Rights Agent of evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of a Rights Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to them, and reimbursement to the Company and the Rights Agent of all reasonable expenses incidental thereto, and upon surrender to the Rights Agent and cancellation of the Rights Certificate if mutilated, the Company will execute and deliver a new Rights Certificate of like tenor to the Rights Agent for countersignature and delivery to the registered owner in lieu of the Rights Certificate so lost, stolen, destroyed or mutilated.

            Section 7. Exercise of Rights; Purchase Price; Expira-tion Date of Rights.

                 (a)  Subject to Section 7(e) hereof, the
registered holder of any Rights Certificate may exercise the Rights evidenced thereby (except as otherwise provided herein including, without limitation, the restrictions on exercisability set forth in
Section 9(c), Section 11(a)(iii) and Section 23(a) hereof) in whole or in part at any time after the Distribution Date upon surrender of the Rights Certificate, with the form of election to purchase and the certificate on the reverse side thereof duly executed, to the Rights Agent at the principal office or offices of the Rights Agent designated for such purpose, together with payment of the aggregate Purchase Price with respect to the total number of one one-hundredth of a share (or other securities, cash or other assets, as the case may be) as to which such surrendered Rights are then exercisable, at or prior to the earlier of (i) the close of business on October 18, 1998 (the "Final Expiration Date"), or (ii) the time at which the Rights are redeemed as provided in Section 23 hereof (the earlier of (i) and (ii) being herein referred to as the "Expiration Date").

                 (b) The Purchase Price for each one one-hundredth of a share of Preference Stock pursuant to the exercise of a Right shall initially be $80, and shall be subject to adjustment from time to time as provided in Sections 11 and 13(a) hereof and shall be payable in accordance with paragraph (c) below.

                 (c) Upon receipt of a Rights Certificate repre-senting exercisable Rights, with the form of election to purchase and the certificate duly executed, accompanied by payment, with respect to each Right so exercised, of the Purchase Price per one one-hundredth of a share of Preference Stock (or other shares, securities, cash or other assets, as the case may be) to be purchased as set forth below and an amount equal to any applicable transfer tax, the Rights Agent shall, subject to Section 20(k) hereof, thereupon promptly (i)(A) requisition from any transfer agent of the shares of Preference Stock (or make available, if the Rights Agent is the transfer agent for such shares) certificates for the total number of one one-hundredth of a share of Preference Stock to be purchased and the Company hereby irrevocably authorizes its transfer agent to comply with all such requests, or
(B) if the Company shall have elected to deposit the total number of shares of Preference Stock issuable upon exercise of the Rights hereunder with a depositary agent, requisition from the depositary agent depositary receipts representing such number of one one-hundredth of a share of Preference Stock as are to be purchased (in which case certificates for the shares of Preference Stock represented by such receipts shall be deposited by the transfer agent with the depositary agent) and the Company will direct the depositary agent to comply with such request, (ii) requisition from the Company the amount of cash, if any, to be paid in lieu of fractional shares in accordance with Section 14 hereof, (iii) after receipt of such certificates or depositary receipts, cause the same to be delivered to or upon the order of the registered holder of such Rights Certificate, registered in such name or names as may be designated by such holder, and (iv) after receipt thereof, deliver such cash, if any, to or upon the order of the registered holder of such Rights Certificate. The payment of the Purchase Price (as such amount may be reduced pursuant to Section 11(a)(iii) hereof) shall be made in cash or by certified bank check or money order payable to the order of the Company. In the event that the Company is obligated to issue other securities (including Common Stock) of the Company, pay cash and/or distribute other property pursuant to
Section 11(a) hereof, the Company will make all arrangements necessary so that such other securities, cash and/or other property are available for distribution by the Rights Agent, if and when appropriate. The Company reserves the right to require prior to the occurrence of a Triggering Event that, upon any exercise of Rights, a number of Rights be exercised so that only whole shares of Preference Stock would be issued.

                 (d) In case the registered holder of any Rights Certificate shall exercise less than all the Rights evidenced thereby, a new Rights Certificate evidencing Rights equivalent to the Rights remaining unexercised shall be issued by the Rights Agent and delivered to, or upon the order of, the registered holder of such Rights Certificate, registered in such name or names as may be designated by such holder, subject to the provi-sions of Section 14 hereof.

                 (e) Notwithstanding anything in this Agreement to the contrary, from and after the first occurrence of a Section 11(a)(ii) Event, any Rights beneficially owned by (i) an Acquiring Person or an Associate or Affiliate of an Acquiring Person, (ii) a transferee of an Acquiring Person (or of any such Associate or Affiliate) who becomes a transferee after the Acquiring Person becomes such, or (iii) a transferee of an Acquiring Person (or of any such Associate or Affiliate) who becomes a transferee prior to or concurrently with the Acquiring Person becoming such and receives such Rights pursuant to either (A) a transfer (whether or not for consideration) from the Acquiring Person to holders of equity interests in such Acquiring Person or to any Person with whom the Acquiring Person has any continuing agreement, arrangement or understanding regarding the transferred Rights or
(B) a transfer which the Board of Directors of the Company has determined is part of a plan, arrangement or understanding which has as a primary purpose or effect the avoidance of this Section 7(e), shall become null and void without any further action and no holder of such Rights shall have any rights whatsoever with respect to such Rights, whether under any provision of this Agreement or otherwise. The Company shall use all reasonable efforts to insure that the provisions of this Section 7(e) and Section 4(b) hereof are complied with, but shall have no liability to any holder of Rights Certificates or other Person as a result of its failure to make any determinations with respect to an Acquiring Person or any of its Affiliates, Associates or transferees hereunder.

                 (f) Notwithstanding anything in this Agreement to the contrary, neither the Rights Agent nor the Company shall be obligated to undertake any action with respect to a registered holder upon the occurrence of any purported exercise as set forth in this Section 7 unless such registered holder shall have (i) completed and signed the certificate contained in the form of election to purchase set forth on the reverse side of the Rights Certificate surrendered for such exercise, and (ii) provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Company shall reasonably request.

            Section 8. Cancellation and Destruction of Rights Certificates. All Rights Certificates surrendered for the purpose of exercise, transfer, split up, combination or exchange shall, if surrendered to the Company or any of its agents, be delivered to the Rights Agent for cancellation or in cancelled form, or, if surrendered to the Rights Agent, shall be cancelled by it, and no Rights Certificates shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Agreement.
The Company shall deliver to the Rights Agent for cancellation and retirement, and the Rights Agent shall so cancel and retire, any other Rights Certificate purchased or acquired by the Company otherwise than upon the exercise thereof. The Rights Agent shall deliver all cancelled Rights Certificates to the Company, or shall, at the written request of the Company, destroy such cancelled Rights Certificates, and in such case shall deliver a certificate of destruction thereof to the Company.

            Section 9.  Reservation and Availability of Capital
                        Stock.

                 (a) The Company covenants and agrees that it will cause to be reserved and kept available out of its authorized and unissued shares of Preference Stock (and, following the occurrence of a Triggering Event, out of its authorized and unissued shares of Common Stock and/or other securities or out of its authorized and issued shares held in its treasury), the number of shares of Preference Stock (and, following the occurrence of a Triggering Event, Common Stock and/or other securities) that, as provided in this Agreement including Section 11(a)(iii) hereof, will be sufficient to permit the exercise in full of all outstanding Rights.

                 (b) So long as the shares of Preference Stock (and, following the occurrence of a Triggering Event, Common Stock and/or other securities) issuable and deliverable upon the exercise of the Rights may be listed on any national securities exchange, the Company shall use its best efforts to cause, from and after such time as the Rights become exercisable, all shares reserved for such issuance to be listed on such exchange upon official notice of issuance upon such exercise.

                 (c) The Company shall use its best efforts to (i) file, as soon as practicable following the earliest date after the first occurrence of a Section 11(a)(ii) Event on which the consideration to be delivered by the Company upon exercise of the Rights has been determined in accordance with Section 11(a)(iii) hereof, a registration statement under the Securities Act of 1933 (the "Act"), with respect to the securities purchasable upon exercise of the Rights on an appropriate form, (ii) cause such registration statement to become effective as soon as practicable after such filing, and (iii) cause such registration statement to remain effective (with a prospectus at all times meeting the requirements of the Act) until the earlier of (A) the date as of which the Rights are no longer exercisable for such securities, and
(B) the date of the expiration of the Rights. The Company will also take such action as may be appropriate under, or to ensure compliance with, the securities or "blue sky" laws of the various states in connection with the exercisability of the Rights. The Company may temporarily suspend, for a period of time not to exceed ninety (90) days after the date set forth in clause (i) of the first sentence of this Section 9(c), the exercisability of the Rights in order to prepare and file such registration statement and permit it to become effective. Upon any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announcement at such time as the suspension is no longer in effect. In addition, if the Company shall determine that a registration statement is required following the Distribution Date, the Company may temporarily suspend the exercisability of the Rights until such time as a registration statement has been declared effective. Notwithstanding any provision of this Agreement to the contrary, the Rights shall not be exercisable in any jurisdiction if the requisite qualification in such jurisdiction shall not have been obtained, the exercise thereof shall not be permitted under applicable law or a registration statement shall not have been declared effective.

                 (d) The Company covenants and agrees that it will take all such action as may be necessary to ensure that all one one-hundredth of a share of Preference Stock (and, following the occurrence of a Triggering Event, Common Stock and/or other securities) delivered upon exercise of Rights shall, at the time of delivery of the certificates for such shares (subject to payment of the Purchase Price), be duly and validly authorized and issued and fully paid and nonassessable.

                 (e) The Company further covenants and agrees that it will pay when due and payable any and all federal and state transfer taxes and charges which may be payable in respect of the issuance or delivery of the Rights Certificates and of any certificates for a number of one one-hundredth of a share of Preference Stock (or Common Stock and/or other securities, as the case may be) upon the exercise of Rights. The Company shall not, however, be required to pay any transfer tax which may be payable in respect of any transfer or delivery of Rights Certificates to a Person other than, or the issuance or delivery of a number of one one-hundredth of a share of Preference Stock (or Common Stock and/or other securities, as the case may be) in respect of a name other than that of, the registered holder of the Rights Certificates evidencing Rights surrendered for exercise or to issue or deliver any certificates for a number of one one-hun-dredth of a share of Preference Stock (or Common Stock and/or other securities, as the case may be) in a name other than that of the registered holder upon the exercise of any Rights until such tax shall have been paid (any such tax being payable by the holder of such Rights Certificate at the time of surrender) or until it has been established to the Company's satisfaction that no such tax is due.

            Section 10. Preference Stock Record Date. Each person in whose name any certificate for a number of one one-hundredth of a share of Preference Stock (or Common Stock and/or other securities, as the case may be) is issued upon the exercise of Rights shall for all purposes be deemed to have become the holder of record of such fractional shares of Preference Stock (or Common Stock and/or other securities, as the case may be) represented thereby on, and such certificate shall be dated, the date upon which the Rights Certificate evidencing such Rights was duly surrendered and payment of the Purchase Price (and all applicable transfer taxes) was made; provided, however, that if the date of such surrender and payment is a date upon which the Preference Stock (or Common Stock and/or other securities, as the case may be) transfer books of the Company are closed, such Person shall be deemed to have become the record holder of such shares (fractional or otherwise) on, and such certificate shall be dated, the next succeeding Business Day on which the Preference Stock (or Common Stock and/or other securities, as the case may be) transfer books of the Company are open. Prior to the exercise of the Rights evidenced thereby, the holder of a Rights Certificate shall not be entitled to any rights of a stockholder of the Company with respect to shares for which the Rights shall be exercisable, including, without limitation, the right to vote, to receive dividends or other distributions or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of the Company, except as provided herein.

            Section 11. Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights. The Purchase Price, the number and kind of shares covered by each Right and the number of Rights outstanding are subject to adjustment from time to time as provided in this Section 11.

                 (a)(i) In the event the Company shall at any time after the date of this Agreement (A) declare a dividend on the Preference Stock payable in shares of Preference Stock, (B) subdivide the outstanding Preference Stock, (C) combine the out-standing Preference Stock into a smaller number of shares, or (D) issue any shares of its capital stock in a reclassification of the Preference Stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing or surviving corporation), except as otherwise provided in this Section 11(a) and Section 7(e) hereof, the Pur-chase Price in effect at the time of the record date for such dividend or of the effective date of such subdivision, combination or reclassification, and the number and kind of shares of Preference Stock or capital stock, as the case may be, issuable on such date, shall be proportionately adjusted so that the holder of any Right exercised after such time shall be entitled to receive, upon payment of the Purchase Price then in effect, the aggregate number and kind of shares of Preference Stock or capital stock, as the case may be, which, if such Right had been exercised immediately prior to such date and at a time when the Preference Stock transfer books of the Company were open, he would have owned upon such exercise and been entitled to receive by virtue of such dividend, subdivision, combination or reclassification. If an event occurs which would require an adjustment under both this Section 11(a)(i) and Section 11(a)(ii) hereof, the adjustment provided for in this Section 11(a)(i) shall be in addition to, and shall be made prior to, any adjustment required pursuant to Section 11(a)(ii) hereof.

                      (ii)  In the event:

                      (A)   any Acquiring Person or any Assoc-
ciate or Affiliate of any Acquiring Person, at any time after the date of this Agreement, directly or indirectly, (1) shall merge into the Company or otherwise combine with the Company and the Company shall be the continuing or surviving corporation of such merger or combination and the Common Stock of the Company shall remain outstanding and unchanged, (2) shall, in one transaction or a series of transactions, transfer any assets to the Company or to any of its Subsidiaries in exchange (in whole or in part) for shares of Common Stock, for shares of other equity securities of the Company, or for securities exercisable for or convertible into shares of equity securities of the Company (Common Stock or otherwise) or otherwise obtain from the Company, with or without consideration, any additional shares of such equity securities or securities exercisable for or convertible into shares of such equity securities (other than pursuant to a pro rata distribution to all holders of Common Stock), (3) shall sell, purchase, lease, exchange, mortgage, pledge, transfer or otherwise acquire or dispose of, in one transaction or a series of transactions, to, from or with (as the case may be) the Company or any of its Subsidiaries, assets on terms and conditions less favorable to the Company than the Company would be able to obtain in arm's-length negotiation with an unaf-filiated third party, other than pursuant to a transaction set forth in Section 13(a) hereof, (4) shall sell, purchase, lease, exchange, mortgage, pledge, transfer or otherwise acquire or dispose of in one transaction or a series of transactions, to, from or with (as the case may be) the Company or any of the Company's Subsidiaries (other than incidental to the lines of business, if any, engaged in as of the date hereof between the Company and such Acquiring Person or Associate or Affiliate) assets having an aggregate fair market value of more than 3% of the total assets of the Company, other than pursuant to a transaction set forth in Section 13(a) hereof, (5) shall receive any compensation from the Company or any of the Company's Subsidiaries other than compensation for full-time employ-ment as a regular employee at rates in accordance with the Company's
(or its Subsidiaries') past practices, or (6) shall receive the benefit, directly or indirectly (except proportionately as a stock-holder and except if resulting from a requirement of law or governmental regulation), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantage provided by the Company or any of its Subsidiaries, or

           (B) any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan), alone or together with its Affiliates and Associates, shall, at any time after the Rights Dividend Declaration Date, become the Beneficial Owner of 20% or more of the shares of Common Stock then outstanding, unless the event causing the 20% threshold to be crossed is a transaction set forth in Section 13(a) hereof, or is an acquisition of shares of Common Stock pursuant to a tender offer or an exchange offer for all outstanding shares of Common Stock at a price and on terms determined by at least a majority of the members of the Board of Directors who are not officers of the Company and who are not representatives, nominees, Affiliates or Associates of an Acquiring Person, after receiving advice from one or more investment banking firms, to be (a) at a price which is fair to stockholders (taking into account all factors which such members of the Board deem relevant including, without limitation, prices which could reasonably be achieved if the Company or its assets were sold on an orderly basis designed to realize maximum value) and (b) otherwise in the best interests of the Company and its stockholders, or

           (C) during such time as there is an Acquiring Person, there shall be any reclassification of securities (including any reverse stock split), or recapitalization of the Company, or any merger or consolidation of the Company with any of its Subsidiaries or any other transaction or series of transactions involving the Company or any of its Subsidiaries, other than a transaction or transactions to which the provisions of Section 13(a) apply (whether or not with or into or otherwise involving an Acquiring Person) which has the effect, directly or indirectly, of increasing by more than 1% the proportionate share of the outstanding shares of any class of equity securities of the Company or any of its Subsidiaries which is directly or indirectly beneficially owned by any Acquiring Person or any Associate or Affiliate of any Acquiring Person,

then, promptly following the first occurrence of an event described in Section 11(a)(ii)(A), (B) or (C) hereof, proper provision shall be made so that each holder of a Right (except as provided below and in Section 7(e) hereof) shall thereafter have the right to receive, upon exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, in lieu of a number of one one-hundredth of a share of Preference Stock, such number of shares of Common Stock of the Company as shall equal the result obtained by (x) multiplying the then current Purchase Price by the then number of one one-hundredth of a share of Preference Stock for which a Right was exercisable immediately prior to the first occurrence of a Section 11(a)(ii) Event, and (y) dividing that product (which, following such first occurrence, shall thereafter be referred to as the "Purchase Price" for each Right and for all purposes of this Agreement) by 50% of the current market price (determined pursuant to Section 11(d) hereof) per share of Common Stock on the date of such first occurrence (such number of shares, the "Adjustment Shares").

                      (iii) In the event that the number of shares of Common Stock which are authorized by the Company's certificate of incorporation but not outstanding or reserved for issuance for purposes other than upon exercise of the Rights are not sufficient to permit the exercise in full of the Rights in accordance with the foregoing subparagraph (ii) of this Section 11(a), the Company shall:
(A) determine the excess of (1) the value of the Adjustment Shares issuable upon the exercise of a Right (the "Current Value") over (2) the Purchase Price (such excess, the "Spread"), and (B) with respect to each Right, make adequate provision to substitute for the Adjustment Shares, upon payment of the applicable Purchase Price,
(1) cash, (2) a reduction in the Purchase Price, (3) Common Stock or other equity securities of the Company (including, without limita-tion, shares, or units of shares, of preference stock, such as the Preference Stock, which the Board of Directors of the Company has deemed to have substantially the same economic right as shares of Common Stock (such shares of preference stock, "common stock equivalents")), (4) debt securities of the Company, (5) other assets, or (6) any combination of the foregoing, having an aggregate value equal to the Current Value, where such aggregate value has been determined by the Board of Directors of the Company based upon the advice of a nationally recognized investment banking firm selected by the Board of Directors of the Company; provided, however, if the Company shall not have made adequate provision to deliver value pursuant to clause (B) above within thirty (30) days following the later of (x) the first occurrence of a Section 11(a)(ii) Event and (y) the date on which the Company's right of redemption pursuant to Section 23(a) expires (the later of (x) and (y) being referred to herein as the "Section 11(a)(ii) Trigger Date"), then the Company shall be obligated to deliver, upon the surrender for exercise of a Right and without requiring payment of the Purchase Price, shares of Common Stock (to the extent available) and then, if necessary, cash, which shares and/or cash have an aggregate value equal to the Spread. If the Board of Directors of the Company shall determine in good faith that it is likely that sufficient additional shares of Common
Stock could be authorized for issuance upon exercise in full of the Rights, the thirty (30) day period set forth above may be extended to the extent necessary, but not more than ninety (90) days after the Section 11(a)(ii) Trigger Date, in order that the Company may seek stockholder approval for the authorization of such additional shares (such period, as it may be extended, the "Substitution Period"). To the extent that the Company determines that some action need be taken pursuant to the first and/or second sentences of this Section 11(a)(iii), the Company (x) shall provide, subject to Section 7(e) hereof, that such action shall apply uniformly to all out-standing Rights, and (y) may suspend the exercisability of the Rights until the expiration of the Substitution Period in order to seek any authorization of additional shares and/or to decide the appropriate form of distribution to be made pursuant to such first sentence and to determine the value thereof. In the event of any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announce-ment at such time as the suspension is no longer in effect. For purposes of this Section 11(a)(iii), the value of the Common Stock shall be the current market price (as determined pursuant to Section 11(d) hereof) per share of the Common Stock on the Section 11(a)(ii) Trigger Date and the value of any "common stock equivalent" shall be deemed to have the same value as the Common Stock on such date.

                 (b) In case the Company shall fix a record date for the issuance of rights, options or warrants to all holders of Preference Stock entitling them to subscribe for or purchase (for a period expiring within forty-five (45) calendar days after such record date) Preference Stock (or shares having the same rights, privileges and preferences as the shares of Preference Stock ("equivalent preference stock")) or securities convertible into Preference Stock or equivalent preference stock at a price per share of Preference Stock or per share of equivalent preference stock (or having a conversion price per share, if a security convertible into Preference Stock or equivalent preference stock) less than the current market price (as determined pursuant to Section 11(d) hereof) per share of Preference Stock on such record date, the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the number of shares of Preference Stock outstanding on such record date, plus the number of shares of Preference Stock which the aggregate offering price of the total number of shares of Preference Stock and/or equivalent preference stock so to be offered (and/or the aggregate initial conversion price of the convertible securities so to be offered) would purchase at such current market price, and the denominator of which shall be the number of shares of Preference Stock outstanding on such record date, plus the number of additional shares of Preference Stock and/or equivalent preference stock to be offered for subscription or purchase (or into which the convertible securities so to be offered are initially convertible). In case such subscription price may be paid by delivery of consideration part or all of which may be in a form other than cash, the value of such consideration shall be as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent and shall be binding on the Rights Agent and the holders of the Rights. Shares of Preference Stock owned by or held for the account of the Company shall not be deemed outstanding for the purpose of any such computation. Such adjustment shall be made successively whenever such a record date is fixed, and in the event that such rights or warrants are not so issued, the Purchase Price shall be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.

                 (c) In case the Company shall fix a record date for a distribution to all holders of Preference Stock (including any such distribution made in connection with a consolidation or merger in which the Company is the continuing corporation) of evidences of indebtedness, cash (other than a regular quarterly cash dividend out of the earnings or retained earnings of the Company), assets (other than a dividend payable in Preference
Stock, but including any dividend payable in stock other than Preference Stock) or subscription rights or warrants (excluding those referred to in Section 11(b) hereof), the Purchase Price to be in effect after such record date shall be determine by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the current market price (as determined pursuant to Section
11(d) hereof) per share of Preference Stock on such record date, less the fair market value (as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent) of the portion of the cash, assets or evidences of indebtedness so to be distributed or of such subscription rights or warrants applicable to a share of Preference Stock and the denominator of which shall be such current market price (as determined pursuant to Section
11(d) hereof) per share of Preference Stock. Such adjustments shall be made successively whenever such a record date is fixed, and in the event that such distribution is not so made, the Purchase Price shall be adjusted to be the Purchase Price which would have been in effect if such record date had not been fixed.

            (d)(i) For the purpose of any computation hereunder, other than computations made pursuant to Section 11(a)(iii) hereof, the "current market price" per share of Common Stock on any date shall be deemed to be the average of the daily closing prices per share of such Common Stock for the thirty (30) consecutive Trading Days (as such term is hereinafter defined) immediately prior to such date, and for purposes of computations made pursuant to Section 11(a)(iii) hereof, the "current market price" per share of Common Stock on any date shall be deemed to be the average of the daily closing prices per share of such Common Stock for the ten (10) consecutive Trading Days immediately following such date; provided, however, that in the event that the current market price per share of the Common Stock is determined during a period following the announcement by the issuer of such Common Stock of (A) a dividend or distribution on such Common Stock payable in shares of such Common Stock or securities convertible into shares of such Common Stock (other than the Rights), or (B) any subdivision, combination or reclassification of such Common Stock, and prior to the expiration of the requisite thirty (30) Trading Day or ten (10) Trading Day period, as set forth above, after the ex-dividend date for such dividend or distribution, or the record date for such subdivision, combination or reclassification, then, and in each such case, the "current market price" shall be properly adjusted to take into account exdividend trading. The closing price for each day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the shares of Common Stock are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the shares of Common Stock are listed or admitted to trading or, if the shares of Common Stock are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") or such other system then in use, or, if on any such date the shares of Common Stock are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Common Stock selected by the Board of Directors of the Company. If on any such date no market maker is making a market in the Common Stock, the fair value of such shares on such date as determined in good faith by the Board of Directors of the Company shall be used. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the shares of Common Stock are listed or admitted to trading is open for the transaction of business or, if the shares of Common Stock are not listed or admitted to trading on any national securities exchange, a Business Day. If the Common Stock is not publicly held or not so listed or traded, "current market price" per share shall mean the fair value per share as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent and shall be conclusive for all purposes.

     (ii) For the purpose of any computation hereunder, the "current market price" per share of Preference Stock shall be determined in the same manner as set forth above for the Common Stock in clause (i) of this Section 11(d) (other than the last sentence thereof). If the current market price per share of Preference Stock cannot be determined in the manner provided above or if the Preference Stock is not publicly held or listed or traded in a manner described in clause (i) of this
Section 11(d), the "current market price" per share of Preference Stock shall be conclusively deemed to be an amount equal to 100 (as such number may be appropriately adjusted for such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock occurring after the date of this Agreement) multiplied by the current market price per share of the Common Stock. If neither the Common Stock nor the Preference Stock is publicly held or so listed or traded, "current market price" per share of the Preference Stock shall mean the fair value per share as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent and shall be conclusive for all purposes. For all purposes of this Agreement, the "current market price" of one one-hundredth of a share of Preference Stock shall be equal to the "current market price" of one share of Preference Stock divided by 100.

                 (e)  Anything herein to the contrary not-
withstanding, no adjustment in the Purchase Price shall be required unless such adjustment would require an increase or decrease of at least one percent (1%) in the Purchase Price; provided, however, that any adjustments which by reason of this Section 11(e) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 11 shall be made to the nearest cent or to the nearest ten-thousandth of a share of Common Stock or other share or one-millionth of a share of Preference Stock, as the case may be. Notwithstanding the first sentence of this Section 11(e), any adjustment required by this
Section 11 shall be made no later than the earlier of (i) three
(3) years from the date of the transaction which mandates such adjustment, or (ii) the Expiration Date.

                 (f) If as a result of an adjustment made pursuant to Section 11(a)(ii) or Section 13(a) hereof, the holder of any Right thereafter exercised shall become entitled to receive any shares of capital stock other than Preference Stock, thereafter the number of such other shares so receivable upon exercise of any Right and the Purchase Price thereof shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Preference Stock contained in Sections 11(a), (b), (c), (e), (g), (h), (i), (j), (k) and (m), and
the provisions of Sections 7, 9, 10, 13 and 14 hereof with respect to the Preference Stock shall apply on like terms to any such other shares.

                 (g) All Rights originally issued by the Company subsequent to any adjustment made to the Purchase Price hereunder shall evidence the right to purchase, at the adjusted Purchase Price, the number of one one-hundredth of a share of Preference Stock purchasable from time to time hereunder upon exercise of the Rights, all subject to further adjustment as provided herein.

                 (h) Unless the Company shall have exercised its election as provided in Section 11(i), upon each adjustment of the Purchase Price as a result of the calculations made in Sections
11(b) and (c), each Right outstanding immediately prior to the making of such adjustment shall thereafter evidence the right to purchase, at the adjusted Purchase Price, that number of one one-hundredth of a share of Preference Stock (calculated to the nearest one-millionth) obtained by (i) multiplying (x) the number of one one-hundredth of a share covered by a Right immediately prior to this adjustment, by (y) the Purchase Price in effect immediately prior to such adjustment of the Purchase Price, and (ii) dividing the product so obtained by the Purchase Price in effect immediately after such adjustment of the Purchase Price.

                 (i) The Company may elect on or after the date of any adjustment of the Purchase Price to adjust the number of Rights, in lieu of any adjustment in the number of one one-hundredth of a share of Preference Stock purchasable upon the exercise of a Right. Each of the Rights outstanding after the adjustment in the number of Rights shall be exercisable for the number of one one-hundredth of a share of Preference Stock for which a Right was exercisable immediately prior to such adjustment. Each Right held of record prior to such adjustment of the number of Rights shall become that number of Rights (calculated to the nearest one ten-thousandth) obtained by dividing the Purchase Price in effect immediately prior to adjustment of the Purchase Price by the Purchase Price in effect immediately after adjustment of the Purchase Price. The Company shall make a public announcement of its election to adjust the number of Rights, indicating the record date for the adjustment, and, if known at the time, the amount of the adjustment to be made. This record date may be the date on which the Purchase Price is adjusted or any day thereafter, but, if the Rights Certificates have been issued, shall be at least ten (10) days later than the date of the public announcement. If Rights Certificates have been issued, upon each adjustment of the number of Rights pursuant to this Section 11(i), the Company shall, as promptly as practicable, cause to be distributed to holders of record of Rights Certificates on such record date Rights Certificates evidencing, subject to Section 14 hereof, the additional Rights to which such holders shall be entitled as a result of such adjustment, or, at the option of the Company, shall cause to be distributed to such holders of record in substitution and replacement for the Rights Certificates held by such holders prior to the date of adjustment, and upon surrender thereof, if required by the Company, new Rights Certificates evidencing all the Rights to which such holders shall be entitled after such adjustment. Rights Certificates so to be distributed shall be issued, executed and countersigned in the manner provided for herein (and may bear, at the option of the Company, the adjusted Purchase Price) and shall be registered in the names of the holders of record of Rights Certificates on the record date specified in the public announcement.

                 (j) Irrespective of any adjustment or change in the Purchase Price or the number of one one-hundredth of a share of Preference Stock issuable upon the exercise of the Rights, the Rights Certificates theretofore and thereafter issued may continue to express the Purchase Price per one one-hundredth of a share and the number of one one-hundredth of a share which were expressed in the initial Rights Certificates issued hereunder.

                 (k) Before taking any action that would cause an adjustment reducing the Purchase Price below the then stated value, if any, of the number of one one-hundredth of a share of Preference Stock issuable upon exercise of the Rights, the Company shall take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and nonassessable such number of one one-hundredth of a share of Preference Stock at such adjusted Purchase Price.

                 (l) In any case in which this Section 11 shall require that an adjustment in the Purchase Price be made effective as of a record date for a specified event, the Company may elect to defer until the occurrence of such event the issuance to the holder of any Right exercised after such record date the number of one one-hundredth of a share of Preference Stock and other capital stock or securities of the Company, if any, issuable upon such exercise over and above the number of one one-hundredth of a share of Preference Stock and other capital stock or securities of the Company, if any, issuable upon such exercise on the basis of the Purchase Price in effect prior to such adjustment; provided, however, that the Company shall deliver to such holder a due bill or other appropriate instrument evidencing such holder's right to receive such additional shares (fractional or otherwise) or securities upon the occurrence of the event requiring such adjustment.


                 (m) Anything in this Section 11 to the contrary notwithstanding, the Company shall be entitled to make such reductions in the Purchase Price, in addition to those adjustments expressly required by this Section 11, as and to the extent that in their good faith judgment the Board of Directors of the Company shall determine to be advisable in order that any (i) consolidation or subdivision of the Preference Stock, (ii) issuance wholly for cash of any shares of Preference Stock at less than the current market price, (iii) issuance wholly for cash of shares of Preference Stock or securities which by their terms are convertible into or exchangeable for shares of Preference Stock, (iv) stock dividends or (v) issuance of rights, options or warrants referred to in this Section 11, hereafter made by the Company to holders of its Preference Stock shall not be taxable to such stockholders.

                 (n) The Company covenants and agrees that it shall not, at any time after the Distribution Date, (i) consolidate with any other Person (other than a Subsidiary of the Company in a transaction which complies with Section 11(o) hereof), (ii) merge with or into any other Person (other than a Subsidiary of the Company in a transaction which complies with Section 11(o) hereof), or (iii) sell or transfer (or permit any Subsidiary to sell or transfer), in one transaction, or a series of related transactions, assets or earning power aggregating more than 50% of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to any other Person or Persons (other than the Company and/or any of its Subsidiaries in one or more transactions each of which complies with Section 11(o) hereof), if (x) at the time of or immediately after such consolidation, merger or sale there are any rights, warrants or other instruments or securities outstanding or agreements in effect which would substantially diminish or otherwise eliminate the benefits intended to be afforded by the Rights or (y) prior to, simultaneously with or immediately after such consolidation, merger or sale, the stockholders of the Person who constitutes, or would constitute, the "Principal Party" for purposes of Section 13(a) hereof shall have received a distribution of Rights previously owned by such Person or any of its Affiliates and Associates.

                 (o) The Company covenants and agrees that, after the Distribution Date, it will not, except as permitted by Section 23 or
Section 26 hereof, take (or permit any Subsidiary to take) any action if at the time such action is taken it is reasonably foreseeable that such action will diminish substantially or other-wise eliminate the benefits intended to be afforded by the Rights.

                 (p) Anything in this Agreement to the contrary notwithstanding, in the event that the Company shall at any time after the Rights Dividend Declaration Date and prior to the Distribution Date
(i) declare a dividend on the outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding shares of Common Stock, (iii) combine the outstanding shares of Common Stock into a smaller number of shares, or (iv) issue any shares by reclassification of its shares of Common Stock, the number of Rights associated with each share of Common Stock then outstanding, or issued or delivered thereafter but prior to the Distribution Date, shall be proportionately adjusted so that the number of Rights thereafter associated with each share of Common Stock following any such event shall equal the result obtained by multiplying the number of Rights associated with each share of Common Stock immediately prior to such event by a fraction the numerator of which shall be the total number of shares of Common Stock outstanding immediately prior to the occurrence of the event and the denominator of which shall be the total number of shares of Common Stock outstanding immediately following the occurrence of such event.

            Section 12. Certificate of Adjusted Purchase Price or Number of Shares. Whenever an adjustment is made as provided in Section 11 and
Section 13 hereof,the Company shall (a) promptly prepare a certificate setting forth such adjustment and a brief statement of the facts accounting for such adjustment, (b) promptly file with the Rights Agent, and with each transfer agent for the Preference Stock and the Common Stock, a copy of such certificate, and (c) mail a brief summary thereof to each holder of a Rights Certificate (or, if prior to the Distribution Date, to each holder of a certificate representing shares of Common Stock) in accordance with Section 25 hereof. The Rights Agent shall be fully protected in relying on any such certificate and on any adjustment therein contained.

            Section 13. Consolidation, Merger or Sale or Transfer of Assets or Earning Power.

                 (a)  In the event that, following the Stock
Acquisition Date, directly or indirectly, (x) the Company shall consolidate with, or merge with and into, any other Person (other than a Subsidiary of the Company in a transaction which complies with Section 11(o) hereof), and the Company shall not be the continuing or surviving corporation of such consolidation or merger,(y) any Person
(other than a Subsidiary of the Company in a transaction which complies with Section 11(o) hereof) shall consolidate with, or merge with or into, the Company, and the Company shall be the continuing or surviving corporation of such consolidation or merger and, in connection with such consolidation or merger, all or part of the outstanding shares of Common Stock shall be changed into or exchanged for stock or other securities of any other Person or cash or any other property, or (z) the Company shall sell or otherwise transfer (or one or more of its Subsidiaries shall sell or otherwise transfer), in one transaction or a series of related transactions, assets or earning power aggregating more than 50% of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to any Person or Persons (other than the Company or any Subsidiary of the Company in one or more transactions each of which complies with
Section 11(o) hereof), then, and in each such case (except as may be contemplated by Section 13(d) hereof), proper provision shall be made so that: (i) each holder of a Right, except as provided in Section 7(e) hereof, shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, such number of validly authorized and issued, fully paid, nonassessable and freely tradeable shares of Common Stock of the Principal Party (as such term is hereinafter defined), not subject to any liens, encumbrances, rights of first refusal or other adverse claims, as shall be equal to the result obtained by (1) multiplying the then current Purchase Price by the number of one one-hundredth of a share of Preference Stock for which a Right is exercisable immediately prior to the first occurrence of a Section 13 Event (or, if a Section 11(a)(ii) Event has occurred prior to the first occurrence of a Section
13 Event, multiplying the number of such one one-hundredth of a share for which a Right was exercisable immediately prior to the first occurrence of a Section 11(a)(ii) Event by the Purchase Price in effect immediately prior to such first occurrence), and dividing that product (which, following the first occurrence of a Section 13 Event, shall be referred to as the "Purchase Price" for each Right and for all purposes of this Agreement) by (2) 50% of the current market price (determined pursuant to Section 11(d)(i) hereof) per share of the Common Stock of such Principal Party on the date of consummation of such Section 13 Event,
(ii) such Principal Party shall there-after be liable for, and shall assume, by virtue of such Section 13 Event, all the obligations and duties of the Company pursuant to this Agreement, (iii) the term
Company" shall thereafter be deemed to refer to such Principal Party, it being specifically intended that the provisions of Section 11 hereof shall apply only to such Principal Party following the first occurrence of a Section 13 Event, (iv) such Principal Party shall take such steps (including, but not limited to, the reservation of a sufficient number of shares of its Common Stock) in connection with the consummation of any such transaction as may be necessary to assure that the provisions hereof shall thereafter be applicable, as nearly as reasonably may be, in relation to its shares of Common Stock thereafter deliverable upon the exercise of the Rights, and (v) the provisions of Section 11(a)(ii) hereof shall be of no effect following the first occurrence of any Section 13 Event.

                 (b)  "Principal Party" shall mean

                 (i)  in the case of any transaction
described in clause (x) or (y) of the first sentence of Section 13(a), the Person that is the issuer of any securities into which shares of Common Stock of the Company are converted in such merger or consolidation, and if no securities are so issued, the Person that is the other party to such merger or consolidation; and

                 (ii)  in the case of any transaction
described in clause (z) of the first sentence of Section 13(a), the Person that is the party receiving the greatest portion of the assets or earning power transferred pursuant to such transaction or transactions;
provided, however, that in any such case, (1) if the Common Stock of such Person is not at such time and has not been continuously over the preceding twelve (12) month period registered under Section 12 of the Exchange Act, and such Person is a direct or indirect Subsidiary of another Person the Common Stock of which is and has been so registered, "Principal Party" shall refer to such other Person, and
(2) in case such Person is a Subsidiary, directly or indirectly, of more than one Person, the Common Stocks of two or more of which are and have been so registered, "Principal Party" shall refer to whichever of such Persons is the issuer of the Common Stock having the greatest aggregate market value.

                 (c)  The Company shall not consummate any
such consolidation, merger, sale or transfer unless the Principal Party shall have a sufficient number of authorized shares of its Common Stock which have not been issued or reserved for issuance to permit the exercise in full of the Rights in accordance with this Section 13 and unless prior thereto the Company and such Principal Party shall have executed and delivered to the Rights Agent a supplemental agreement providing for the terms set forth in paragraphs (a) and (b) of this
Section 13 and further providing that, as soon as practicable after the date of any consolidation, merger or sale of assets mentioned in paragraph
(a) of this Section 13, the Principal Party will

                 (i) prepare and file a registration statement under the Act, with respect to the Rights and the securities purchasable upon exercise of the Rights on an appropriate form, and will use its best efforts to cause such registration statement to (A) become effective as soon as practicable after such filing and (B) remain effective (with a prospectus at all times meeting the requirements of the Act) until the Expiration Date, and

                 (ii) will deliver to holders of the Rights historical financial statements for the Principal Party and each of its Affiliates which comply in all respects with the requirements for registration on Form 10 under the Exchange Act.

The provisions of this Section 13 shall similarly apply to successive mergers or consolidations or sales or other transfers. In the event that a Section 13 Event shall occur at any time after the occurrence of a
Section 11(a)(ii) Event, the Rights which have not theretofore been exercised shall thereafter become exercisable in the manner described in Section 13(a).

                 (d) Notwithstanding anything in this Agreement to the contrary, Section 13 shall not be applicable to a transaction described in subparagraphs (x) and (y) of Section 13(a) if (i) such transaction is consummated with a Person or Persons who acquired shares of Common Stock pursuant to a tender offer or exchange offer for all outstanding shares of Common Stock which complies with the provisions of Section 11(a)(ii)(B) hereof (or a wholly owned subsidiary of any such Person or Persons), (ii) the price per share of Common Stock offered in such transaction is not less than the price per share of Common Stock paid to all holders of shares of Common Stock whose shares were purchased pursuant to such tender offer or exchange offer and (iii) the form of consideration being offered to the remaining holders of shares of Common Stock pursuant to such transaction is the same as the form of consideration paid pursuant to such tender offer or exchange offer.
 Upon consummation of any such transaction contemplated by this Section 13(d), all Rights hereunder shall expire.

            Section 14.  Fractional Rights and Fractional
Shares.

                 (a)  The Company shall not be required to
issue fractions of Rights, except prior to the Distribution Date as provided in Section 11(p) hereof, or to distribute Rights Certificates which evidence fractional Rights. In lieu of such fractional Rights, there shall be paid to the registered holders of the Rights Certificates with regard to which such fractional Rights would otherwise be issuable, an amount in cash equal to the same fraction of the current market value of a whole Right. For purposes of this Section 14(a), the current market value of a whole Right shall be the closing price of the Rights for the Trading Day immediately prior to the date on which such fractional
Rights would have been otherwise issuable. The closing price of the Rights for any day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Rights are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Rights are listed or admitted
o trading, or if the Rights are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-he-counter market, as reported by NASDAQ or such other system then in use or, if on any such date the Rights are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Rights selected by the Board of Directors of the Company. If on any such date no such market maker is making a market in the Rights, the fair value of the Rights on such date as determined in good faith by the Board of Directors of the Company shall be used.

                 (b)  The Company shall not be required to
issue fractions of shares of Preference Stock (other than fractions which are integral multiples of one one-hundredth of a share of Preference Stock) upon exercise of the Rights or to distribute certificates which evidence fractional shares of Preference Stock (other than fractions which are integral multiples of one one-hundredth of a share of Preference Stock). In lieu of fractional shares of Preference Stock that are not integral multiples of one one-hundredth of a share of Preference Stock, the Company may pay to the registered holders of Rights Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the same fraction of the current market value of one one-hundredth of a share of Preference Stock. For purposes of this
Section 14(b), the current market value of one one-hundredth of a share of Preference Stock shall be one one-hundredth of the closing price of a share of Preference Stock (as determined pursuant to Section 11(d)(ii) hereof) for the Trading Day immediately prior to the date of such exercise.

                 (c) Following the occurrence of a Triggering Event, the Company shall not be required to issue fractions of shares of Common Stock upon exercise of the Rights or to distribute certificates which evidence fractional shares of Common Stock. In lieu of fractional shares of Common Stock, the Company may pay to the registered holders of Rights Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the same fraction of the current market value of one (1) share of Common Stock. For purposes of this Section 14(c), the current market value of one share of Common Stock shall be the closing price of one share of Common Stock (as determined pursuant to Section 11(d)(i) hereof) for the Trading Day immediately prior to the date of such exercise.

                 (d) The holder of a Right by the acceptance of the Rights expressly waives his right to receive any fractional Rights or any fractional shares upon exercise of a Right, except as permitted by this
Section 14.

            Section 15. Rights of Action. All rights of action in respect of this Agreement are vested in the respective registered holders of the Rights Certificates (and, prior to the Distribution Date, the registered holders of the Common Stock); and any registered holder of any Rights Certificate (or, prior to the Distribution Date, of the Common Stock), without the consent of the Rights Agent or of the holder of any other Rights Certificate (or, prior to the Distribution Date, of the Common Stock), may, in his own behalf and for his own benefit, enforce, and may institute and maintain any suit, action or proceeding against the Company to enforce, or otherwise act in respect of, his right to exercise the Rights evidenced by such Rights Certificate in the manner provided in such Rights Certificate and in this Agreement. Without limiting the foregoing or any remedies available to the holders of Rights, it is specifically acknowledged that the holders of Rights would not have an adequate remedy at law for any breach of this Agreement and shall be entitled to specific performance of the obligations hereunder and injunctive relief against actual or threatened violations of the obligations hereunder of any Person subject to this Agreement.

            Section 16.  Agreement of Rights Holders.
Every holder of a Right by accepting the same consents and agrees with the Company and the Rights Agent and with every other holder of a Right that:

                 (a)  prior to the Distribution Date, the
Rights will be transferable only in connection with the transfer of Common Stock;

                 (b)  after the Distribution Date, the
Rights Certificates are transferable only on the registry books of the Rights Agent if surrendered at the principal office or offices of the Rights Agent designated for such purposes, duly endorsed or accompanied by a proper instrument of transfer and with the appropriate forms and certificates fully executed;

                (c) subject to Section 6(a) and Section 7(f) hereof, the Company and the Rights Agent may deem and treat the person in whose name a Rights Certificate (or, prior to the Distribution Date, the associated Common Stock certificate) is registered as the absolute owner thereof and of the Rights evidenced thereby (notwithstanding any notations of ownership or writing on the Rights Certificates or the associated Common Stock certificate made by anyone other than the Company or the Rights Agent) for all purposes whatsoever, and neither the Company nor the Rights Agent, subject to the last sentence of Section 7(e) hereof, shall be required to be affected by any notice to the contrary; and

                 (d)  notwithstanding anything in this
Agreement to the contrary, neither the Company nor the Rights Agent shall have any liability to any holder of a Right or other Person as a result of its inability to perform any of its obligations under this Agreement by reason of any preliminary or permanent injunction or other order, decree or ruling issued by a court of competent jurisdiction or by a governmental, regulatory or administrative agency or commission, or any statute, rule, regulation or executive order promulgated or enacted by any governmental authority, prohibiting or otherwise restraining performance of such obligation; provided, however, the Company must use its best efforts to have any such order, decree or ruling lifted or otherwise overturned as soon as possible.

            Section 17.  Rights Certificate Holder Not
Deemed a Stockholder. No holder, as such, of any Rights Certificate shall be entitled to vote, receive dividends or be deemed for any purpose the holder of the number of one one-hundredth of a share of Preference Stock or any other securities of the Company which may at any time be issuable on the exercise of the Rights represented thereby, nor shall anything contained herein or in any Rights
Certificate be construed to confer upon the holder of any Rights Certificate, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting stockholders (except as provided in Section 24 hereof), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by such Rights Certificate shall have been exercised in accordance with the provisions hereof.

            Section 18.  Concerning the Rights Agent.

                 (a)  The Company agrees to pay to the
Rights Agent reasonable compensation for all services rendered by it hereunder and, from time to time, on demand of the Rights Agent, its reasonable expenses and counsel fees and disbursements and other disbursements incurred in the administration and execution of this Agreement and the exercise and performance of its duties hereunder. The Company also agrees to indemnify the Rights Agent for, and to hold it harmless against, any loss, liability, or expense, incurred without negligence, bad faith or willful misconduct on the part of the Rights Agent, for anything done or omitted by the Rights Agent in connection with the acceptance and administration of this Agreement, including the costs and expenses of defending against any claim of liability in the premises.

                 (b)  The Rights Agent shall be protected
and shall incur no liability for or in respect of any action taken, suffered or omitted by it in connection with its administration of this Agreement in reliance upon any Rights Certificate or certificate for Common Stock or for other securities of the Company, instrument of assignment or transfer, power of attorney, endorsement, affidavit, letter, notice, direction, consent, certificate, statement, or other paper or document believed by it to be genuine and to be signed, executed and, where necessary, verified or acknowledged, by the proper Person or Persons.

            Section 19.  Merger or Consolidation or Change
of Name of Rights Agent.

                 (a)  Any corporation into which the
Rights Agent or any successor Rights Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Rights Agent or any successor Rights Agent shall be a party, or any corporation succeeding to the corporate trust or stock transfer business of the Rights Agent or any successor Rights Agent, shall be the successor to the Rights Agent under this Agreement without the execution or filing of any paper or any further act on the part of any of the parties hereto; provided, however, that such corporation would be eligible for appointment as a successor
Rights Agent under the provisions of Section 21 hereof. In case at the time such successor Rights Agent shall succeed to the agency created by this Agreement, any of the Rights Certificates shall have been countersigned but not delivered, any such successor Rights Agent may adopt the countersignature of a predecessor Rights Agent and deliver such Rights Certificates so countersigned; and in case at that time any of the Rights Certificates shall not have been countersigned, any successor Rights Agent may countersign such Rights Certificates either in the name of the predecessor or in the name of the successor Rights Agent; and in all such cases such Rights Certificates shall have the full force provided in the Rights Certificates and in this Agreement.

                 (b)  In case at any time the name of the
Rights Agent shall be changed and at such time any of the Rights
Certificates shall have been countersigned but not delivered, the Rights Agent may adopt the countersignature under its prior name and deliver Rights Certificates so countersigned; and in case at that time any of the Rights Certificates shall not have been countersigned, the Rights Agent may countersign such Rights Certificates either in ts prior name or in its changed name; and in all such cases such Rights Certificates shall have the full force provided in the Rights Certificates and in this Agreement.

            Section 20. Duties of Rights Agent. The Rights Agent undertakes the duties and obligations imposed by this Agreement upon the following terms and conditions, by all of which the Company of Rights Certificates, by their acceptance thereof,shall be bound:

                 (a)  The Rights Agent may consult with
legal counsel (who may be legal counsel for the Company), and the opinion of such counsel shall be full and complete authorization and protection to the Rights Agent as to any action taken or omitted by it in good faith and in accordance with such opinion.

                 (b) Whenever in the performance of its duties under this Agreement the Rights Agent shall deem it necessary or desirable that any fact or matter (including, without limitation, the identity of any Acquiring Person and the determination of "current market price") be proved or established by the Company prior to taking or suffering any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established by a certificate signed by the Chairman, any Vice Chairman, the President, any Vice President, the Treasurer, any Assistant Treasurer, the Secretary or any Assistant Secretary of the Company and delivered to the Rights Agent; and such certificate shall be full authorization to the Rights Agent for any action taken or suffered in good faith by it under the provisions of this Agreement in reliance upon such certificate.

                 (c) The Rights Agent shall be liable hereunder only for its own negligence, bad faith or willful misconduct.

                 (d)  The Rights Agent shall not be liable
for or by reason of any of the statements of fact or recitals contained in this Agreement or in the Rights Certificates or be required to verify the same (except as to its countersignature on such Rights Certificates), but all such statements and recitals are and shall be deemed to have been made by the Company only.

                 (e)  The Rights Agent shall not be under
any responsibility in respect of the validity of this Agreement or the execution and delivery hereof (except the due execution hereof by the Rights Agent) or in respect of the validity or execution of any Rights Certificate (except its countersignature thereof); nor shall it be responsible for any breach by the Company of any covenant or condition contained in this Agreement or in any Rights Certificate; nor shall it be responsible for any adjustment required under the provisions of
Section 11 or Section 13 hereof or responsible for the manner, method or amount of any such adjustment or the ascertaining of the existence of facts that would require any such adjustment (except with respect to the exercise of Rights evidenced by Rights Certificates after actual notice of any such adjustment); nor shall it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any shares of Common Stock or Preference Stock to be issued pursuant to this Agreement or any Rights Certificate or as to whether any shares of Common Stock or Preference Stock will, when so issued, be validly authorized and issued, fully paid and nonassessable.

                 (f) The Company agrees that it will perform, execute, acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonably be required by the Rights Agent for the carrying out or performing by the Rights Agent of the provisions of this Agreement.

                 (g) The Rights Agent is hereby authorized and directed to accept instructions with respect to the performance of its duties hereunder from the Chairman, any Vice Chairman, the President, any Vice President, the Secretary, any Assistant Secretary, the Treasurer or any Assistant Treasurer of the Company, and to apply to such officers for advice or instructions in connection with its duties, and it shall not be liable for any action taken or suffered to be taken by it in good faith in accordance with instructions of any such officer.

                 (h)  The Rights Agent and any stockholder,
director, officer or employee of the Rights Agent may buy, sell or deal in any of the Rights or other securities of the Company or become pecuniarily interested in any transaction in which the Company may be interested, or contract with or lend money to the Company or otherwise act as fully and freely as though it were not Rights Agent under this Agreement. Nothing herein shall preclude the Rights Agent from acting in any other capacity for the Company or for any other legal entity.

                 (i) The Rights Agent may execute and exercise any of the rights or powers hereby vested in it or perform any duty hereunder either itself or by or through its attorneys or agents, and the Rights Agent shall not be answerable or accountable for any act, default, neglect or misconduct of any such attorneys or agents or for any loss to the Company resulting from any such act, default, neglect or misconduct; provided, however, reasonable care was exercised in the selection and continued employment thereof.

                 (j) No provision of this Agreement shall require the Rights Agent to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder or in the exercise of its rights if there shall be reasonable grounds for believing that repayment of such funds or adequate indemnification against such risk or liability is not reasonably assured to it.

                 (k) If, with respect to any Rights Certificate surrendered to the Rights Agent for exercise or transfer, the certificate attached to the form of assignment or form of election to purchase, as the case may be, has either not been completed or indicates an affirmative response to clause 1 and/or 2 thereof, the Rights Agent shall not take any further action with respect to such requested exercise of transfer without first consulting with the Company.

            Section 21. Change of Rights Agent. The Rights Agent or any successor Rights Agent may resign and be discharged from its duties under this Agreement upon thirty (30) days' notice in writing mailed to the Company, and to each transfer agent of the Common Stock and Preference Stock, by registered or certified mail, and to the holders of the Rights Certificates by first-class mail. The Company may remove the Rights Agent or any successor Rights Agent upon thirty
(30) days' notice in writing, mailed to the Rights Agent or successor Rights Agent, as the case may be, and to each transfer agent of the Common Stock and Preference Stock, by registered or certified mail, and to the holders of the Rights Certificates by first-class mail.
If the Rights Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Rights Agent. If the Company shall fail to make such appoint-ment within a period of thirty (30) days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Rights Agent or by the holder of a Rights Certificate (who shall, with such notice, submit his Rights Certificate for inspection by the Company), then any registered holder of any Rights Certificate may apply to any court of competent jurisdiction for the appointment of a new Rights Agent.
Any successor Rights Agent, whether appointed by the Company or by such a court, shall be (i) a corporation organized and doing business under the laws of the United States or of the States of New York or Pennsylvania (or of any other state of the United States so long as such corporation is authorized to do business as a banking institution in the States of New York or Pennsylvania), in good standing, having a principal office in the States of New York or Pennsylvania, which is authorized under such laws to exercise corporate trust or stock transfer powers and is subject to supervision or examination by federal or state authority and which has at the time of its appointment as Rights Agent a combined capital and surplus of at least $100,000,000 or (ii) an affiliate of a corporation described in clause (i) of this sentence. After appointment, the successor Rights Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Rights Agent without further act or deed; but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time held by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Not later than the effective date of any such appointment, the Company shall file notice thereof in writing with the predecessor Rights Agent and each transfer agent of the Common Stock and the Preference Stock, and mail a notice thereof in writing to the registered holders of the Rights Certificates. Failure to give any notice provided for in this Section 21, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.

            Section 22. Issuance of New Rights Certificates. Notwithstanding any of the provisions of this Agreement or ofthe
Rights to the contrary, the Company may, at its option, issue new Rights Certificates evidencing Rights in such form as may be approved by its Board of Directors to reflect any adjustment or change in the Purchase Price and the number or kind or class of shares or other securities or property purchasable under the Rights Certificates made in accordance with the provisions of this Agreement. In addition, in connection with the issuance or sale of shares of Common Stock following the Distribution Date and prior to the redemption or expiration of the Rights, the Company (a) shall, with respect to shares of Common Stock so issued or sold pursuant to the exercise of stock options or under any employee plan or arrangement, granted or awarded as of the Distribution Date, or upon the exercise, conversion or exchange of securities hereinafter issued by the Company, and (b) may, in any other case, if deemed necessary or appropriate by the Board of Directors of the Company, issue Rights Certificates representing the appropriate number of Rights in connection with such issuance or sale; provided, however, that (i) no such Rights Certificate shall be issued if, and to the extent that, the Company shall be advised by counsel that such issuance would create a significant risk of material adverse tax consequences to the Company or the Person to whom such Rights Certificate would be issued, and (ii) no such Rights Certificate shall be issued if, and to the extent that, appropriate adjustment shall otherwise have been made in lieu of the issuance thereof.

            Section 23.  Redemption and Termination.

                 (a) The Board of Directors of the Company may, at its option, at any time prior to the earlier of (i) the close of business on the tenth day following the Stock Acquisition Date (or, if the Stock Acquisition Date shall have occurred prior to the Record Date, the close of business on the tenth day following the Record Date), or (ii) the Final Expiration Date, redeem all but not less than all the then outstanding Rights at a redemption price of $.01 per Right, as such amount may be appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such redemption price being hereinafter referred to as the "Redemption Price"); provided, however, if the Board of Directors of the Company authorizes redemption of the Rights in either of the circumstances set forth in clauses (i) and (ii) below, then there must be Continuing Directors then in office and such authorization shall require the concurrence of a majority of such Continuing Directors: (i) such authorization occurs on or after the time a Person becomes an Acquiring Person, or (ii) such authorization occurs on or after the date of a change (resulting from a proxy or consent solicitation) in a majority of the directors in office at the commencement of such solicitation if any Person who is a participant in such solicitation has stated (or, if upon the commencement of such solicitation, a majority of the Board of Directors of the Company has determined in good faith) that such Person (or any of its Affiliates or Associates) intends to take, or may consider taking, any action which would result in such Person becoming an Acquiring Person or which would cause the occurrence of a Triggering Event unless, concurrent with such solicitation, such Person (or one or more of its Affiliates or Associates) is making a cash tender offer pursuant to a Schedule 14D-1 (or any successor form) filed with the Securities and Exchange Commission for all outstanding shares of Common Stock not beneficially owned by such Person (or by its Affiliates or Associates). Notwithstanding anything contained in this Agreement to the contrary, the Rights shall not be exercisable after the first occurrence of a Section - 11(a)(ii) Event until such time as the Company's right of redemption hereunder has expired. The Company may, at its option, pay the Redemption Price in cash, shares of Common
Stock (based on the "current market price", as defined in Section 11(d)(i) hereof, of the Common Stock at the time of redemption) or any other form of consideration deemed appropriate by the Board of Directors.

                 (b) Immediately upon the action of the Board of Directors of the Company ordering the redemption of the Rights, evidence of which shall have been filed with the Rights Agent and without any further action and without any notice, the right to exercise the Rights will terminate and the only right thereafter of the holders of Rights shall be to receive the Redemption Price for each Right so held. Promptly after the action of the Board of Directors ordering the redemption of the Rights, the Company shall give notice of such redemption to the Rights Agent and the holders of the then outstanding Rights by mailing such notice to all such holders at each holder's last address as it appears upon the registry books of the Rights Agent or, prior to the Distribution Date, on the registry books of the Transfer Agent for the Common Stock. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of redemption will state the method by which the payment of the Redemption Price will be made.

            Section 24.  Notice of Certain Events.

            (a) In case the Company shall propose, at any time after the Distribution Date, (i) to pay any dividend payable in stock of any class to the holders of Preference Stock or to make any other distribution to the holders of Preference Stock (other than a regular quarterly cash dividend out of earnings or retained earnings of the Company), or (ii) to offer to the holders of Preference Stock rights or warrants to subscribe for or to purchase any additional shares of Preference Stock or shares of stock of any class or any other securities, rights or options, or (iii) to effect any reclassification of its Preference Stock (other than a reclassification involving only the subdivision of outstanding shares of Preference Stock), or (iv) to effect any consolidation or merger into or with any other Person (other than a Subsidiary of the Company in a transaction which complies with
Section 11(o) hereof), or to effect any sale or other transfer (or to permit one or more of its Subsidiaries to effect any sale or other transfer), in one transaction or a series of related transactions, of more than 50% of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to any other Person or Persons
(other than the Company and/or any of its Subsidiaries in one or more transactions each of which complies with Section 11(o) hereof), or (v) to effect the liquidation, dissolution, or winding up of the Company, then, in each such case, the Company shall give to each holder of a Rights Certificate, to the extent feasible and in accordance with
Section 25 hereof, a notice of such proposed action, which shall specify the record date for the purposes of such stock dividend, distribution of rights or warrants, or the date on which such reclassification, consolidation, merger, sale, transfer, liquidation, dissolution, or winding up is to take place and the date of participation therein by the holders of the shares of Preference Stock, if any such date is to be fixed, and such notice shall be so given in the case of any action covered by clause (i) or (ii) above at least twenty (20) days prior to the record date for determining holders of the shares of Preference Stock for purposes of such action, and in the case of any such other action, at least twenty (20) days prior to the date of the taking of such proposed action or the date of participation therein by the holders of the shares of Preference Stock whichever shall be the earlier.

                 (b) In case any of the events set forth in Section 11(a)(ii) hereof shall occur, then, in any such case, (i) the Company shall as soon as practicable thereafter give to each holder of a Rights Certificate, to the extent feasible and in accordance with Section 25 hereof, a notice of the occurrence of such event, which shall specify the event and the consequences of the event to holders of Rights under
Section 11(a)(ii) hereof, and (ii) all references in the preceding paragraph to Preference Stock shall be deemed thereafter to refer to Common Stock and/or, if appropriate, other securities.

            Section 25. Notices. Notices or demands authorized by this Agreement to be given or made by the Rights Agent or by the holder of any Rights Certificate to or on the Company shall be sufficiently
given or made   if sent by first-class mail, postage prepaid, addressed
(until another address is filed in writing with the Rights Agent) as follows:

            Bethlehem Steel Corporation
            1170 Eighth Avenue
            Bethlehem, Pennsylvania  18016-7699
            Attention:  Corporate Secretary

Subject to the provisions of Section 21, any notice or demand authorized by this Agreement to be given or made by the Company or by the holder of any Rights Certificate to or on the Rights Agent shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Company) as follows:

            Morgan Shareholder Services Trust Company
            30 West Broadway
            New York, New York  10007-2192
            Attention:  Tenders and Exchanges

Notices or demands authorized by this Agreement to be given or made by the Company or the Rights Agent to the holder of any Rights Certificate (or, if prior to the Distribution Date, to the holder of certificates representing shares of Common Stock) shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed to such holder at the address of such holder as shown on the registry books of the Company.

            Section 26.  Supplements and Amendments.
Prior to the Distribution Date and subject to the penultimate sentence of this Section 26, the Company and the Rights Agent shall, if the Company so directs, supplement or amend any provision of this Agreement without the approval of any holders of certificates representing shares of Common Stock. From and after the Distribution Date and subject to the penultimate sentence of this Section 26, the Company and the Rights Agent shall, if the Company so directs, supplement or amend this Agreement without the approval of any holders of Rights Certificates in order (i) to cure any ambiguity, (ii) to correct or supplement any provision contained herein which may be defective or inconsistent with any other provisions herein, (iii) to shorten or lengthen any time period hereunder (which lengthening or shortening, following the first occurrence of an event set forth in clauses (i) and (ii) of the first proviso to Section 23(a) hereof, shall be effective only if there are Continuing Directors and shall require the concurrence of a majority of such Continuing Directors), or (iv) to change or supplement the provisions hereunder in any manner which the Company may deem necessary or desirable and which shall not adversely affect the interests of the holders of Rights Certificates; provided, this Agreement may not be supplemented or amended to lengthen, pursuant to clause (iii) of this sentence, (A) a time period relating to when the Rights may be redeemed at such time as the Rights are not then redeemable, or (B) any other time period unless such lengthening is for the purpose of protecting, enhancing or clarifying the rights of, and/or the benefits to, the holders of Rights. Upon the delivery of a certificate from an appropriate officer of the Company which states that the proposed supplement or amendment is in compliance with the terms of this Section 26, the Rights Agent shall execute such supplement or amendment. Notwithstanding anything contained in this Agreement to the contrary, no supplement or amendment shall be made which changes the Redemption Price, the Final Expiration Date, the Purchase Price or the number of one one-hundredth of a share of Preference Stock for which a Right is exercisable. Prior to the Distribution Date, the interests of the holders of Rights shall be deemed coincident with the interests of the holders of Common Stock.

            Section 27. Successors. All the covenants and provisions of this Agreement by or for the benefit of the Company or the Rights Agent shall bind and inure to the benefit of their respective successors and assigns hereunder.

            Section 28. Determinations and Actions by the Board of Directors, etc. For all purposes of this Agreement, any calculation of the number of shares of Common Stock outstanding at any particular time, including for purposes of determining the particular percentage of such outstanding shares of Common Stock of which any Person is the Beneficial Owner, shall be made in accordance with the last sentence of Rule 13d-3(d)(1)(i) of the General Rules and Regulations under the Exchange Act. The Board of Directors of the Company (with, where specifically provided for herein, the concurrence of the Continuing Directors) shall have the exclusive power and authority to administer this Agreement and to exercise all rights and powers specifically granted to the Board (with, where specifically provided for herein, the concurrence of the Continuing Directors) or to the Company, or as may be necessary or advisable in the administration of this Agreement, including, without limitation, the right and power to (i) interpret the provisions of this Agreement, and (ii) make all determinations deemed necessary oradvisable for the administration of this Agreement (including a determination to redeem or not Rights or to amend the Agreement). All such actions, calculations, interpretations and determinations (including, for purposes of clause (y) below, all omissions with respect to the foregoing) which are done or made by the Board (with, where specifically provided for herein, the concurrence of the Continuing Directors) in good faith, shall (x) be final, conclusive and binding on the Company, the Rights Agent, the holders of the Rights and all other parties, and (y) not subject the Board or the Continuing Directors to any liability to the holders of the Rights.

            Section 29. Benefits of this Agreement. Nothing in this Agreement shall be construed to give to any Person other than the Company, the Rights Agent and the registered holders of the Rights Certificates (and, prior to the Distribution Date, registered holders of the Common Stock) any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of the Company, the Rights Agent and the registered holders of the Rights Certificates (and, prior to the Distribution Date, registered holders of the Common Stock).

            Section 30. Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated; provided, however, that notwithstanding anything in this Agreement to the contrary, if any such term, provision, covenant or restriction is held by such court or authority to be invalid, void or unenforceable and the Board of Directors of the Company determines in its good faith judgment that severing the invalid language from this Agreement would adversely affect the purpose or effect of this Agreement, the right of redemption set forth in Section 23 hereof shall be reinstated and shall not expire until the close of business on the tenth day following the date of such determination by the Board of Directors.

            Section 31. Governing Law. This Agreement, each Right and each Rights Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts made and to be performed entirely within such State, except for Sections 18, 19, 20 and 21 hereof which for all purposes shall be governed by and construed under the laws of the State of New York.


            Section 32. Counterparts. This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

            Section 33. Descriptive Headings. Descriptive headings of the several Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.


            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.


                           BETHLEHEM STEEL CORPORATION


                           By /s/ Walter F. Williams
                              ----------------------
                                  Walter F. Williams
                                  Chairman and Chief Executive
                                  Officer


                           MORGAN SHAREHOLDER SERVICES
                             TRUST COMPANY, as Rights
                             Agent


                           By /s/ Sal Russo
                              ---------------------
                                  Sal Russo
                                  Assistant Vice President

                                                     Exhibit (10)(f)


                FORM OF INDEMNIFICATION ASSURANCE AGREEMENT


                      [Bethlehem Steel Corporation]




 [Name and Address of
 Director or Officer]

 Dear                :

            This letter will confirm the agreement and understanding between Bethlehem Steel Corporation (the "Company") and you regarding your service as a [Director/Officer] of the Company.

            It is and has been the policy of the Company to indemnify its officers and directors against any costs, expenses and other liabilities to which they may become subject by reason of their service to the Company, and to insure its directors and officers against such liabilities, as and to the extent permitted by applicable law and in accordance with the principles of good corporate governance. In this regard, the Company's By-laws (Article IX) require that the Company indemnify and advance costs and expenses to (collectively, "indemnify") its directors and officers as permitted by Delaware law. A copy of the relevant provisions of the Company's By-laws, as amended, is attached hereto.

            In consideration of your service as a [Director/Officer] of the Company, the Company shall indemnify you, and hereby confirms its agreement to indemnify you, to the full extent provided by applicable law and the By-laws of the Company as currently in effect. In particular, as provided by the By-laws, the Company shall make any necessary determination as to your entitlement to indemnification in respect of any liability within 60 days of receiving a written request from you for indemnification against such liability. You have agreed to provide the Company with such information or documentation as the Company may reasonably request to evidence the liabilities against which indemnification is sought or as may be necessary to permit the Company to submit a claim in respect thereof under any applicable directors and officers liability insurance or other liability insurance policy. You have further agreed to cooperate with the Company in the making of any determination regarding your entitlement to indemnification. If the Company does not make a determination within the required 60-day period, a favorable determination will be deemed to be made, and you shall be entitled to payment, subject only to your written agreement to refund such payment if a contrary determination is later made and the delay was by reason of the inability of the Company to make such determination within the 60-day period. In the event the Company shall determine that you are not entitled to indemnification, the Company shall give you written notice thereof specifying the reason therefor, including any determinations of fact or conclusions of law relied upon in reaching such determination. Notwithstanding any determination made by the Company that you are not entitled to indemnification, you shall be entitled to seek a de novo judicial determination of your right to indemnification under the By-laws and this agreement by commencing an appropriate action therefor within 180 days after the Company shall notify you of its determination. The Company shall not oppose any such action by reason of any prior determination made by it as to your right to indemnification or, except in good faith, raise any objection not specifically relating to the merits of your indemnification claim or not considered by the Company in making its own determination. In any such proceeding, the Company shall bear the burden of proof in showing that your conduct did not meet the applicable standard of conduct required by the By-laws or applicable law for indemnification. It is understood that, as provided in Section 4 of Article IX of the By-laws, any expenses incurred by you in any investigation or proceeding by the Company or before any court commenced for the purpose of making any such determination shall be reimbursed by the Company. No future amendment of the By-laws shall diminish your rights under this agreement, unless you shall have consented to such amendment.

            Your right to indemnification as aforesaid shall be in addition to any right to remuneration to which you may from time to time be entitled as a [Director/Officer].

            It is understood and agreed that your right to indemnification shall not entitle you to continue in your present position with the Company or any future position to which you may be appointed or elected and that you shall be entitled to indemnification under the By-laws only in respect to liabilities arising out of acts or omissions or alleged acts or omissions by you as a [Director/Officer] or as otherwise provided by the By-laws, but you shall be entitled to such indemnification with respect to any such liability, whether incurred or arising during or after your service as a [Director/Officer] and whether before or after the date of this letter, in respect of any claim, cause, action, proceeding or investigation, whether commenced, accruing or arising during or after your service as a [Director/Officer] and whether before or after the date of this letter.

            In further consideration of your service as a [Director/Officer] of the Company, the Company in connection with its indemnification policy has arranged for the issuance of, and you shall be entitled to the benefits of, an "Irrevocable
Straight Standby Letter of Credit" issued by Morgan Guaranty Trust Company of New York. Said letter of credit has been arranged for the purpose of assuring payment to you, certain other current and former directors and officers of the Company and future directors, officers and employees of the Company and its affiliates designated by the Board of Directors of the Company ("Indemnitees") of any amounts to which you and they may become entitled as indemnification pursuant to the By-laws in the event that, for any reason, the Company shall fail promptly to pay to you, upon written request therefor, any such indemnification, said assurance for all Indemnitees being limited at any time to $5,000,000 in aggregate amount. The Company understands that there has been established an irrevocable trust, the Bethlehem Indemnification Trust, for which First Valley Bank, Bethlehem, Pennsylvania, acts as trustee, for the purpose, among other things, of administering the respective interests of the Indemnitees in said letter of credit, and the Company has consented to the issuance and delivery of said letter of credit to the Bethlehem Indemnification Trust. Unless renewed or replaced by a comparable letter of credit in the amount of $5,000,000, the full undrawn amount of said letter of credit may be drawn upon prior to the expiration thereof. Drawings on said letter of credit may be arranged through the Bethlehem Indemnification Trust, as provided by the trust agreement therefor, by contacting the First Valley Bank, One Bethlehem Plaza, Bethlehem, Pennsylvania 18018. You have agreed to repay to the Bethlehem Indemnification Trust any amount paid to you by such trust (i) if it shall ultimately be determined (by the Company and upon expiration of the 180-day period for commencement of a judicial proceeding for a de novo determination or by a final judicial determination) that you are not entitled under this agreement or otherwise to indemnification from Bethlehem in respect of the liability for which you shall have received payment or (ii) if you shall subsequently receive payment in respect of such liability from any liability insurer or from Bethlehem or any successor thereto. It is agreed that, in addition to the rights of any other person to do so, the Company shall have the right to compel any repayment to the Bethlehem Indemnification Trust so required.

            This agreement shall terminate upon the later of (i) the tenth anniversary of the date on which you shall cease to be a director or officer of the Company or (ii) the final termination or resolution of all actions, suits, proceedings or investigations commenced within such ten-year period and relating to the Company or any of its affiliates or your services thereto to which you may be or become a party and of all claims for indemnification by you under this agreement or against the Bethlehem Indemnification Trust asserted within such ten-year period.

            This agreement supersedes any and all prior agreements between the Company and you relating to the subject matter hereof. It is understood and agreed that this agreement is binding upon the Company and its successors and shall inure to your benefit and that of your heirs, distributees and legal representatives. This agreement, and the interpretation and enforcement hereof, shall be governed by the laws of the State of Delaware. In confirmation of the provisions of the Company's By-laws, the Company hereby agrees to pay, and you shall be held harmless from and indemnified against, any costs and expenses (including attorneys' fees) which you may reasonably incur in connection with any challenge to the validity of, or the performance and enforcement of, this agreement, in the same manner as provided by the Company's By-laws.

            If the foregoing is in accordance with your understanding of our agreement, kindly countersign the enclosed copies of this letter, whereupon this letter shall become a binding agreement in accordance with the laws of the State of Delaware.

                                     Very truly yours,

                                     BETHLEHEM STEEL CORPORATION


                                     By:_______________________________







______________________________
[Signature of Director/Officer]

                                     Schedule A



1. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Curtis H. Barnette.

2. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Silas S. Cathcart.

3. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and George P. Jenkins.

4. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Reginald H. Jones.

5. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Winthrop Knowlton.

6. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Russell E. Palmer.

7. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Ellmore C. Patterson.

8. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Dean P. Phypers.

9. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and William W. Scranton.

10. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Donald H. Trautlein.

11. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Lonnie A. Arnett.

12. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and D. Sheldon Arnot.

13. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Robert W. Cooney.

14. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Frank S. Dickerson,
     III.

15. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and George T. Fugere.

16. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and John A. Jordan, Jr.

17. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and James F. Kegg.

18. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and David H. Klinges.

19. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Edward H. Kottcamp,
     Jr.

20. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and James H. Leonard.

21. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Gary L. Millenbruch.

22. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and C. Adams Moore.

23. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Reynold Nebel.

24. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and James C. Van Vliet.

25. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Robert C. Wilkins.

26. Indemnification Assurance Agreement dated December 29, 1986 between Bethlehem Steel Corporation and Larry L. Adams.

27. Indemnification Assurance Agreement dated December 29, 1986 between Bethlehem Steel Corporation and Benjamin C. Boylston.

28. Indemnification Assurance Agreement dated January 28, 1987 between Bethlehem Steel Corporation and Herman E. Collier.

29. Indemnification Assurance Agreement dated January 28, 1987 between Bethlehem Steel Corporation and Edwin A. Gee.

30. Indemnification Assurance Agreement dated January 28, 1987 between Bethlehem Steel Corporation and Thomas L. Holton.

31. Indemnification Assurance Agreement dated March 1, 1987 between Bethlehem Steel Corporation and Roger P. Penny.

32. Indemnification Assurance Agreement dated May 27, 1987 between Bethlehem Steel Corporation and Andrew M. Weller.

33. Indemnification Assurance Agreement dated January 27, 1988 between Bethlehem Steel Corporation and John B. Curcio.

34. Indemnification Assurance Agreement dated January 27, 1988 between Bethlehem Steel Corporation and William C. Hittinger.

35. Indemnification Assurance Agreement dated January 27, 1988 between Bethlehem Steel Corporation and William A. Pogue.

36. Indemnification Assurance Agreement dated September 27, 1989 between Bethlehem Steel Corporation and Robert McClements, Jr.

37. Indemnification Assurance Agreement dated September 27, 1989 between Bethlehem Steel Corporation and John L. Kluttz.

38. Indemnification Assurance Agreement dated June 27, 1990 between Bethlehem Steel Corporation and Duane R. Dunham.

39. Indemnification Assurance Agreement dated September 26, 1990 between Bethlehem Steel Corporation and John F. Ruffle.

40. Indemnification Assurance Agreement dated May 1, 1991 between Bethlehem Steel Corporation and Carl F. Meitzner.

41. Indemnification Assurance Agreement dated July 1, 1991 between Bethlehem Steel Corporation and Walter N. Bargeron.

42. Indemnification Assurance Agreement dated March 1, 1992 between Bethlehem Steel Corporation and David P. Post.

43. Indemnification Assurance Agreement dated November 1, 1992 between Bethlehem Steel Corporation and Stephen G. Donches.

44. Indemnification Assurance Agreement dated November 1, 1992 between Bethlehem Steel Corporation and William H. Graham.

45. Indemnification Assurance Agreement dated November 1, 1992 between Bethlehem Steel Corporation and G. Penn Holsenbeck.

46. Indemnification Assurance Agreement dated March 1, 1993 between Bethlehem Steel Corporation and Benjamin R. Civiletti.

47. Indemnification Assurance Agreement dated March 1, 1993 between Bethlehem Steel Corporation and Worley H. Clark.

48. Indemnification Assurance Agreement dated March 1, 1993 between Bethlehem Steel Corporation and Harry P. Kamen.

49. Indemnification Assurance Agreement dated April 28, 1993 between Bethlehem Steel Corporation and Joseph F. Emig.

50. Indemnification Assurance Agreement dated April 28, 1993 between Bethlehem Steel Corporation and Andrew R. Futchko.

51. Indemnification Assurance Agreement dated April 28, 1993 between Bethlehem Steel Corporation and Timothy Lewis.

52. Indemnification Assurance Agreement dated April 28, 1993 between Bethlehem Steel Corporation and William E. Wickert,
     Jr.

53. Indemnification Assurance Agreement dated March 1, 1994 between Bethlehem Steel Corporation and Augustine E. Moffitt, Jr.

54. Indemnification Assurance Agreement dated March 16, 1994 between Bethlehem Steel Corporation and Lewis B. Kaden.

                                                              Exhibit (11)

                      Bethlehem Steel Corporation

        Statement Regarding Computation of Earnings Per Share

       (dollars in millions and shares in thousands, except per
        share data)
                                             Year
                                       Ended December 31
                                       ----------------
Primary Earnings Per Share          1993      1992     1991
- --------------------------         ------    ------   ------

Net Income (Loss)                 ($266.3)  ($550.3)  ($812.7)
Less Dividend Requirements:
   $2.50 Preferred Dividend         (10.0)    (10.0)    (10.0)
   $5.00 Preferred Dividend         (12.5)    (12.5)    (12.5)
   $3.50 Preferred Dividend         (14.8)        -         -
   5% Preference Dividend            (2.5)     (1.8)     (2.2)
                                  --------  --------  --------
Total Preferred and
          Preference Dividend       (39.8)    (24.3)    (24.7)
                                  --------  --------  --------
Net Income (Loss) Applicable
          to Common Stock         ($306.1)  ($574.6)  ($837.4)
                                  ========  ========  ========
Average Shares of Common Stock and
Equivalents Outstanding:
     Common Stock                 90,940     81,980    76,071
     Stock Options                   *          *         *
                                  ------     ------    ------
        Total                     90,940     81,980    76,071
                                  ======     ======    ======


Primary Earnings Per Share       ($3.37)    ($7.01)   ($11.01)
                                 =======    =======   ========

Fully Diluted Earnings Per Share
- --------------------------------
Net Income (Loss)               ($266.3)   ($550.3)   ($812.7)
Less Dividend Requirements:
      $2.50 Preferred Dividend    (10.0)     (10.0)     (10.0)
      $5.00 Preferred Dividend    (12.5)     (12.5)     (12.5)
      $3.50 Preferred Dividend    (14.8)         -          -
      5% Preference Dividend       (2.5)      (1.8)      (2.2)
                                --------   --------   --------
Net Income (Loss) Applicable
       to Common Stock          ($306.1)   ($574.6)   ($837.4)
                                ========   ========   ========

Average Shares of Common Stock and Equivalents and Other Potentially Dilutive Securities Outstanding:
      Common Stock               90,940     81,980     76,071
      Stock Options                 *          *          *
      $2.50 Preferred Stock         *          *          *
      $5.00 Preferred Stock         *          *          *
      $3.50 Preferred Stock         *          *          *
      5% Preference Stock           *          *          *
                                 -------    -------    --------
              Total              90,940     81,980     76,071
                                 =======    =======    ========
Fully Diluted Earnings Per Share ($3.37)    ($7.01)    ($11.01)
                                 =======    =======    ========




          *  Antidilutive
                                                       Exhibit 13
              1993 Annual Report to Stockholders
                 of Bethlehem Steel Corporation

Chairman's Letter

1993 was a year of change at Bethlehem. We focused on Customers and Quality, as indicated on the cover of this Report, on returning to profitability, and we implemented plans to realign our operations to make Bethlehem more competitive.
          As the result of further restructuring actions, including a revised modernization program at our Structural Products Division, Bethlehem recorded a $290 million after-tax restructuring charge in its results for 1993. Excluding restructuring charges and the cumulative effect of accounting changes, Bethlehem had net income of $24 million for 1993, a significant improvement over the net loss of $210 million for 1992. We showed steady improvement in 1993, and in the fourth quarter, without the restructuring charge, made $47 million compared to a net loss of $56 million in the fourth quarter of 1992.
          The progress we made during 1993 toward our goal of returning Bethlehem to sustained profitability was accomplished by reducing our costs and upgrading our product mix and, as the demand for steel strengthened, by increasing shipments and beginning to restore fair value for our products.
          Since becoming chairman in November of 1992, I have visited all of Bethlehem's business units and most other facilities and have spoken with many of our employees. We are dedicated to the same goal--to make the company successful and profitable for the long term. Change will help bring that about, but change does not come easily. To serve our customers and be responsive to an intensely competitive world steel marketplace, we will make constructive change a way of life.
          Our principal objective for 1994 and the years ahead is to sustain and improve Bethlehem's profitability. While many changes have taken place, our vision for Bethlehem remains steadfast--to be recognized by our customers as a premier supplier of high-quality steel products, based on our contribution to their success.
          Our core business will be primarily our flat-rolled operations, but we will also have strong positions in rail and structural products. We will have a decentralized organizational structure, and our business units will achieve their competitive advantage from technological leadership, low costs and a strong market position. They will focus primarily on the North American construction, automotive, service center, machinery, transportation and container markets. Overall, we expect to achieve significant growth in our annual corporate revenues and to strengthen our financial condition. We will have a corporate culture characterized by values associated with being a good corporate citizen--safety, health, environment, code of conduct--and by employees who are dedicated and empowered to help make our business successful.

Initiatives Taken During 1993

- - Perhaps the most significant change during 1993 involved our flat-rolled facilities-the Burns Harbor Division and the Sparrows Point Division, which account for about 80 percent of our steel segment sales. They began operating as individual business units, responsible for their own marketing, production and financial performance--committed to achieving closer partnerships with customers and responding faster to their needs. Sparrows Point returned to profitability in 1993 and Burns Harbor improved its operating results, shipped a record 4.8 million tons of steel products, and had the safest year in its history.
- - The Burns Harbor and Sparrows Point business units began full-scale operation of their new galvanizing lines, which provide an additional 700,000 tons a year of coated sheet capacity for the growing automotive and light-construction markets. We will add more coated sheet capacity this year when our Double G Coatings joint venture begins production, providing us with approximately half of its 270,000 ton per year capacity.

- - We began two major capital programs to further improve Burns Harbor's competitiveness--a new facility to provide coal injection for the blast furnaces and the rebuilding of one of two coke oven batteries.

- - Pennsylvania Steel Technologies, Inc. (PST) completed its first full year of operation as a wholly owned subsidiary--producing railroad rail, specialty blooms and large-diameter pipe--and progressed with its modernization program. In 1993, PST shipped a record tonnage of railroad rails and specialty blooms.
- - We also established our structural products and forging operations as separate business units and took actions to increase the competitiveness of these operations in response to changing market conditions.
- - We negotiated new agreements with the United Steelworkers of America at all of our principal business units, which should assure our customers of an uninterrupted supply of steel for the rest of the decade, improve productivity through work-rule flexibility and labor-management partnerships, and increase job security for employees.
- - We began operating under a 10-year partnership agreement with Electronic Data Systems, under which EDS provides all our information technology requirements--increasing our access to the latest technology and providing better service to customers at more competitive costs.
- - We formed a new Services Division to assure a smooth, cost-effective transition to separate business units by consolidating and reengineering the services provided to business units and corporate operations.
- - We completed two major financings, providing proceeds of more than $350 million, which were used for pension funding, for the new coal injection facility at Burns Harbor and for other capital expenditures.

Actions to Improve Competitiveness

          Each of our business units is benchmarking itself against its most efficient competitor and taking actions to be the low-cost producer of high-quality steel in its markets.
          Our Burns Harbor Division is, we believe, the lowest cost integrated steel producer in North America. It is cost competitive with new minimill sheet facilities, and the quality and sophistication of its products are superior. Burns Harbor has the advantages of an efficient plant layout, world-class production equipment, and access to low-cost, high-quality iron ore. It can ship about five million tons a year of higher-value-added steel products and has the best productivity of any integrated steel plant.
          Our Sparrows Point Division has undergone extensive modernization over the last decade and virtually all of its production is now continuously cast. With its many excellent facilities and skilled work force, it has achieved significant improvements in its operating costs and quality.
          In 1993, Sparrows Point became the first steel production facility in the United States to be certified by the International Organization for Standardization under its ISO 9000 program. This is a major step for Sparrows Point since most of our customers, and manufacturers throughout the world, will be specifying products made under ISO quality standards. Other
Bethlehem business units are also well on the way to achieving ISO certification.
          Sparrows Point has several programs under way to further improve its competitiveness by improving productivity through more efficient use of employees, renegotiated supply agreements, improved yields and material flows, and lower energy consumption. Sparrows Point is also increasing the percentage of higher-value-added sheet products in its product mix, principally through its new 260,000 ton per year galvanizing line and recently modernized hot-strip mill.
          Pennsylvania Steel Technologies is one of only two rail producers in the United States and has a significant share of the rail market. It is operating under a new, separate competitive labor agreement. It continuously casts 100 percent of its production and is proceeding with a steelmaking and rail production modernization program scheduled for completion in 1994.
This modernization program and competitive labor agreement will establish Pennsylvania Steel Technologies as the low-cost North
American producer of high-quality rails and specialty blooms. PST will also benefit from the higher utilization of its steelmaking facilities when it begins supplying semifinished steel to Bethlehem Structural Products Corporation in 1996. Our Bethlehem Structural Products Corporation has many strengths--a strong market position in the Northeast, an established customer base, high-quality products and customized technical services. Its revised modernization plans focus on increasing its competitiveness in the market for medium and light wide-flange structural sections, which account for about
80 percent of the U.S. wide-flange market.
          Concurrent with the establishment of separate business units, we are also taking actions to reduce corporate overhead costs by reengineering and slimming down administrative functions.

          At Bethlehem, in addition to focusing on customers and quality, we believe that environmental compliance and providing a safe and healthful workplace are integral parts of being a successful business. We are committed to these objectives, and we have established new initiatives to help achieve them.

Products for the Future

          We are continuing our commitment to developing new, more sophisticated steel products that will meet our customers' needs into the 21st Century. We are strengthening our position as the producer of the widest variety of coated sheet products in the domestic industry with such products as bake-hardenable sheets, zinc-nickel electrogalvanized sheets and galvannealed sheets.
Through the Automotive Steel Partnership, made up of major steel producers and automakers, we are evaluating new automotive designs using a new approach that considers an automotive body as a single integrated system rather than an assembly of separate components. By reducing automobile weight and cost while maintaining strength and rigidity, this approach should increase steel's advantage over competitive materials.
          To allow automakers to optimize the use of sheet steel in vehicles, we recently formed a joint venture to produce tailored welded blanks for automotive stampings. Automakers will be able to stamp a complex part from a single blank made up of steels of various thicknesses, strengths or surface finishes--a definite competitive advantage over other steel producers and materials.

Public Policy Issues

       Our competitiveness is also affected by key public policy issues such as national health care reform and international trade.
Bethlehem shares the concern of the President and the Congress about the increasing cost burden to both companies and individuals as the result of rapidly rising and uncontrolled health care costs. We are committed to working constructively to help bring about fair and effective national health care reform.
         Meanwhile, we continue to seek ways for Bethlehem to provide quality health care at the most economical cost. Our new agreement with the USWA provides for improvements in employee health care management, and in 1993 we opened our first Bethlehem Family Health Care Center. The Center is completely equipped and staffed to provide health care for the many employees, retirees and dependents in the Bethlehem, Pa., area.
          It is vitally important that we achieve fairness in international steel trade. During 1993, we achieved significant but only partial relief in the countervailing and antidumping cases filed against foreign steel producers. Bethlehem and other American steel producers have filed appeals in those countervailing and antidumping cases in which the International Trade Commission did not grant warranted relief from unfairly traded steel. We are also vigorously defending appeals brought by foreign producers involving decisions favorable to domestic producers.
          We commend the Administration for the successful conclusion of the GATT and NAFTA negotiations. We believe that--properly implemented and administered--GATT and NAFTA will produce opportunities both for our customers to export manufactured products and for us to export steel products.

Outlook

        The U.S. economy continues along a path of recovery, and we expect to see continued improvement in demand in 1994 from major steel markets, such as automotive, construction and machinery. The trend is also encouraging for increased demand for higher-value-added products, such as the coated sheets being produced on our new galvanizing lines at Burns Harbor and Sparrows Point, and for further restoration of fair value for our products. Overall, domestic steel industry shipments in 1994 are expected to match or exceed 1993's 88 million tons.
          During January 1994, we had increased operating costs and reduced shipments as a result of severe winter weather conditions and, as expected, are continuing to incur additional costs in connection with capital projects under way at Burns
Harbor. Despite these higher costs, we believe that with our ongoing implementation of cost reductions, efficiencies and quality improvements -- and a continuation of economic and steel market recoveries -- Bethlehem will be profitable for the year 1994.


/s/ Curtis H. Barnette, Chairman
- --------------------------------
    Curtis H. Barnette, Chairman
    January 26, 1994

Financial Review and Operating Analysis

General

Bethlehem reported a net loss of $266 million in 1993 compared to net losses of $550 million in 1992 and $813 million in 1991. The net loss for 1993 includes a $350 million restructuring charge ($290 million after tax) for further restructuring actions to implement its corporate strategy. The restructuring actions include a revised modernization plan for Bethlehem's structural products business and a charge for the remaining book value of the idled coke plant at its Sparrows Point Division. See Note D to the Consolidated Financial Statements.
          Excluding restructuring charges and the cumulative effect of accounting changes, Bethlehem had net income of $24 million for 1993 compared to net losses of $210 million for 1992 and $178 million for 1991.
          Results for 1993 also include a one-time tax benefit of $25 million (see Note E to the Consolidated Financial Statements) resulting from new tax legislation and approximately $20 million in unusual costs incurred in connection with the negotiation of new labor contracts during 1993. See "Employees and Employment Costs" on page 18.
          During 1993, Bethlehem changed the method of valuing its inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. This change had no effect on the 1993 loss per share. Prior years' financial statements have been restated to reflect the change. See Note B to the Consolidated Financial Statements.
          The net loss for 1992 included a $340 million net charge for the cumulative effect of changes in accounting, a $25 million litigation charge and a $31 million gain at the BethShip Division for recovery of losses reported in prior years on a United States Navy contract. The net loss for 1991 included an after-tax restructuring charge of $635 million. See Note D to the Consolidated Financial Statements.

Segment Results

Basic Steel Operations. The Basic Steel Operations segment had a loss from operations of $274 million in 1993 compared to losses from operations of $214 million in 1992 and $754 million in 1991. This segment's results for 1993 and 1991 include the previously mentioned restructuring charges. Excluding the effects of these charges, the Basic Steel Operations segment had income from operations of $76 million in 1993 compared to losses from operations of $214 million in 1992 and $119 million in 1991.
    The improvement in Basic Steel Operations' 1993 operating results compared to 1992, excluding restructuring charges, was principally due to increased shipments of sheet and plate products, reduced operating costs per ton and an improved product mix. Despite higher natural gas prices and approximately $20 million in unusual costs incurred in connection with negotiating new labor contracts, operating costs per ton were substantially lower at the Sparrows Point and Burns Harbor Divisions. Increased shipments at these Divisions, primarily of coated, cold rolled and plate products, and an improved product mix due to the successful start-up and operation of the two new hot-dip galvanizing lines also contributed to improved results.

           Excluding shipments of discontinued facilities, this segment shipped 9.0 million net tons of steel products in 1993 compared to
8.4 million net tons in 1992 and 7.6 million net tons in 1991. The increase in 1993 shipments was primarily due to increased demand from the automotive, machinery and construction markets.
          Raw steel production of the Basic Steel Operations segment (excluding discontinued facilities) was 10.3 million net tons in 1993 compared to 10.0 million net tons in 1992 and 9.3 million net tons in 1991.
          Operating results for 1993 also benefited from higher realized steel prices, principally for hot and cold rolled sheet products. However, Bethlehem's average realized steel prices on a constant mix basis were only one percent higher in 1993 than in 1992.
          The effects of changes in volume, average realized prices and product mix on total steel mill product revenues during the last two years were as follows:

                            Increase (Decrease)
                            from prior year
                            ------------------
                            1993         1992
                            -----        -----
Volume                        7%          10%
Realized prices               1           (3)
Product mix                   3           (2)
                            -----         -----
Total Revenues               11%           5%
                            =====         =====

The Burns Harbor Division operated at record levels during 1993 and shipped 4.8 million tons of steel products compared to 4.4 million tons in 1992 and 4.0 million tons in 1991. Operating results at this Division improved in 1993 over 1992 primarily due to increased shipments of higher-value-added coated sheet, plate and cold rolled products, higher realized steel prices for hot rolled and cold rolled sheet products and reduced operating costs per ton. The successful operation of the new hot-dip galvanizing line, which started up in December 1992, also contributed to Burns Harbor's improved operating performance by increasing the proportion of its shipments of higher margin coated products.

          The Sparrows Point Division had significantly improved operating results and returned to profitability in 1993. The principal factors contributing to its improved results were reduced operating costs, an improved product mix and higher realized prices for hot rolled, cold rolled and coated sheet products. The improved operating performance of its recently modernized hot-strip mill and the successful operation of the new hot-dip galvanizing line that started up in December 1992 contributed significantly to the improved results of this Division. The Sparrows Point Division shipped 2.8 million tons of steel products in 1993 compared to 2.7 million tons in 1992 and 2.2 million tons in 1991.
          During 1993, Bethlehem Structural Products Corporation's results were adversely affected by a number of market developments. In January 1994, Bethlehem announced a revised modernization plan for Structural Products under which Structural Products will focus on the production and sale of light and medium wide-flange sections, which make up about 80 percent of the wide-flange market in the United States. The revised plan is the result of a number of market developments, including a reduction in the demand for heavy wide-lange sections caused by reduced high-rise building construction activity, continued low occupancy rates in commercial buildings, trends toward lighter construction in buildings and delays in the rebuilding of the nation's infrastructure.

Percentage of Bethlehem's Net Sales
by Segment and Major Product

                                 1993     1992       1991
                                ------   ------     ------
Basic Steel Operations
Steel mill products:
  Sheets and tin mill products   63.1%    59.1%      48.4%
  Plates                         13.6     13.3       13.0
  Structural shapes and piling    8.5      9.6        8.9
  Rail products                   3.6      2.8        2.4
  Bars, rods and semifinished     1.2      2.6       10.1
  Other steel mill products        .8      1.2        4.0
Other products and services
  (including raw materials)       6.8      7.5        7.8
                                ------   ------     ------
                                 97.6     96.1       94.6
Steel Related Operations          2.4      3.9        5.4
                                ------   ------     ------
                                100.0%   100.0%     100.0%
                                ======   ======     ======

Percentage of Steel Mill Product
Shipments by Principal Market
(Based on net tons shipped)

                                  1993     1992      1991
                                 ------   ------    ------
Principal Market
Service Centers, Processors
  and Converters (including
  semifinished customers)         47.3%    46.3%     40.0%
Transportation (including
  automotive)                     22.2     19.9      20.5
Construction                      15.5     16.0      15.8
Containers                         5.4      4.8       5.3
Machinery                          5.1      5.5       6.0
Other                              4.5      7.5      12.4
                                 ------   ------    ------
                                 100.0%   100.0%    100.0%
                                 ======   ======    ======

Includes shipments to Bethlehem's manufacturing and fabricating operations.

          Structural Products will continue to manufacture heavy wide-flange structurals until it phases out its iron and steelmaking operations by 1996, as previously announced. Its 44-inch structural rolling mill complex will be upgraded and modernized and will be sourced with lower cost, continuously cast steel produced primarily at Pennsylvania Steel Technologies' newly modernized state-of-the-art operations in Steelton, Pa. The revised plan is expected to result in competitive costs with substantially lower investment requirements (expected to be in the range of $25 million to $35 million) than the previously announced modernization plan and should permit production of wide-flange sections of up to 27 inches. Other benefits include higher utilization of the 44-inch structural rolling mill, higher utilization of the steelmaking facilities at Pennsylvania Steel Technologies, improved product quality and better utilization of Bethlehem's overall financial and other resources.
          Pennsylvania Steel Technologies' modernization program is progressing on schedule and is expected to be completed during the second half of 1994. Despite higher scrap costs for its electric furnace, operating results at Pennsylvania Steel Technologies were better in 1993 than in 1992 principally as a result of increased shipments of rail and semifinished products and higher prices for rail products. Under the revised modernization plan for Structural Products, Pennsylvania Steel Technologies expects to begin supplying Structural Products with continuously cast blooms in 1995.

          Steel Related Operations. This segment reported a loss from operations of $22 million in 1993 compared to income from operations of $11 million in 1992 and a loss from operations of $21 million in 1991. Results for 1992 included a $31 million gain at the BethShip Division for reimbursement of a portion of the losses reported in prior years on a ship construction contract for the United States Navy. During 1993, the BethShip Division completed work on a tunnel fabrication contract for the Boston Harbor tunnel; however, results for 1993 were adversely affected by costs incurred in connection with a two-week strike after which a new labor agreement was reached. The Division has received contracts to renovate five vessels for the United States Ready Reserve fleet in 1994.
          BethForge, Inc. and the CENTEC joint venture continued to experience losses during 1993 due to weak markets for forgings, castings and cast rolls and to higher operating costs. An ingot teeming facility and vacuum degassing unit are being installed for BethForge's use at Pennsylvania Steel Technologies in order to take advantage of the new DC electric arc furnace and ladle refining station being installed as part of Pennsylvania Steel Technologies' modernization program. This new facility, with its lower cost, higher quality ingots, will replace BethForge's existing steelmaking facility during 1995.

Liquidity and Financial Resources

Cash and cash equivalents were $229 million at December 31, 1993 compared to $208 million at December 31, 1992. Cash provided by operating activities in 1993 was $203 million compared to $135 million in 1992 and $119 million in 1991. Principal uses of cash during 1993 were for capital expenditures, pension funding, debt repayments and an increase in working capital. Receivables were $100 million higher at December 31, 1993 than at December 31, 1992 primarily because of a higher level of shipments at the Burns
Harbor and Sparrows Point Divisions.
          In March 1993, Bethlehem sold 5.1 million shares of Cumulative Convertible Preferred Stock in a private offering, realizing net proceeds of approximately $248 million. Bethlehem contributed $125 million of the proceeds from the offering to its pension fund, with the balance of the proceeds being used for capital expenditures, primarily for modernization.
          During 1993, Bethlehem contributed a total of $260 million to its pension fund compared to $40 million in 1992 and $130 million in 1991. Despite these contributions, Bethlehem's pension liability increased to $1.6 billion in 1993 from $1.2 billion in 1992 due principally to the decline in long-term interest rates and additional pension benefits agreed to in connection with the new labor agreement with the United
Steelworkers of America ("USWA"). The increase in pension liability arising from the decline in long-term interest rates resulted in a reduction in stockholders' equity of $50 million at December 31, 1993.
          In August 1993, Bethlehem sold $105 million of 10-3/8%
Senior Notes due 2003 ("Senior Notes"), realizing net proceeds of approximately $102 million. The proceeds are being used to fund the construction of a coal injection facility at the Burns Harbor
Division. See "Capital Expenditures" on page 18. The Senior Notes contain covenants that impose certain limitations on Bethlehem's ability to incur or repay debt, to pay dividends and make other distributions on or redeem capital stock, or to sell, merge, transfer or encumber assets. See Note F to the Consolidated
Financial Statements.
          At December 31, 1993, no amounts were outstanding under Bethlehem's revolving credit agreement and $106 million was used for letters of credit, leaving $294 million available for borrowing under such agreement. At December 31, 1992, $80 million in loans and $104 million in letters of credit were outstanding under Bethlehem's revolving credit agreement. Bethlehem's accounts receivable and inventories are pledged as collateral under the credit agreement. This agreement expires at the end of 1996.
        During 1993, Bethlehem borrowed the remaining $49 million available under a $270 million loan agreement entered into to fund construction of the two hot-dip galvanizing lines at the Sparrows
Point and Burns Harbor Divisions. Borrowings are collateralized by the galvanizing lines. Borrowings bear interest based on the London Interbank Offered Rate with an option to convert to a fixed rate. During 1993, borrowings of $120 million were fixed at 5.99 percent per annum, with the balance fixed at 5.69 percent in January 1994. Repayment of this loan began during the third quarter of 1993 and is being amortized ratably in equal semiannual installments over a seven-year period.
          Debt and capital lease obligations totaling $154
million were repaid during 1993, including repayments of $80 million outstanding at December 31, 1992 under Bethlehem's revolving credit agreement.
          Major uses of funds during 1994 include an estimated $450 million of capital expenditures, repayment of approximately $96 million of debt and capital lease obligations and contributions to the pension fund. Bethlehem expects to maintain an adequate level of liquidity throughout 1994 from cash flow from operations, reductions in working capital and available borrowings under its revolving credit agreement. In addition, because Bethlehem has made contributions to its pension fund substantially in excess of current requirements under the Employee Retirement Income Security Act of 1974, it could defer all pension funding for at least two years, although it presently has no plans to do so. Legislation is currently pending in Congress that could potentially increase Bethlehem's future required annual pension contributions and reduce its ability to defer pension funding. The prospects for passage of such legislation are currently uncertain.

Common Stock Market and Dividend Information

                         1993                 1992
                        -------              -------
                        Prices*              Prices*
                        -------              -------
Period             High      Low       High      Low
                  -------   -------   -------   -------
First Quarter     $20.000   $14.875   $17.250   $12.750
Second Quarter     21.000    16.375    16.625    12.875
Third Quarter      19.125    12.875    15.375    11.500
Fourth Quarter     20.625    13.750    16.625    10.000

 *The principal market for Bethlehem Common Stock is the New York Stock Exchange. Bethlehem Common Stock is also listed on the Chicago Stock Exchange. The high and low sales prices of the Common Stock as reported in the consolidated transaction reporting system are shown. The trading symbol for Bethlehem Common Stock is BS.

          Bethlehem has not paid a dividend on its Common Stock since the fourth quarter of 1991.

Capital Expenditures

Capital expenditures were $327 million in 1993 compared to $329 million in 1992 and $564 million in 1991. Capital expenditures for 1994 are currently estimated to increase to approximately $450 million, primarily because of projects under way at the Burns
Harbor Division.
          During 1993, a rebuild was commenced of one of the two coke oven batteries at Burns Harbor, which is expected to be completed in mid-1995. During this period, Burns Harbor's coke needs are being supplied by other Bethlehem coke operations and from commercial sources. Also, expenditures of $55 million were made during 1993 for construction of a new coal injection facility at Burns Harbor that will lower this Division's operating costs through elimination of the consumption of natural gas and reduction in the use of coke in the blast furnaces. Construction of this facility is expected to be completed early in 1995 and is being funded with the net proceeds of approximately
$102 million from the sale in August 1993 of Senior Notes and with $30 million in financial assistance from the Department of Energy. One of Burns Harbor's two blast furnaces has also been scheduled to be relined during the third quarter of 1994. Operating costs per ton will increase at Burns Harbor while these projects are under way, due primarily to lower raw steel production and increased costs for purchased coke and semifinished steel.
          During 1993, progress continued on a $70 million modernization program for Pennsylvania Steel Technologies, Inc., which will enable this business to produce premium head-hardened rails. The program includes the installation of state-of-the-art steelmaking facilities, including a new DC electric arc furnace, a ladle refining furnace and a vacuum degassing unit. The modernization is expected to be completed during the second half of 1994.
          Approximately $385 million of additional capital expenditures were authorized in 1993. At December 31, 1993, the estimated cost of completing authorized capital expenditures was approximately $676 million compared to $620 million at December 31, 1992. Such authorized capital expenditures are expected to be completed during the 1994-1995 period.

New Joint Ventures

Bethlehem is participating in a joint venture, known as Double G Coatings Company, L.P., which is building a 270,000 ton per year sheet coating line near Jackson, Miss. The new line, which is scheduled to start up in the second quarter of 1994, will produce galvanized and Galvalume coated sheets primarily for the construction market. Sparrows Point will provide cold rolled coils for approximately half of Double G's annual capacity and will be responsible for marketing its share of the finished product.
    In order to better serve the needs of the Burns Harbor Division's automotive customers, Bethlehem has announced that it intends to form a joint venture with a steel service center to produce tailored welded steel blanks for automotive stampings through use of a technologically advanced welding process.

Employees and Employment Costs

On August 1, 1993, Bethlehem and the USWA entered into a new six-year labor agreement for the Burns Harbor and Sparrows Point Divisions. The agreement provides for a reopening after three years, subject to binding arbitration, of wage and certain benefit provisions (excluding pensions). Under the new agreement, represented employees will receive improved pension benefits, bonuses to be paid over the term of the agreement, a $.50 per hour wage increase in August 1995 and profit sharing. A new profit-sharing plan has been established, effective January 1, 1994, equal to eight percent of annual corporate income before taxes, unusual items and expenses applicable to the plan and two percent of adjusted profits at each covered operation. The new agreement also provides for opportunities to reduce health care costs and for flexible work practices and opportunities to reduce manning levels through attrition in exchange for improved employment security. Under the terms of this agreement, on March 1, 1994 and March 1, 1995, each eligible USWA-represented employee will receive a bonus of either $500 or 25 shares of Bethlehem Common Stock, at the election of the employee. If all eligible employees were to elect to receive payment of the March 1, 1994 bonus in shares of stock, approximately 180,000 shares of Common Stock would be issued.
     During 1993, Bethlehem and the USWA also reached agreement on new, six-year labor agreements for its wholly owned subsidiaries, Bethlehem Structural Products Corporation and BethForge, Inc., and for the CENTEC joint venture. The agreements provide for more flexible work rules and lower overall costs by combining jobs and lessening work-rule restrictions. The agreements at Structural Products and BethForge, however, included a "snap back" arrangement providing that in the event Bethlehem did not install a continuous caster at Structural Products, USWA-represented employees at those business units would then be covered by the 1993 labor agreement negotiated for the Burns Harbor and Sparrows Point Divisions. The revised modernization plan announced for Structural Products does not provide for installation of a continuous caster at Structural Products, and discussions are being held with the USWA concerning the implementation and possible modification of the "snap back" arrangement. Bethlehem does not expect any material increase in its overall labor costs as a result of these developments. The announcement of a revised modernization program for Structural Products will not affect the labor agreement for the CENTEC joint venture.
          A new, three-year labor agreement was also reached during 1993 with union employees at BethShip Division's Sparrows Point ship repair yard, and a six-year agreement was reached with USWA-represented employees at the Hibbing iron ore joint venture.
    In 1992, a new and more competitive labor agreement was negotiated with the USWA covering the employees at Pennsylvania Steel Technologies. This agreement expires in 1999 with the other USWA agreements.
          Under the terms of the profit-sharing plan provided for in the 1989 labor agreement with the USWA, no material profit-sharing payments were required for the 1992 and 1993 plan years. Under other provisions of the 1989 labor agreement, Bethlehem issued approximately 211,380 shares of Series B Preference Stock in 1993 to the trustee for the benefit of employees for 1992. Bethlehem expects to issue approximately 133,500 shares of Series B Preference Stock in 1994 to the trustee for the benefit of employees for 1993.

       In January 1994, a new five-year agreement was reached with the United Mine Workers of America covering approximately 600 employees at three coal operations of Bethlehem subsidiaries.

          At the end of 1993, Bethlehem had approximately 20,600 employees compared to 22,600 employees at the end of 1992 and 26,400 employees at the end of 1991. Bethlehem expects to continue to reduce the number of its employees. Approximately two-thirds of Bethlehem's employees are covered by its labor agreements with the USWA.
          For additional information concerning Bethlehem's employment costs, see the table below.

Employment Cost Summary -- All Employees

 (Dollars in millions)            1993       1992       1991
                             ---------   --------   --------
Salaries and Wages           $   950.9   $1,058.0   $1,105.7
Employee Benefits (including
retirees):
  Pension Plans:
    Actives                       86.8       88.9       89.1
    Retirees                      97.7      101.4       97.5
  Medical and Insurance:
    Actives                      122.1      129.2      119.4
    Retirees                     129.7      125.6      119.9
  Payroll Taxes                   89.1       88.7      103.5
  Workers' Compensation           43.8       48.6       48.6
  Supplemental Unemployment,
    Savings Plan and Other        27.0       23.4       30.3
  Union Employee Investment
    and Profit-Sharing Plans         -         .2        6.8
                              --------   --------   --------
Total Benefit Costs              596.2      606.0      615.1
                              --------   --------   --------
Total Employment Costs        $1,547.1   $1,664.0   $1,720.8
                              ========   ========   ========
Employment Costs as a Percent
 of Net Sales                    35.8%      41.5%      39.9%
                              ========   ========   ========


Environmental Matters

Bethlehem is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges, and solid and hazardous waste disposal. During the five years ended December 31, 1993, Bethlehem spent approximately $257 million for environmental control equipment. Expenditures for new environmental control equipment totaled approximately $35 million in 1993, $18 million in 1992 and $102 million in 1991. The costs incurred in 1993 to operate and maintain existing environmental control equipment were approximately $125 million (excluding interest costs but including depreciation charges of $28 million) compared to $130 million in 1992 and $145 million in 1991. Under the Clean Air Act, as amended, coke-making facilities will have to meet progressively more stringent standards over the next 30 years. Bethlehem idled coke production at the Sparrows Point Division in 1991 and continues to assess the most cost-effective method of supplying coke and completing an emissions reduction program to meet environmental regulations. Based on a continuing review of the current and projected coke market, however, Bethlehem recently concluded that it could not expect to recover both the remaining book value and, if determined to be appropriate, any future investment necessary to rebuild and operate the idled coke plant. Accordingly, Bethlehem recorded a charge in its 1993 financial statements for the remaining book value of the idled coke plant at Sparrows Point. See Note D to the Consolidated Financial Statements. Bethlehem continues to operate coke-making facilities at the Burns Harbor Division, at Structural Products and at Lackawanna, N.Y. While Bethlehem continues to evaluate the impact applicable emission control regulations have on these operations, it believes that these operations will be able to comply.
          Negotiations between Bethlehem and federal and state regulatory agencies are being conducted to resolve differences in interpretation of certain environmental control requirements. In some instances, those negotiations are being held in connection with the resolution of pending environmental proceedings.
Bethlehem believes that there will not be any significant curtailment or interruptions of any of its important operations as a result of these proceedings and negotiations. Existing environmental laws may be amended and new laws may be enacted by Congress and state legislatures and new environmental regulations may be issued by regulatory agencies. For these reasons, Bethlehem cannot predict the specific environmental control requirements that it will face in the future. Based on existing and anticipated regulations promulgated under presently enacted legislation, Bethlehem currently estimates that capital spending for installation of new environmental control equipment will range from $35 million to $50 million in each of the next two years. However, estimates of the future capital expenditures and operating costs required for environmental compliance are imprecise due to numerous uncertainties, including the evolving nature of the regulations, the possible imposition of more stringent requirements, the availability of new technologies and the timing of expenditures.
          Although it is possible that Bethlehem's future results of operations in particular quarterly or annual periods could be materially affected by the future costs of environmental compliance, Bethlehem does not believe the future costs of environmental compliance will have a material adverse effect on its consolidated financial position or on its competitive position with respect to other integrated domestic steelmakers that are subject to the same environmental requirements.

Consolidated Statements of Income

                                         Year Ended December 31
                                        -----------------------
(Dollars in millions, except
  per share data)                       1993      1992     1991
                                       -----     -----    -----

Net Sales                             $4,323.4  $4,007.9  $4,317.9
                                      --------  --------  --------
Costs and Expenses:
Cost of sales                          3,834.2   3,789.9   4,045.4
Depreciation (Note A)                    277.5     261.7     241.4
Selling, administration and
 general expense                         156.9     159.3     171.0
Estimated restructuring
 losses (Note D)                         350.0         -     635.0
                                      --------  --------  --------
Total Costs and Expenses               4,618.6   4,210.9   5,092.8
                                      --------  --------  --------
Loss from Operations                    (295.2)   (203.0)   (774.9)
Financing Income (Expense):
Interest and other income                  7.1       4.9       9.7
Interest and other financing costs       (63.2)    (57.2)    (45.5)
                                     ----------  --------  --------
Loss Before Income Taxes and
 Cumulative Effect of Changes in
 Accounting                             (351.3)   (255.3)   (810.7)
Benefit (Provision) for Income
 Taxes (Note E)                           85.0      45.0      (2.0)
                                     ----------  --------   -------
Loss Before Cumulative Effect of
 Changes in Accounting
 [($3.37), ($2.86) and ($11.01)
 per share]                             (266.3)   (210.3)   (812.7)

Cumulative Effect of Changes in
 Accounting [($4.15) per share]
 (Note B)                                    -    (340.0)        -
                                     ----------  --------  --------
Net Loss                                (266.3)   (550.3)   (812.7)
Dividends on Preferred and
 Preference Stock                         39.8      24.3      24.7
Net Loss Applicable to Common Stock
 [($3.37),($7.01) and ($11.01) per    --------- ---------- --------
 share]                               $ (306.1) $  (574.6) $(837.4)
                                      ========= ========== ========

The accompanying Notes are an integral part of the Consolidated
Financial Statements.

Consolidated Balance Sheets

                                                 December 31
                                            --------------------

(Dollars in millions, except per share data)  1993        1992
                                            --------    --------

Assets
Current Assets:
Cash and cash equivalents (Note A)          $  228.9    $  208.2
Receivables, less allowances of $16.3
 and $15.7 (Note F)                            503.2       403.3
Inventories (Notes A, B and F)
 Raw materials and supplies                    341.9       373.7
 Finished and semifinished products            494.8       455.0
 Contract work in progress less billings
  of $10.3 and $5.3                             15.8        23.8
                                             -------     -------
 Total Inventories                             852.5       852.5
Other Current assets                             6.5         5.5
                                             -------     -------
Total Current Assets                         1,591.1     1,469.5
Property, Plant and Equipment, less
 accumulated depreciation of $4,107.0 and
 4,255.1 (Note A)                            2,634.3     2,804.5
Investments and Miscellaneous Assets
 (Note A)                                      124.0       150.2
Deferred Income Tax Asset-net (Note E)         926.7       829.2
Intangible Asset-Pensions (Note I)             600.6       239.6
                                            --------    --------
Total Assets                                $5,876.7    $5,493.0
                                            ========    ========

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                            $  360.9    $  375.7
Accrued employment costs                       130.1       132.8
Postretirement benefits other than
 pensions (Note J)                             132.3       122.0
Accrued taxes (Note E)                          65.4        67.5
Debt and capital lease obligations
 (Notes F and G)                                95.5        69.2
Other current liabilities                      130.0       126.0
                                            --------    --------
Total Current Liabilities                      914.2       893.2
Pension Liability (Notes D and I)            1,613.6     1,188.7
Postretirement Benefits Other Than
 Pensions (Notes D and J)                    1,448.3     1,417.9
Long-term Debt and Capital Lease
 Obligations (Notes F and G)                   718.3       726.8
Other Long-term Liabilities                    485.7       477.0
Stockholders' Equity (Notes K, L and M):
Preferred Stock-at $1 per share par value
(aggregate liquidation  preference of $481.2);
Authorized 20,000,000 shares                    11.6         6.5
Preference Stock-at $1 per share par value
(aggregate liquidation preference of $95.1);
Authorized 20,000,000 shares                     2.8         2.9
Common Stock-at $1 per share par value;
 Authorized 150,000,000 shares;
 Issued 93,412,852 and 92,511,105 shares        93.4       92.5
 Held in Treasury, 2,003,760 and 2,001,677
  shares at cost                               (59.7)     (59.7)
Additional Paid-in Capital                   1,588.4    1,420.8
Retained Deficit (Note B)                     (939.9)    (673.6)
                                            ---------  ---------
Total Stockholders' Equity                     696.6      789.4
                                            ---------  ---------
Total Liabilities and Stockholders' Equity  $5,876.7   $5,493.0
                                            =========  =========

The accompanying Notes are an integral part of the Consolidated
Financial Statements.

Consolidated Statements of Cash Flows

                                    Year Ended December 31
                                    ----------------------

 (Dollars in millions)            1993      1992      1991
                                  ----      ----      ----
Operating Activities:
Net loss                        $(266.3)  $(550.3)  $(812.7)
                                --------  --------  --------
Adjustments for items not
 affecting cash from operating
 activities:
  Estimated restructuring losses
   (Note D)                       350.0         -     635.0
  Cumulative effect of changes
   in accounting (Note B)             -     340.0         -
  Depreciation                    277.5     261.7     241.4
  Deferred income taxes           (87.0)    (45.0)        -
  Other-net                        19.6      26.5      11.4
Working capital*:
  Receivables                     (99.9)      5.2      33.2
  Inventories                         -     172.8     (41.6)
  Accounts payable                    -     (59.2)     18.4
  Employment costs and other       (5.6)    (17.6)     13.0
  Other-net                        14.9       1.0      20.6
                                 ------    ------    -------
Cash Provided from Operating
 Activities                       203.2     135.1     118.7
                                 -------   -------   -------
Investing Activities:
Capital expenditures             (327.1)   (328.7)   (563.9)
Cash proceeds from sales of
 businesses and assets             15.2     124.9      83.7
Other-net                           5.6       7.2       0.4
                                 -------   -------   -------
Cash Used for Investing
 Activities                      (306.3)   (196.6)   (479.8)
                                 -------   -------   -------
Financing Activities:
Pension financing (funding)
 (Note I):
  Pension expense                 183.6     188.7     184.6
  Pension funding                (261.1)    (40.2)   (130.7)
Revolving and other credit
 borrowings (payments)-net        (80.0)    (74.0)    144.0
Long-term debt borrowings
 (Note F)                         171.2     104.0     125.8
Long-term debt and capital lease
 payments (Notes F and G)         (73.8)   (105.3)    (68.6)
Restructured facilities payments  (28.4)    (36.1)    (30.8)
Cash dividends paid (Note M)      (36.1)    (22.5)    (52.9)
Preferred Stock issued (Note M)    248.4        -         -
Common Stock issued (Note M)           -    171.3         -
                                 -------  -------   --------
Cash Provided from Financing
 Activities                        123.8    185.9      171.4
                                 -------  -------    -------
Net Increase (Decrease) in Cash
 and Cash Equivalents               20.7    124.4     (189.7)
Cash and Cash Equivalents
  -Beginning of Period             208.2     83.8      273.5
                                 -------  -------    -------
  -End of Period                 $ 228.9  $ 208.2    $  83.8
                                 =======  =======    =======
Supplemental Cash Payment
 Information:
Interest, net of amount
 capitalized                     $  55.7  $  57.1    $  44.4
Income taxes (Note E)            $   3.7  $   1.3    $   1.9

 *Excludes Financing Activities and Investing Activities.


The accompanying Notes are an integral part of the Consolidated
Financial Statements.

Notes to Consolidated Financial Statements

A. Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Bethlehem Steel Corporation and all majority-owned subsidiaries and joint ventures.

Cash and Cash Equivalents - Cash equivalents consist primarily of overnight investments, certificates of deposit and other short-term, highly liquid instruments generally with original maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates market.

Inventories - Inventories are valued at the lower of cost (principally FIFO) or market. See Note B. Contract work in progress is valued at cost less billings. Estimated losses are recognized when first apparent and partial profits are based on percentage of completion.

Investments - Investments in associated enterprises accounted for by the equity method were $59.3 million and $63.0 million at December 31, 1993 and 1992. Associated enterprises are primarily
50% or less interests in coating and mining operations.

Property, Plant and Equipment - Property, plant and equipment is stated at cost. Maintenance, repairs and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense. Gains or losses on dispositions of property, plant and equipment are recognized in income. Interest is capitalized on significant construction projects and totaled $8.8, $17.3 and $26.8 million in 1993, 1992 and 1991.

Our property, plant and equipment by major classification is:

                                           December 31
                                         ---------------

 (Dollars in millions)                   1993       1992
                                         ----       ----

Land (net of depletion)               $   50.9  $   53.3
Buildings                                670.1     694.2
Machinery and equipment:
 Steel manufacturing                   4,960.2   5,381.8
 Other                                   739.5     754.1
                                      --------- ---------
                                       6,420.7   6,883.4
Accumulated depreciation              (4,107.0) (4,255.1)
                                      --------- ---------
                                       2,313.7   2,628.3
Construction-in-progress                 320.6     176.2
                                      --------  --------
  Total                              $ 2,634.3 $ 2,804.5
                                     ========= =========

Depreciation - Depreciation, which includes amortization of assets under capital leases, is based upon the estimated useful lives of each asset group. The estimated useful life is 18 years for most steel producing assets. Steel assets, other than blast furnace linings, and most raw material producing assets are depreciated on a straight-line basis adjusted by an activity factor. This factor is based on the ratio of production and shipments for the current year to the average production and shipments for the current and preceding four years at each operating location. Annual depreciation after adjustment for this activity factor is not less than 75% nor more than 125% of straight-line depreciation. Depreciation after adjustment for this activity factor was $4.3 million more than straight-line in 1993 and $6.1 and $21.9 million less than straight-line in 1992 and 1991. Through December 31, 1993, $37.4 million less accumulated depreciation has been recorded under this method than would have been recorded under straight-line depreciation.
          The cost of blast furnace linings is depreciated on a unit-of-production basis. All other assets are depreciated on a straight-line basis.

B. Accounting Changes

During 1993, we changed the method of valuing inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. We believe the FIFO method of inventory valuation provides a more meaningful presentation of the financial position of the Corporation since it reflects more recent cost in the balance sheet. Also, in the current environment of low inflation, higher productivity and lower production costs, the use of LIFO has not had a significant effect on operating results. FIFO will eliminate the distortions in reported financial results caused by liquidations of inventories which flow through cost of sales at lower costs prevailing many years ago. It will also improve the reporting of interim results by eliminating the requirement to estimate whether liquidations that occur in interim periods will be replaced by year end, which tends to cause liquidations and other LIFO adjustments to be recognized in the fourth quarter.
          This change in the method of valuing inventories had no effect on our loss per share for the year 1993. Prior years' financial statements have been restated to reflect this change. The restatement increased the 1992 loss before the cumulative effect of changes in accounting by about $10 million or $.12 per share and the 1992 cumulative effect of changes in accounting by $90 million or $1.10 per share; increased the 1991 net loss by $45 million or $.59 per share, which includes increasing the estimated loss on restructuring by $60 million; and increased retained earnings as of January 1, 1991 by about $560 million.
     During 1992, we adopted two new Financial Accounting
Standards Board Statements, No. 106, Accounting for Postretirement Benefits Other Than Pensions, and No. 109, Accounting for Income Taxes. The cumulative effect of these changes in accounting recorded as of January 1, 1992 was a $340 million net charge to income. Prior years' financial statements were not restated for these changes.

          Statement No. 106 requires postretirement benefits other than pensions, principally health care and life insurance, to be accrued as an expense over the period active employees become eligible for the benefits. Previously, such retiree benefits were generally expensed as claims were incurred. The cumulative effect of adopting Statement No. 106 was a $745 million charge, net of a $380 million deferred income tax benefit.
          Statement No. 109 requires financial statements to reflect deferred taxes for the future tax consequences of events recognized in different years for financial reporting and tax reporting purposes. The cumulative effect of adopting Statement No. 109 was a $405 million credit for the net deferred income tax asset.

C. Industry Segment Information

(Dollars in millions)      1993      1992      1991
                           ----      ----      ----
Sales:
Trade:
Basic Steel Operations   $4,217.5  $3,849.7  $4,085.7
Steel Related Operations    105.9     158.2     232.2
Intersegment:
Basic Steel Operations        1.7       8.1      21.0
Steel Related Operations     13.7      21.6      18.7
Eliminations                (15.4)    (29.7)    (39.7)
                         --------- --------- ---------
  Total                  $4,323.4  $4,007.9  $4,317.9
                         ========= ========= =========

Estimated Restructuring
Losses:
Basic Steel Operations   $  350.0  $      -   $  635.0
                         ========= ========= =========
Income (Loss) from
Operations:
Basic Steel Operations   $ (273.6) $ (214.3) $ (753.6)
Steel Related Operations    (21.6)     11.3     (21.3)
                         --------- --------- ---------
  Total                  $ (295.2) $ (203.0) $ (774.9)
                         ========= ========= =========

Shipments (tons in
thousands):
Basic Steel Operations      8,997     8,431     8,303
                         ========= ========= =========

Identifiable Assets:
Basic Steel Operations   $3,930.6   $3,896.3  $4,253.6
Steel Related Operations    119.9      139.0     139.5
Corporate                 1,826.2    1,457.7     315.2
                         --------- --------- ---------
  Total                  $5,876.7   $5,493.0  $4,708.3
                         ========= ========= =========

Depreciation:
Basic Steel Operations   $  271.9  $  256.0  $  235.1
Steel Related Operations      5.6       5.7       6.3
                         --------- --------- ---------
  Total                  $  277.5  $  261.7  $  241.4
                         ========= ========= =========

Capital Expenditures:
Basic Steel Operations   $  323.8  $  325.8  $  554.3
Steel Related Operations      3.3       2.9       9.6
                         --------- --------- ---------
  Total                  $  327.1  $  328.7  $  563.9
                         ========= ========= =========


          A general description of our segments and their products and services is contained under the heading "Bethlehem's
Segments" on page 14 of this Report.
          Intersegment sales are generally at market prices.
Corporate assets consist primarily of cash and cash equivalents, investments, deferred income tax asset and an intangible asset-pensions.

D. Estimated Restructuring Losses

On January 26, 1994, we announced a revised modernization plan for our Bethlehem Structural Products subsidiary which will result in a substantial reduction in the work force and an elimination of certain products currently produced. Also, based on our continuing review of the current and projected coke market, we have concluded that we cannot expect to recover both the remaining book value and required future investment if we rebuild and operate the idled coke plant at our Sparrows Point Division. Principally as a result of these actions, we recorded a restructuring loss in 1993 of $350 million ($290 million after tax or $3.19 per share). This loss includes certain employee benefit costs for pensions of about $75 million and postretirement benefits other than pensions cost of about $20 million for the reduction of employees related to these decisions.
          On January 29, 1992, we announced our plans to exit the business of our Bar, Rod and Wire Division and to reduce forces throughout the Corporation during 1992. We also announced that it was not feasible to make the necessary repairs to meet the ever more stringent environmental requirements at our Sparrows Point Division coke plant and, therefore, the coke plant had been idled and a significant portion of its book value had been written off. Principally as a result of these actions, we recorded a restructuring loss of $635 million ($8.35 per share with no tax effect). This loss includes certain employee benefit costs for pensions of about $190 million and postretirement benefits other than pensions of about $140 million for the reduction of employees related to the decisions.

E. Taxes

Our benefit (provision) for income taxes consisted of:

(Dollars in millions)              1993   1992   1991
                                   ----   ----   ----
Federal-current                   $   -  $   -  $   -
State and foreign-current          (2.0)     -   (2.0)
                                  ------ ------ ------
 Total current                     (2.0)     -   (2.0)
Federal-deferred                   87.0   45.0      -
                                  ------ ------ ------
 Total benefit (provision)        $85.0  $45.0  $(2.0)
                                  ====== ====== ======

          The benefit (provision) for income taxes differs from the amount computed by applying the federal statutory rate to pre-tax income (loss). The computed amounts and the items comprising the total differences follow:

(Dollars in millions)                  1993      1992      1991
                                    --------- --------- ---------
Pre-tax income (loss):
United States                       $ (353.3) $ (260.4) $ (818.7)
Foreign                                  2.0      5.1        8.0
                                    --------- --------- ---------
Total                               $ (351.3) $ (255.3) $ (810.7)
                                    ========= ========= =========
Computed benefit                    $  123.0  $   86.8  $  275.6
Effect of change in rate
 on prior years (a)                     50.0         -        -
Percentage depletion                     5.6       6.8        -
Dividend received deduction              2.4       2.7        -
Valuation allowance                    (87.0)    (50.4)       -
Loss in excess of allowable
 carrybacks                                -         -    (275.6)
State and foreign taxes                 (2.0)        -      (2.0)
Other differences-net                   (7.0)      (.9)        -
                                   ---------- --------- ---------
 Total benefit (provision)         $    85.0  $   45.0  $   (2.0)
                                   ========== ========= =========

(a) The 1993 Omnibus Budget Reconciliation Act increased the federal corporate income tax rate to 35% from 34%. This increase in the tax rate resulted in an increase in our deferred income tax asset of $25 million, net of a valuation allowance, which we recorded in 1993.

          The components of our net deferred income tax asset are as follows:

                                        December 31
                                        -----------

(Dollars in millions)                 1993        1992
                                      ----        ----
Temporary differences:
Employee benefits                    $   980   $   950
Depreciable assets                      (240)     (310)
Other                                     44       (12)
                                      ------   --------
  Total                                  784       628
Operating loss carryforward              550       510
                                      ------   --------
Deferred income tax asset              1,334     1,138
Valuation allowance                     (407)     (309)
                                      -------  --------
  Deferred income tax asset-net       $  927    $  829
                                      =======  ========

          Temporary differences represent the cumulative taxable or deductible amounts recorded in our financial statements in different years than recognized in our tax returns. Our employee benefits temporary difference includes amounts expensed in our financial statements for pensions, health care, life insurance and other postretirement benefits which become deductible in our tax return upon payment or funding in qualified trusts. The depreciable assets temporary difference represents generally tax depreciation in excess of financial statement depreciation. Other temporary differences represent principally various expenses accrued for financial reporting purposes which are not deductible for tax reporting purposes until paid. At December 31, 1993, we had regular tax net operating loss carryforwards of $1.6 billion and alternative minimum tax loss carryforwards of $800 million. Regular federal tax net operating loss carryforwards of $420 million expire in 1998 with the balance expiring in varying amounts from 1999 through 2008.
          Statement No. 109 requires that we record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred tax asset depends on our ability to generate sufficient taxable income in the future. Bethlehem reported income before income taxes, restructuring charges and extraordinary gains in 1987 through 1990 and incurred higher costs in 1991 and 1992 relating to unusual repair costs at a coke plant that has subsequently been temporarily idled and start-up costs of certain modernized facilities. Bethlehem has undergone substantial restructuring and made substantial strategic capital expenditures during the last several years. As a result, Bethlehem has a significantly lower and more competitive cost structure and our operating results before income taxes improved by about $250 million in 1993 over 1992 excluding the 1993 restructuring charge. Also, we have significant tax planning opportunities to manage taxable income including selection of depreciation methods and timing of contributions to our pension trust.
          While we believe that our total deferred tax asset will be fully realized by future operating results together with tax planning opportunities, our losses in recent years make it appropriate to record a valuation allowance. Accordingly, we have provided a valuation allowance at December 31, 1993 and 1992 equal to 50% of the total deferred tax asset related to our operating loss carryforward and our temporary differences exclusive of postretirement benefits other than pensions. We expect our annual financial statement expense for postretirement benefits other than pensions to exceed the annual amount deductible in our tax returns for several years. Furthermore, if we have a tax loss in any year in which our tax deduction exceeds our financial statement expense, the tax law currently provides for a 15-year carryforward of that loss against future taxable income. Under current law, we have a very long time to realize these future tax benefits. We believe, therefore, a valuation allowance is not necessary for the deferred tax asset related to our temporary difference for postretirement benefits other than pensions.
          If we are unable to generate sufficient taxable income in the future through operating results or tax planning opportunities, we will be required to increase our valuation allowance through a charge to expense (reducing our stockholders' equity). On the other hand, if we achieve sufficient profitability to use all of our deferred income tax asset, we will reduce the valuation allowance through a decrease to expense (increasing our stockholders' equity).
          In addition to income taxes, we incurred costs for certain other taxes as follows:

 (Dollars in millions)                 1993      1992      1991
                                       ----      ----      ----
Employment taxes                     $  89.1   $  88.7   $ 103.5
Property taxes                          27.5      26.7      27.4
State and foreign taxes                  9.0      11.2      16.8
Federal excise tax on coal               3.3       5.3       7.1
                                     -------   -------   -------
  Total other taxes                  $ 128.9   $ 131.9   $ 154.8
                                     =======   =======   =======

F. Long-term Debt

                                          December 31
                                          -----------

(Dollars in millions)                    1993      1992
                                         ----      ----

Hot-dip galvanizing lines financing     $262.0    $220.5
Revolving and other credit agreements        -      80.0
Debentures:
6-7/8% Due 1999                           18.8      18.8
9% Due 2000                               39.9      41.3
8-3/8% Due 2001                           41.6      41.6
8.45% Due 2005                            90.7      90.7
Pollution control and industrial revenue
 bonds:
  5-1/4%-8%, Due 1994-2002                78.1      90.7
  Variable interest at 50%-70% of prime
   rate, Due 1994-1996                    27.0      35.0
Notes and loans:
10-3/8% Senior Notes, Due 2003           105.0         -
9-5/8-12.75%, Due 1994-1997               34.8      35.0
Unamortized debt discount                 (2.0)     (2.1)
Amounts due within one year              (57.4)    (33.2)
                                        -------   -------
  Total long-term debt                   $638.5    $618.3
                                        =======   =======

          Maturities and sinking fund requirements at December 31, 1993 for the next five years were $57.4 million in 1994, $61.8 million in 1995, $88.9 million in 1996, $71.9 million in 1997 and $75.6 million in 1998.
          During 1993, we sold $105 million of Senior Notes to finance the construction of a coal injection facility at our Burns Harbor Division. The Notes are unsecured senior obligations and are senior in right of payment to all existing and future subordinated indebtedness of Bethlehem. As unsecured senior obligations of Bethlehem, the Notes will effectively be subordinate to secured senior indebtedness of Bethlehem. These Notes contain covenants which impose certain limitations on Bethlehem's ability to incur or repay debt, to pay dividends and make other distributions on or redeem capital stock, or to sell, merge, transfer or encumber assets. See Note M, Stockholders' Equity.
          A major portion of the costs to construct hot-dip galvanizing lines at our Sparrows Point and Burns Harbor
Divisions are financed through a $270 million loan agreement. Borrowings are collateralized by the coating lines and originally incurred interest based on the London Interbank Offered Rate (LIBOR). At December 31, 1993, $112 million of this debt incurs a fixed rate of 5.99% with the balance converted to a fixed rate of 5.69% in January 1994. This loan will be repaid in equal semiannual installments over a seven-year period. Repayment on $120 million of the loan began in 1993 with repayment on the balance beginning in 1994.
          Our revolving credit agreement expires on December 31, 1996, and is nonreducing with initial bank commitments of $400 million. The agreement permits additional banks to be added and the total commitment amount to be increased to $500 million. Borrowings under the revolver are subject to collateral coverage requirements and incur interest based on the prime rate, Federal Funds rate, certificate of deposit rates or LIBOR. Our accounts receivable and inventories are pledged as collateral for borrowings and letters of credit under the credit agreement and certain other obligations to participating banks. No borrowings were outstanding at December 31, 1993. We pay five eighths of 1% per annum commitment fee on the unused available credit.
          Our revolving credit and hot-dip galvanizing lines financing agreements contain restrictive covenants which require Bethlehem to maintain a minimum adjusted tangible net worth. At December 31, 1993, our adjusted tangible net worth exceeded the more restrictive of these requirements by about $1 billion.
         At December 31, 1993, interest rate swap agreements with notional amounts totaling $225 million effectively fix the interest rate on a like amount of our floating rate debt at 7.99% to 11.95%. These agreements expire from 1995 through 2001. Net payments or receipts under these agreements are included in interest expense.
          We estimate the aggregate fair value of our debt and related obligations exceeds the total debt recorded at December 31, 1993 by approximately $30 million and approximately equals the total debt recorded at December 31, 1992. We based our estimates on quoted market prices or current rates offered for debt with similar terms and maturities.

G. Leases

We lease certain manufacturing facilities and equipment under capital leases, the most significant of which covers the two continuous casters at our Sparrows Point and Burns Harbor plants. The lease requires quarterly rental payments of $9 million plus interest at 1-1/4% above LIBOR. The amounts included in property, plant and equipment for capital leases were $319.5 million (net of $222.1 million accumulated amortization) and $337.9 million (net of $184.4 million accumulated amortization) at December 31, 1993 and 1992.
          Future minimum payments under noncancellable operating leases at December 31, 1993 were $18.1 million in 1994, $15.9 million in 1995, $14.9 million in 1996, $7.7 million in 1997, $5.9 million in 1998 and $32.6 million thereafter. Total rental expense under operating leases was $40.5, $49.8 and $46.6 million in 1993, 1992 and 1991.

H. Commitments and Contingent Liabilities

Based generally on our proportionate ownership in an iron ore associated enterprise, we are entitled to receive our share of the ore produced and are committed to pay our share of their costs. We received 2.7 million net tons of such iron ore in each of the years 1993, 1992 and 1991 at a net cost of $88.8 million, $89.1 million and $84.4 million.
          At December 31, 1993, we had outstanding approximately
$192 million of purchase orders for additions and improvements to our properties.
          We, as well as other steel companies, are subject to various environmental laws and regulations imposed by federal, state and local governments. Because of the continuing evolution of the specific regulatory requirements and available technology to comply with the requirements, we cannot reasonably estimate the future capital expenditures and operating costs required to comply with these laws and regulations. Although it is possible that our future operating results in a particular quarterly or annual period could be materially affected by the future costs of environmental compliance, we do not believe the future costs of environmental compliance will have a material adverse effect on our consolidated financial position or on our competitive position with respect to other integrated domestic steelmakers subject to the same environmental requirements.

         In the ordinary course of our business, we are involved in various pending or threatened legal actions. In our opinion, adequate reserves have been recorded for losses which are likely to result from these proceedings. If such reserves prove to be inadequate, however, we would incur a charge to earnings which could be material to the results of operations in a particular future quarterly or annual period. We believe that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position.

I. Postretirement Pension Benefits

We have noncontributory defined benefit pension plans which provide benefits for substantially all employees. Defined benefits are based on years of service and the five highest consecutive years of pensionable earnings during the last ten years prior to retirement or a minimum amount based on years of service. We fund annually the amount required under ERISA minimum funding standards plus additional amounts as appropriate.
          The following sets forth the plans' actuarial assumptions used and funded status at year end together with amounts recognized in our consolidated balance sheets:

                                      December 31
                                      -----------

(Dollars in millions)                 1993    1992
                                      ----    ----
Assumptions:
Discount rate                           7.5%    8.5%
Average rate of compensation increase   3.3%    4.4%
Actuarial present value of benefit
obligations:
Vested benefit obligation          $4,816.4  $4,357.9
Accumulated benefit obligation      4,979.4   4,490.1
Projected benefit obligation        5,208.6   4,822.7
Plan assets at fair value:
Fixed income securities             1,955.0   1,979.8
Equity securities                   1,232.2   1,006.0
Cash and marketable securities        178.6     315.6
                                   --------   -------
  Total plan assets                $3,365.8   3,301.4
                                   --------   -------

Projected benefit obligations in
excess of plan assets               1,842.8   1,521.3
Unrecognized net loss                (289.7)    (58.3)
Remaining unrecognized net
obligation resulting from adoption
of Statement No. 87                  (293.5)   (339.0)
Unrecognized prior service cost from
plan amendments                      (307.1)   (174.9)
Adjustment required to recognize
minimum liability
           -Intangible asset          600.6     239.6
           -Additional paid-in
            capital (pre-tax)
            (Note M)                   60.5         -
                                    --------  --------
  Pension liability                 $1,613.6  $1,188.7
                                    ========  ========


          The assumptions used in each year and the components of our annual pension cost are as follows:

 (Dollars in millions)                1993      1992      1991
                                      ----      ----      ----
Assumptions:
Return on plan assets                 9.50%     9.50%    10.25%
Discount rate                         8.50%     8.50%     9.25%
Pension cost:
Service cost-benefits earned
 during the period                 $  39.3   $  45.0   $  45.6
Interest on projected benefit
 obligation                          380.4     394.2     386.6
Return on plan assets
          -actual                   (308.8)   (250.0)   (582.7)
          -deferred                    4.3     (62.2)    265.5
Amortization of initial net
 obligation                           37.7      37.8      43.9
Amortization of unrecognized
 prior service cost from plan
 amendments                           19.8      18.8      21.0
                                   -------   -------   -------
  Total defined benefit plans        172.7     183.6     179.9
PBGC premiums, administration
fees, etc.                            10.9       5.1       4.7
                                   -------   -------   -------
  Total cost                       $ 183.6   $ 188.7   $ 184.6
                                   =======   =======   =======


J. Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, we currently provide health care and life insurance benefits for most retirees, and their dependents.
          Information regarding our plans' actuarial assumptions, funded status and liability follows:

                                          December 31
                                         -------------

(Dollars in millions)                    1993     1992
                                         ----     ----

Assumptions:
Discount rate                              7.5%      8.5%
Trend rate -beginning                      9.0%      9.5%
           -ending (year 2000)             4.6%      5.5%
Accumulated postretirement
benefit obligation:

Retirees                              $1,506.7  $1,413.7
Fully eligible active plan
  participants                           126.8     105.1
Other active plan participants           236.1     176.2
                                      --------   -------
  Total                                1,869.6   1,695.0

Plan assets at fair value:
Fixed income securities                  158.5     159.6
                                       -------   -------
Accumulated postretirement benefit
 obligation in excess of plan assets   1,711.1   1,535.4

Unrecognized net (loss) gain            (130.5)      4.5
                                       --------  -------
  Balance sheet liability             $1,580.6  $1,539.9
                                      ========= ========

         The assumptions used in each year and the components of our postretirement benefit cost follow:

(Dollars in millions)                    1993     1992
                                         ----     ----

Return on plan assets                      9.5%    9.5%
Discount rate                              8.5%    8.5%
Trend rate-beginning                       9.5%    9.5%
          -ending (2000)                   5.5%    5.5%

Service cost                            $  9.0  $  9.0
Interest on accumulated postretirement
benefit obligation                       144.1   139.0
Return on plan assets-actual             (17.9)  (18.4)
                     -deferred             3.8     4.5
Multi-employer plans                       5.9     7.1
                                        ------  ------
  Total cost                            $144.9  $141.2
                                        ======  ======

          A 1% increase or decrease in the assumed health care trend rate would increase or decrease the accumulated postretirement benefit obligation by about $135 million and 1993 expense by about $13 million.
          In 1991, these postretirement benefits were expensed generally as claims were incurred except the estimated cost of postretirement life insurance was accrued over the working lives of those employees expected to qualify for such benefits. The 1991 expense was $112.9 million including multi-employer plans of $7 million.
          During 1992, legislation was enacted to replace the health care plan for certain former mine workers and their dependents with a new multi-employer plan. We estimate that this legislation will increase our annual future cost between $3 and $5 million. Based on the number of participants that have been assigned to us, our estimate of the net present value of the future payments to this fund at December 31, 1993 is $75 million.


K. Stockholder Rights Plan

We have a Stockholder Rights Plan under which holders of Common Stock have rights to purchase a new series of Preference Stock. When exercisable, each right entitles the holder to purchase a hundredth of a share of Series A Junior Participating Preference Stock at an exercise price of $80 per unit. The rights will become exercisable only if a person or group acquires 20% or more of Common Stock or begins a tender offer or exchange offer which would result in that person or group beneficially owning 20% or more of Common Stock. Subsequently, upon the occurrence of certain events, holders of rights will be entitled to purchase Common Stock of Bethlehem or a third-party acquiror worth twice the right's exercise price. Until the rights become exercisable, we will be able to redeem them at one cent per right. The rights expire on October 18, 1998.

L. Stock Options

At December 31, 1993, we had options outstanding under our Stock Option Plans. The 1988 Stock Incentive Plan was approved by our stockholders on April 26, 1988. New options can be granted only under the 1988 Plan, which reserved 3,000,000 shares of Common Stock for such use. At December 31, 1993, options on 60,870 shares of Common Stock were available for granting under the 1988 Plan. The option price is the fair market value of our Common Stock on the date the option is granted. Options issued under the 1988 Plan become exercisable either one or two years after the date granted and expire ten years from the date granted. Exercisable options may be surrendered for the difference between the option price and the fair market value of the Common Stock on the date of surrender. Depending on the circumstances, option holders receive either Common Stock, cash or a combination of Common Stock and cash.
          Changes in options outstanding during 1993 and 1992 under the Plans were as follows:

                             Number of           Option Price
                              Options              or Range
                             ----------           ----------
Balance December 31, 1991     2,542,223           7-3/4 to 27-l/8
Granted                         492,200           14-l/8
Terminated or cancelled        (123,104)          14 to 27-1/8
                              ----------
Balance December 31, 1992     2,911,319           7-3/4 to 27-l/8
Granted                         532,600           19
Terminated or cancelled        (348,102)          8 to 27-1/8
Surrendered or Exercised       (215,902)          7-3/4 to 17-5/8
                              ----------
Balance December 31, 1993     2,879,915           8 to 26-1/8
                              ==========

2,104,465 options outstanding were exercisable at December 31, 1993.

M. Stockholders' Equity

- --------------------------------------------------------------------------------------------------------------------------
                           Preferred Stock    Preference Stock    Common Stock     Common Stock      Additional   Retained
(Shares in thousands       $1.00 Par Value    $1.00 Par Value     $1.00 Par Value  Held in Treasury   Paid-in     Earnings
 and dollars in millions,  Shares   Amount    Shares   Amount     Shares   Amount  Shares    Amount   Capital     (Deficit)
- ---------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1990   6,500    $ 6.5    2,606    $ 2.6      77,864   $77.9   1,997     $59.6    $1,287.7    $ 173.9
Effect of change in
 accounting (Note B)                                                                                                557.0
Net loss for year                                                                                                  (812.7)
Preferred Stock dividends                                                                                 (5.6)     (16.9)
Preference Stock:
  Stock dividend                                129      0.1                                               1.7       (1.8)
  Issued                                        323      0.3                                               4.4
Converted                                      (345)    (0.3)        345     0.3
Common Stock:
  Dividends ($.40 per share)                                                                              (7.6)     (22.8)
  Issued                                                             168     0.2                           0.8
- ---------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1991  6,500       6.5    2,713      2.7      78,377    78.4   1,997      59.6     1,281.4     (123.3)
Net loss for year                                                                                                  (550.3)
Preferred Stock dividends                                                                                (22.5)
Preference Stock:
  Stock dividend                                133       0.1                                             (0.1)
  Issued                                        256       0.3                                              3.3
  Converted                                    (233)     (0.2)       233     0.2
Common Stock:
  Stock acquired                                                                       5       0.1
  Issued                                                          13,901    13.9                         158.7
- --------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1992  6,500      6.5     2,869       2.9     92,511    92.5   2,002      59.7     1,420.8     (673.6)
Net loss for year                                                                                                  (266.3)
Minimum pension
 liability adjustment
 (Note I)                                                                                                (50.0)
Preferred Stock:
  Dividends                                                                                              (36.2)
  Issued                   5,123      5.1                                                                243.2
Preference Stock:
  Stock dividend                                138       0.1                                             (0.1)
  Issued                                        211       0.2                                              3.2
  Converted                                    (407)     (0.4)       407     0.4
Common Stock:
  Stock acquired                                                                       2
  Issued                                                             495     0.5                           7.5
- --------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1993  11,623   $11.6     2,811     $ 2.8     93,413   $93.4   2,004     $59.7    $1,588.4    $(939.9)
==========================================================================================================================


Preferred and Preference Stock issued and outstanding:

- --------------------------------------------------------------------------------------------------------------------------
                                                   December 31
- --------------------------------------------------------------------------------------------------------------------------
(Shares in thousands)                          1993           1992
- --------------------------------------------------------------------------------------------------------------------------
Preferred Stock-Authorized 20,000 shares
$5.00 Cumulative Convertible Preferred Stock   2,500          2,500
$2.50 Cumulative Convertible Preferred Stock   4,000          4,000
$3.50 Cumulative Convertible Preferred Stock   5,123             -
Preference Stock-Authorized 20,000 shares
Series "A" 5% Cumulative Convertible
 Preference Stock                              2,171          2,339
Series "B" 5% Cumulative Convertible
 Preference Stock                                640            529
- --------------------------------------------------------------------------------------------------------------------------

During 1993, we issued 5.1 million shares of $3.50 Cumulative Convertible Preferred Stock for $248 million. Each share is convertible into 2.39 shares of Common Stock, subject to certain events.
          Each share of the $5.00 Cumulative Convertible
Preferred Stock and the $2.50 Cumulative Convertible Preferred Stock issued in 1983 is convertible into 1.77 and .84 shares of Common Stock, respectively, subject to certain events.
          In accordance with our labor agreements, we issue Preference Stock to a trustee under the Employee Investment Program. Series "A" and Series" B" of Preference Stock have a cumulative dividend of 5% per annum payable at our option in cash, Common Stock or additional shares of Preference Stock. Each share of Preference Stock is entitled to vote with Common Stock on all matters and is convertible into one share of Common Stock.
          Under the covenants of our 10-3/8% Senior Notes, we can pay future dividends on our common stock, among certain other restrictions, only if such cumulative dividends do not exceed the aggregate net cash proceeds from the sale of capital stock plus 50% of a consolidated net income and minus 100% of a consolidated net loss since the second quarter of 1993, excluding certain restructuring charges. The amount available at December 31, 1993 under this covenant was $39 million.

N. Quarterly Financial Data (Unaudited)

- --------------------------------------------------------------------------------------------------------------------------
									     					                 1993																				 	 	 1992
- --------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)
- --------------------------------------------------------------------------------------------------------------------------
  								   	     1Q      2Q        3Q      4Q       1Q     2Q        3Q       4Q
- --------------------------------------------------------------------------------------------------------------------------
Net sales       $1,020.4 $1,117.4 $1,055.3 $1,130.3 $995.4 $1,014.3 $1,007.8 $ 990.4
Cost of sales      946.4  1,010.6    924.4    952.8  926.2    965.1    959.4   939.2
Estimated
 restructuring
 losses                -        -        -    350.0       -        -        -      -
- ---------------------------------------------------------------------------------------------------------------------------
Net income (loss)
 as reported       (41.3)    (5.3)    31.2   (251.0) (286.3)   (51.7)   (58.2) (53.1)
Inventory method
 restatement net
 of income taxes
 (Note B)            0.5     (8.3)    (0.5)     8.4   (97.2)(a)  (2.2)    1.5  (3.1)
Net income (loss)
 as restated       (40.8)   (13.6)    30.7   (242.6) (383.5)    (53.9)  (56.7)(56.2)
- ---------------------------------------------------------------------------------------------------------------------------
Per common share
 as reported       (0.54)   (0.18)    0.23    (2.87)  (3.82)    (0.76)  (0.76) (0.65)
Per common share
 restatement
 (Note B)           0.01    (0.09)    (0.01)    0.09   (1.28)(a) (0.03)   0.02  (0.04)
Per common share
 as restated    $  (0.53) $ (0.27) $  0.22  $ (2.78)$ (5.10)  $ (0.79) $(0.74) $0.69)
- ---------------------------------------------------------------------------------------------------------------------------

(a) Includes $90 million ($1.18 per share) for the cumulative effect of changes in accounting.

Report of Independent Accountants

To the Board of Directors and Stockholders of Bethlehem Steel
Corporation

We have audited the accompanying consolidated balance sheets of Bethlehem Steel Corporation and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income and of cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Bethlehem Steel Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.
          As discussed in Note B to the financial statements, the Company changed its methods of accounting for the cost of inventories in 1993 and for income taxes and postretirement benefits other than pensions in 1992.

/s/ Price Waterhouse
    -----------------
    Price Waterhouse

1177 Avenue of the Americas
New York, NY 10036
January 26, 1994


Management Statement on Responsibility for Financial Information

The accompanying consolidated financial statements of Bethlehem Steel Corporation have been prepared in accordance with generally accepted accounting principles. Management has the primary responsibility for the information contained in the financial statements and in other sections of the Annual Report to Stockholders. In preparing the financial statements, management must make estimates and judgments based upon available information. To facilitate this financial reporting, management has communicated to all appropriate employees the requirements for accurate records and accounting.
          Bethlehem maintains a system of internal accounting controls designed to provide reasonable assurance for the safeguarding of assets and the reliability of financial records.
The system is subject to continuous review through a corporate-wide internal audit program with appropriate management follow-up action. Management recognizes the limits that are inherent in all systems of internal accounting control.
Management believes, however, that through the careful selection of employees, the division of responsibilities and the application of formal policies and procedures, Bethlehem has an effective and responsive system of internal accounting controls.
        Bethlehem's independent accountants, Price Waterhouse, examine Bethlehem's financial statements in accordance with generally accepted auditing standards. They express their professional opinion which is shown above. This examination includes evaluating our internal accounting control systems to establish the audit scope, testing our accounting records and transactions and performing such other audit procedures as they deem appropriate.
          The Audit Committee of the Board of Directors is composed of Bethlehem's non-employee directors, who meet at appropriate times and met three times during 1993. The Audit Committee is responsible for recommending to the Board of Directors, subject to approval by the Board and ratification by stockholders, the independent accountants to perform audit and related work for Bethlehem; for reviewing with the independent accountants the scope of their examination of Bethlehem's financial statements; for reviewing with Bethlehem's internal auditors the scope of the plan of audit; for meeting with the independent accountants and Bethlehem's internal auditors to review the results of their audits and Bethlehem's internal accounting controls; and for reviewing other professional services performed for Bethlehem by the independent accountants. From time to time, the Audit Committee meets with the independent accountants and with Bethlehem's internal auditors without members of Bethlehem's management being present. The meetings permit the Audit Committee to have private communications with the independent accountants and the internal auditors about the results of their examinations, their evaluation of Bethlehem's internal accounting controls, the overall quality of Bethlehem's financial reporting and any other appropriate topics.
          Management believes that the system of internal accounting controls, including Bethlehem's Code of Business
Conduct, provides reasonable assurances that (1) business activities are conducted in a manner consistent with Bethlehem's commitment to a high standard of business conduct and (2) Bethlehem's financial accounting system contains the integrity and objectivity necessary to maintain accountability for assets and to prepare Bethlehem's financial statements in accordance with generally accepted accounting principles.



/s/ Curtis H. Barnette                  /s/ Gary L. Millenbruch
- ----------------------                  ------------------------
Curtis H. Barnette                      Gary L. Millenbruch
Chairman                                Chief Financial Officer

Five-Year Financial and Operating Summaries

(Dollars in millions, except per share and average employment cost data)
							                    1993      1992      1991      1990      1989
                         --------  --------  --------  --------  -------
Earnings Statistics
Net sales                $4,323.4  $4,007.9  $4,317.9  $4,899.2  $5,250.9
                         --------  --------  --------  --------  --------
Operating charges:
Employment costs          1,547.1   1,664.0   1,720.8   1,752.0   1,731.6
Materials and services    2,403.9   2,242.0   2,444.3   2,679.3   2,760.1
Depreciation                277.5     261.7     241.4     305.7     325.3
Taxes (other than
 employment and income
 taxes)                      40.1      43.2      51.3      51.3      52.7
Estimated restructuring
 losses                     350.0         -     635.0     550.0     105.0
                         --------  --------  --------  --------  --------
                          4,618.6   4,210.9   5,092.8   5,338.3   4,974.7
                         --------  --------  --------  --------  --------
Income (loss) from
 operations                (295.2)   (203.0)   (774.9)   (439.1)    276.2
Financing income (expense):
Interest and other
 financing costs            (63.2)    (57.2)    (45.5)    (44.1)    (64.7)
Interest and other income      7.1      4.9       9.7      29.9      55.0
Benefit (provision) for
 income taxes                 85.0     45.0      (2.0)     (6.0)    (12.0)
Cumulative effect of changes
 in accounting             						-				(340.0)  				 -									-									-
Net income (loss)   								(266.3)   (550.3)   (812.7)   (459.3)   254.5
Dividends on Preferred and
 Preference Stock  											39.8 					24.3 					24.7 					24.2					26.0
                          --------- ---------  -------- --------- -------
Net income (loss) applicable
 to Common Stock 									$ (306.1) $ (574.6)		$(837.4) $ (483.5) $  228.5
                          ========= =========  ======== ========= ========
Net income (loss) per
 Common share 												$  (3.37) $  (7.01) $ (11.01)			$(6.39) $   3.05
Dividends per Common share  			  -   					 - 			   .40					  .40 					 .20
Dividends paid on Common
 Stock                           -         -      30.4      30.3      15.0
                          --------- --------- ---------   ------- ---------
Balance Sheet Statistics
Cash and cash equivalents  $  228.9  $  208.2 $   83.8     $273.5  $  530.5
Receivables, inventories
 and other current assets   1,362.2   1,261.3  1,454.0    1,494.7   1,465.7
Current liabilities          (914.2)   (893.2)  (931.0)    (831.4)   (838.0)
                           --------- -------- --------- ----------  --------
Working capital            $  676.9  $  576.3 $  606.8   $  936.8  $1,158.2
Current ratio                   1.7       1.6      1.7        2.1       2.4
Property, plant and
 equipment-net             $2,634.3  $2,804.5 $2,864.8   $2,796.4  $2,916.7
Total assets                5,876.7   5,493.0  4,708.3    4,947.1   5,354.3
Total debt and capital
 lease obligations            813.8     796.0    871.2      663.8     724.1
Stockholders' equity          696.6     789.4  1,186.1    2,046.0   2,555.7
Total debt as a percent of
 invested capital              54%       50%      42%        24%       22%
                           --------  -------- --------- ---------  -------

Other Statistics
Capital expenditures       $  327.1  $  328.7 $  563.9   $  488.0    $421.3
Raw steel production
 capability (net tons in
 thousands)                  11,500    16,000   16,000     16,000    16,000
Raw steel production
 (net tons in thousands)     10,303    10,544   10,022     10,924    12,181
Steel products shipped
 (net tons in thousands)      9,016     9,062    8,376      8,865     9,779
Pensioners receiving
 benefits at year end        70,900    70,500   70,200     70,500    70,000
Average number of
 employees receiving pay     20,700    24,900   27,500     29,600    30,500
Common Stock outstanding
 at year end (shares in
 thousands)                  91,409    90,509    76,380    75,867    75,218
Common stockholders at
 year end                    43,000    46,000    50,000    52,000    55,000

                                                              Exhibit (21)



                Subsidiaries of Bethlehem Steel Corporation


            Unless otherwise stated, the following subsidiaries were 100% owned and were consolidated by the Corporation at December 31, 1993.

                                      State or Other Jurisdiction
    Name of Subsidiary                   In Which Incorporated
    -----------------------           ---------------------------
     BethEnergy Mines Inc.*                  West Virginia
     Bethlehem Steel International
       Corporation                           Delaware
     Bethlehem Hibbing Corporation           Minnesota


     * BethEnergy Mines Inc. does business in the Commonwealth of Pennsylvania and the State of West Virginia under the name
       "Bethlehem Mines Corporation".





            The names of other subsidiaries, both consolidated and unconsolidated, have been omitted as these unnamed subsidiaries, considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.
                                                                Exhibit 24


                           POWER OF ATTORNEY

            KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of Bethlehem Steel Corporation, a Delaware corporation, constitutes and appoints Curtis H. Barnette, Gary L. Millenbruch, and Lonnie A. Arnett, and each of them, with full power to act without the others, as his true and lawful attorney-in-fact and agent, with full and several power of substitution, for him and in his name, place and stead, in any and all capacities, to sign Bethlehem Steel Corporation's Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewit including any amendments thereto, with the Securities and Exchange
Commission under the provisions of the Securities and Exchange Act of 1934, as amended, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

            IN WITNESS WHEREOF, the undersigned have hereunto set their hands and seals as of the 24th day of March, 1994.



/s/ Curtis H. Barnette                 /s/ Gary L. Millenbruch
- ------------------------               -------------------------
    Curtis H. Barnette                     Gary L. Millenbruch
    Chairman, Chief Executive Officer      Executive Vice President
    (principal executive officer)          (principal financial officer)
    and Director                           and Director


/s/ Lonnie A. Arnett                   /s/ Harry P. Kamen
- ----------------------------------     --------------------------------
    Lonnie A. Arnett                       Harry P. Kamen, Director
    Vice President and Controller
    (principal accounting officer)


/s/ Benjamin R. Civiletti              /s/ Winthrop Knowlton
- ----------------------------------     --------------------------------
    Benjamin R. Civiletti, Director        Winthrop Knowlton, Director


/s/ Worley H. Clark                    /s/ Robert McClements, Jr.
- ----------------------------------     -------------------------------
    Worley H. Clark, Director              Robert McClements, Jr., Director


/s/ Herman E. Collier, Jr.             /s/ Roger P. Penny
- ----------------------------------     -------------------------------
    Herman E. Collier, Jr., Director       Roger P. Penny, Director


/s/ John B. Curcio                     /s/ Dean P. Phypers
- ----------------------------------     -------------------------------
    John B. Curcio, Director               Dean P. Phypers, Director


/s/ William C. Hittinger               /s/ William A. Pogue
- ----------------------------------     --------------------------------
    William C. Hittinger, Director         William A. Pogue, Director


/s/ Thomas L. Holton
- ----------------------------------
    Thomas L. Holton, Director

                             POWER OF ATTORNEY



              KNOW ALL MEN BY THESE PRESENTS that the undersigned director of Bethlehem Steel Corporation, a Delaware corporation, hereby constitutes and appoints Curtis H. Barnette, Gary L. Millenbruch and Lonnie A. Arnett, and each of them, with full power to act without the others, as his true and lawful attorney-in-fact and agent, with full and several power of substitution, for him and in his name, place and stead, in any and all capacities, to sign Bethlehem Steel Corporation's Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, including any amendments thereto, with the Securities and Exchange Commission under the provisions of the Securities and Exchange Act of 1934, as amended, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitutes, may lawfully do or cause to be done by virtue thereof.


              IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal as of the 24th day of March, 1994.



                                               /s/ John F. Ruffle
                                               -------------------------
                                                   John F. Ruffle, Director