Form 10-Q
period 1994-03-31
BETHLEHEM STEEL CORP /DE/
filed 1994-05-09
CIK 11860

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For Quarter Ended March 31, 1994
                Commission file number 1-1941

                 BETHLEHEM STEEL CORPORATION
      (Exact name of registrant as specified in its charter)


      DELAWARE
(State of incorporation)                  24-0526133
                                        (I.R.S. Employer
                                         Identification No.)

1170 Eighth Avenue
BETHLEHEM, PENNSYLVANIA                    18016-7699
(Address of principal                      (Zip Code)
executive offices)

Registrant's telephone number, including area code:
(610) 694-2424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

Number of Shares of Common Stock Outstanding as of May 6,
1994: 109,048,327

   BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   INDEX

                                                     Page No.
PART I.  Financial Information

Consolidated Statements of Income-
   Three Months Ended March 31, 1994
   and 1993 (unaudited). . . . . . . . . . . . . . .     2

Consolidated Balance Sheets-
   March 31, 1994 (unaudited), December 31, 1993
   and March 31, 1993 (unaudited). . . . . . . . . .     3

Consolidated Statements of Cash Flows-
   Three Months Ended March 31, 1994 and
   1993 (unaudited). . . . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements . . . . .     5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . .     6


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . .    10

   Item 4.  Submission of Matters to a
            Vote of Security Holders . . . . . . . .    10

   Item 6.  Exhibits and Reports on Form 8-K . . . .    12


Signatures . . . . . . . . . . . . . . . . . . . . .    13

                           Bethlehem Steel Corporation

                      CONSOLIDATED  STATEMENTS  OF  INCOME
             (dollars and shares in millions, except per share data)
                                   (unaudited)


                                                         Three Months Ended
                                                              March 31
                                                         -------------------
                                                          1994         1993
                                                          ----         ----

Net Sales                                               $1,131.2     $1,020.4
                                                        --------     --------

Costs and Expenses:
 Cost of sales                                           1,005.2        946.4
 Depreciation                                               65.5         66.4
 Selling, administration and general expense                34.4         40.0
                                                        --------     --------
Total Costs and Expenses                                 1,105.1      1,052.8
                                                        --------     --------
Income (Loss) from Operations                               26.1        (32.4)

Financing Income (Expense):
 Interest and other financing costs                        (13.6)       (16.5)
 Interest and other income                                   1.9          1.6
                                                        --------     --------
Income (Loss) before Income Taxes                           14.4        (47.3)

Benefit (Provision) for Income Taxes                        (1.5)         6.5
                                                        --------     --------
Net Income (Loss)                                           12.9        (40.8)

Dividends on Preferred and Preference Stock                 10.8          7.5
                                                        --------     --------
Net Income (Loss) Applicable to Common Stock            $    2.1     $  (48.3)
                                                        ========     =========

Net Income (Loss) per Common Share                      $   0.02     $  (0.53)

Average Primary Shares Outstanding                          95.1         90.6















The accompanying Notes are an integral part of the Consolidated Financial Statements.

                           Bethlehem  Steel  Corporation
                           CONSOLIDATED  BALANCE  SHEETS
                               (dollars in millions)

                                      ASSETS
                                              March 31   December 31  March 31
                                               1994        1993        1993
                                           (unaudited)             (unaudited)
                                           -----------   ---------- ----------
Current Assets:
  Cash and cash equivalents                $   206.3   $   228.9   $   190.3
  Receivables, less allowances                 471.0       503.2       462.7
  Inventories:
    Raw materials                              309.9       341.9       342.4
    Finished and semifinished                  542.1       494.8       448.8
    Contract work-in-progress, less
    billings                                    22.2        15.8        26.2
                                            --------    --------   ---------
                                               874.2       852.5       817.4
  Other current assets                           6.9         6.5        10.6
                                            --------    --------   ---------
Total Current Assets                         1,558.4     1,591.1     1,481.0
Investments and Miscellaneous Assets           118.3       124.0       153.8
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,087.2, $4,107.0 and $4,311.3            2,631.0     2,634.3     2,793.5
Deferred Income Tax Asset - net                926.2       926.7       836.2
Intangible Asset - Pensions                    583.9       600.6       224.5
                                           ---------   ---------   ---------
Total Assets                               $ 5,817.8   $ 5,876.7   $ 5,489.0
                                           =========   =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   405.1   $   360.9   $   348.8
  Accrued employment costs                     267.3       262.4       255.9
  Accrued taxes                                 62.4        65.4        57.5
  Debt and capital lease obligations            95.0        95.5        82.2
  Other current liabilities                    112.7       130.0       119.7
                                           ---------    --------   ---------
Total Current Liabilities                      942.5       914.2       864.1
Pension Liability                            1,253.9     1,613.6     1,077.8
Postretirement Benefits Other Than
  Pensions                                   1,451.5     1,448.3     1,429.1
Long-term Debt and Capital Lease
  Obligations                                  696.3       718.3       670.4
Other Long-term Liabilities                    419.9       485.7       459.0
Stockholders' Equity:
  Preferred Stock                               11.6        11.6        11.6
  Preference Stock                               2.7         2.8         2.7
  Common Stock  (Note 2)                       110.9        93.4        92.6
  Common Stock held in treasury at cost        (59.5)      (59.7)      (59.7)
  Additional paid-in capital                 1,915.1     1,588.4     1,655.8
  Retained deficit                            (927.1)     (939.9)     (714.4)
                                           ---------   ---------   ---------
Total Stockholders' Equity                   1,053.7       696.6       988.6
                                           ---------   ---------   ---------
Total Liabilities and Stockholders' Equity $ 5,817.8   $ 5,876.7   $ 5,489.0
                                           =========   =========   =========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

       5                   Bethlehem  Steel  Corporation
                     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                               (dollars in millions)
                                    (unaudited)
                                                         Three Months Ended
                                                               March 31
                                                         ------------------
                                                          1994         1993
                                                          ----         ----
Operating Activities:
   Net income (loss)                                   $   12.9     $  (40.8)
   Adjustments for items not affecting cash
      from operating activities:
      Depreciation                                         65.5         66.4
      Deferred Income Taxes                                 0.5         (7.0)
      Other - net                                           2.9          0.5
   Working capital (excluding financing and
      investing activities):
      Receivables                                          32.2        (59.4)
      Inventories                                         (21.7)        35.1
      Accounts payable                                     44.8        (20.6)
      Employment costs and other                          (16.0)       (31.1)
   Other - net                                              4.5          8.4
                                                       --------     --------
Cash Provided from (Used for)
   Operating Activities                                   125.6        (48.5)
                                                       --------     --------

Investing Activities:
   Capital expenditures                                  (118.8)       (61.9)
   Cash proceeds from sale of businesses
      and assets                                            2.1          3.5
   Other - net                                              3.5         (1.9)
                                                       --------     --------
Cash Used for Investing Activities                       (113.2)       (60.3)
                                                       --------     --------
Financing Activities:
   Pension expense                                         55.9         52.1
   Pension funding                                       (406.0)      (149.1)
   Revolving and other credit borrowings
      (payments) - net                                      -          (55.0)
   Long-term debt and capital lease borrowings              6.5         27.3
   Long-term debt and capital lease payments              (29.0)       (15.9)
   Restructured facilities payments                        (7.6)       (11.3)
   Preferred stock issued                                   -          248.4
   Common stock issued                                    355.3          -
   Cash dividends paid                                    (10.1)        (5.6)
                                                       --------     --------
Cash (Used for) Provided from
   Financing Activities                                   (35.0)        90.9
                                                       --------     --------
Net Decrease in Cash and Cash Equivalents                 (22.6)       (17.9)
Cash and Cash Equivalent- Beginning of Period             228.9        208.2
                                                       --------     --------
                        - End of Period                $  206.3     $  190.3
                                                       ========     ========
Supplemental Cash Payment Information:
   Interest, net of amount capitalized                 $   18.7     $   19.5
   Income taxes                                        $    0.1     $    5.6

The accompanying Notes are an integral part of the Consolidated Financial Statements.

       6      NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS

1.     Segment Results (dollars in millions):

                                                 (unaudited)

                             1994                         1993
                           --------  -----------------------------------------
                             First     Fourth      Third     Second      First
                            Quarter    Quarter    Quarter    Quarter   Quarter
                           --------  -----------------------------------------
Net Sales:
 Basic Steel Operations   $ 1,125.7  $ 1,112.2  $ 1,029.3  $ 1,077.3 $1,000.4
 Steel Related Operations      10.1       21.7       29.8       43.3     24.8
 Eliminations                  (4.6)      (3.6)      (3.8)      (3.)     (4.8)
                          ---------  ---------  ---------  --------  --------

 Total                    $ 1,131.2  $ 1,130.3  $ 1,055.3  $ 1,117.4 $1,020.4
                          =========  =========  =========  ========= ========

Operating Income (Loss):
 Basic Steel Operations   $    35.8  $  (278.7)*$    32.0  $     1.4  $ (28.3)
 Steel Related Operations      (9.7)      (5.2)      (8.6)      (3.7)    (4.1)
                          ---------  ---------  ---------  ---------  --------
 Total                    $    26.1  $  (283.9) $    23.4  $    (2.3) $ (32.4)
                          =========  =========  =========  =========  ========
Shipments
 (thousands of net tons):
 Basic Steel Operations       2,290      2,328      2,160      2,290    2,219
                          =========  =========  =========  =========  ========
Raw Steel Production
 (thousands of net tons):
 Basic Steel Operations       2,474      2,691      2,629      2,511    2,447
                          =========  =========  =========  =========  ========

 * Operating income for the Basic Steel segment was $76.4 million, excluding the $350 million charge ($290 million after tax) recorded in the fourth quarter of 1993. The restructuring loss was principally for a revised modernization plan for our Bethlehem Structural Products subsidiary and for the book value of the idled coke plant at our Sparrows Point Division.


2. In March 1994, we completed a public offering of 17,250,000 shares of Common Stock, realizing net proceeds of approximately $355 million. The proceeds, which were contributed to our pension fund, will reduce annual pension expense, reduce required annual pension funding, provide flexibility regarding future annual funding and improve our financial position and capital structure.


3. The Consolidated Financial Statements as of and for the three month periods ended March 31, 1994 and 1993 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.


4. These Consolidated Financial Statements should be read together with the 1993 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                MANAGEMENT'S DISCUSSION AND
  ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Review of Results:

First Quarter 1994 - First Quarter 1993

     Bethlehem reported net income of $13 million, or $.02 per common share, for the first quarter of 1994, an improvement of $54 million over the net loss of $41 million, or $.53 per common share, for the first quarter of 1993. Net sales for the first quarter of 1994 increased 11% to $1,131 million from $1,020 million for the year earlier period.

     The improvements in results for the first quarter of 1994 compared to the year earlier period are primarily due to strengthened steel demand from the automotive, machinery and light construction markets and higher realized steel prices for hot rolled, cold rolled, coated sheet and plate products.

     First quarter 1994 operating results were reduced by about $20 million as a result of severe winter weather conditions that adversely affected operations. This unusually harsh winter weather resulted in lower productivity, higher costs for energy, increased repair, maintenance and transportation costs, and reduced shipments. The reduced shipments are expected to be made up during the remainder of 1994. Bethlehem also incurred approximately $10 million in increased operating costs during the first quarter of 1994 due to blast furnace operating problems (which have now been resolved) at Bethlehem Structural Products Corporation. Employment costs were also about $15 million higher during the quarter as a result of new labor agreements entered into in 1993 and the effect that lower year-end interest rates have on Bethlehem's 1994 pension expense. In addition, the Burns Harbor Division incurred higher coke costs during the first quarter in connection with the rebuild of a coke oven battery which is scheduled for completion in early 1995. Primarily as a result of these increased costs, which were partially offset by higher realized steel prices, first quarter 1994 net income was approximately $35 million lower than fourth quarter 1993 net income of $47 million, excluding restructuring charges.


Segment Results

     Basic Steel Operations. The Basic Steel Operations segment reported income from operations of $36 million for the first quarter of 1994 compared to a loss from operations of $28 million for the first quarter of 1993. The substantially improved operating results of this segment compared to the year earlier period was due to strong demand and higher prices for flat rolled products at the Burns Harbor and Sparrows Point Divisions. This improvement was partially offset by the increased operating costs discussed above.

     During the first quarter, the Burns Harbor Division became the second integrated steel producer in the nation to become certified to the internationally recognized ISO 9002 quality standard, following certification of the Sparrows Point Division to this standard in 1993.

     First quarter 1994 operating results for Bethlehem
Structural Products Corporation were worse than in the first quarter of 1993 primarily due to higher costs and lower shipments resulting from blast furnace operating problems, severe winter weather conditions and reduced demand for heavy structural shapes.

     First quarter 1994 operating results were also worse for Pennsylvania Steel Technologies ("PST") compared to the year earlier period primarily because of production outages and higher costs arising from the severe winter weather and increased prices for scrap for its electric furnace. Work is nearing completion on PST's modernization program to establish it as the low cost North American producer of high quality railroad rails and specialty blooms. PST expects to commence producing premium head hardened rails in September 1994.

     Steel Related Operations. The Steel Related Operations segment had losses from operations of $10 million for the first quarter of 1994 compared to losses from operations of $4 million for the first quarter of 1993. Losses at the BethShip Division increased compared to the year earlier period due to a weak market and weather related costs. BethForge, Inc. and the CENTEC joint venture continued to experience losses in the first quarter of 1994.


Liquidity

     Cash and cash equivalents were $206 million at March 31, 1994 compared to $229 million at December 31, 1993 and $190 million at March 31, 1993. Cash provided from operating activities was $126 million for the first quarter of 1994 compared to cash used for operating activities of $49 million in the first quarter of 1993. Significant uses of cash during the first quarter of 1994 included capital expenditures, pension funding and debt repayments.

     At March 31, 1994, no amounts were outstanding under Bethlehem's 1992 revolving credit agreement and $106 million was used for letters of credit, leaving $294 million available for borrowing under such agreement. Bethlehem's accounts receivable and inventories are pledged as collateral under the 1992 agreement.

     During March, Bethlehem completed a public offering of 17.25 million shares of Common Stock. Bethlehem contributed the net proceeds of $355 million together with additional amounts to its pension fund for a total of $406 million during the first quarter. As a result, Bethlehem's unfunded pension liability was reduced to approximately $1,254 million at March 31, 1994 compared to $1,614 million at December 31, 1993.

     Debt and capital lease obligations totalling $29 million were repaid during the first quarter of 1994. In addition to pension funding and capital expenditures, major uses of cash during the remainder of 1994 include the repayment of approximately $66 million of debt and capital lease obligations. Bethlehem expects to maintain an adequate level of liquidity throughout 1994 from cash flow from operations, reductions in working capital and available borrowings under its 1992 revolving credit agreement.

                          Capital Expenditures

     Capital expenditures were $119 million during the first quarter of 1994 compared to $62 million during the first quarter of 1993. Capital expenditures for the year 1994 are currently estimated to be approximately $450 million compared to $327 million in 1993. The increase in capital expenditures in 1994 is principally due to projects underway at Burns Harbor. Work is progressing on the rebuild of a coke oven battery which is expected to resume operation in early 1995. During the coke oven rebuild, Burns Harbor's coke needs are being supplied by other Bethlehem coke operations and from commercial sources. Construction is also proceeding on a new coal injection facility which is scheduled for completion in early 1995, and one of Burns Harbor's two blast furnaces will be relined during the third quarter of this year. Operating costs per ton will be higher at Burns Harbor while these projects are underway, due primarily to lower steel production and increased costs for purchased coke and semifinished steel.

     As previously discussed, work is nearing completion on PST's modernization program. The program includes the installation of state-of-the-art steelmaking facilities, including a new DC electric arc furnace, a ladle refining furnace and a vacuum degassing unit. PST expects to commence producing premium head hardened rails in September 1994.


Double G Coatings

     Bethlehem is participating in a joint venture known as Double G Coatings Company, L.P., which is building a 270,000 ton per year sheet coating line near Jackson, Mississippi. The new line will produce galvanized and Galvalume coated sheets primarily for the construction market. The Sparrows Point Division will provide cold rolled coils for approximately half of Double G's annual capacity and will be responsible for marketing its share of the finished product. Production on the new line is scheduled to start-up in May.


Dividends

     On April 27, 1994, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable June 10, 1994 to holders of record on May 10, 1994. No dividend was declared on Bethlehem's Common Stock.

     On April 1, 1994, Bethlehem paid the annual dividend of its Series A and Series B Employee Stock Ownership Plan Convertible
Preference Stock in additional shares of Series A and Series B
Preference Stock having an aggregate stated value of approximately $4.7 million.


Outlook

     Despite weather related costs and blast furnace operating problems during the first quarter and additional costs in connection with capital projects underway at Burns Harbor, Bethlehem's first quarter 1994 net income marks the third consecutive quarterly profit for Bethlehem, excluding restructuring charges in the fourth quarter 1993. With the harsh winter behind us, Bethlehem expects that its second quarter results will improve over the first quarter. Demand for sheet and plate products remains strong. The economy and steel markets are expected to show continued strength for the balance of the year, although the rate of growth is likely to moderate in the second half. Industry shipments are estimated to be 89 million tons in 1994.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

          Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at March 31, 1994.

          The following previously reported legal proceeding had developments during the first quarter of 1994:

          On December 30, 1993, the United States Environmental Protection Agency (the "EPA") sent Bethlehem a letter alleging that Bethlehem was in violation of the Partial Consent Decree entered on May 20, 1991, between Bethlehem and the United States concerning alleged violations of the Clean Air Act at the Burns Harbor Division. The letter alleges that Bethlehem violated the door emission limits stated in the Decree for coke oven battery number 2 located at the facility at various times from October 1991 through September 1993 and demands payment of a stipulated penalty. On January 18, 1994, Bethlehem and the EPA met to discuss the demand letter and associated issues concerning future compliance with the Decree. At the meeting, Bethlehem provided the EPA with additional information related to the penalty demand. On March 15, 1994, the EPA adjusted its penalty demand and the matter was closed by Bethlehem's payment of a penalty of $306,250 on April 6, 1994.


Item 4.  Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of the Stockholders of Bethlehem was held on April 26, 1994.

          The following nominees for director named in the Proxy
Statement dated March 16, 1994 were elected at the Meeting by the votes indicates:

                                      For                Withheld

         Curtis H. Barnette         78,505,097           236,655
         Benjamin R. Civiletti      78,511,429           230,323
         Worley H. Clark            78,533,352           208,400
         Herman E. Collier, Jr.     78,522,658           219,094
         John B. Curcio             78,393,268           348,484
         William C. Hittinger       78,484,562           257,190
         Thomas L. Holton           78,517,093           224,659
         Lewis B. Kaden             78,540,784           200,968
         Harry P. Kamen             78,526,912           214,840
         Winthrop Knowlton          78,534,948           206,804
         Robert McClements, Jr.     78,534,137           207,615
         Gary L. Millenbruch        78,509,108           232,644
         Roger P. Penny             78,388,409           353,343
         Dean P. Phypers            78,523,631           218,121
         William A. Pogue           78,521,691           220,061
         John F. Ruffle             78,550,158           191,594

The votes in favor of the election of the nominees represent at least 83.2% of the shares voted for each of the nominees.

          Ratification of the appointment of Independent
Accountants was approved by the following vote:

                           For        Against   Abstentions

    Number of Shares   77,737,649     398,352     605,751

    Stockholders approved the 1994 Stock Incentive Plan by the following vote:

                           For        Against   Abstentions

     Number of Shares  70,159,503    8,182,960    399,289

    Stockholders approved the 1994 Non-Employee Directors
Stock Plan of Bethlehem Steel Corporation by the following vote:

                           For        Against   Abstentions

     Number of Shares   71,904,859   6,363,328   473,565

    There were no broker non-votes with respect to any of these routine matters voted upon at the Meeting.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          The following is an index of the exhibits included in this Report on Form 10-Q:

          3.   Second Restated Certificate of Incorporation of
               Bethlehem Steel Corporation.

          11. Statement regarding computation of per share earnings.

     (b)  Reports on Form 8-K.

          Bethlehem filed a Current Report on Form 8-K, dated
     April 26, 1994, with the Securities and Exchange Commission reporting the announcement of its financial results for the first quarter of 1994.

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


                                  Bethlehem Steel Corporation
                                        (Registrant)
                                  by


                                  /s/ L. A. Arnett
                                 ______________________
                                 L. A. Arnett
                                  Vice President and
                                  Controller (principal
                                  accounting officer)

Date:  May 9, 1994

                                   EXHIBIT INDEX

         The following is an index of the exhibits included in this Report:


Item                                                     Sequential
No.                         Exhibit                      Page Number


3           Second Restated Certificate of
            Incorporation of Bethlehem
            Steel Corporation


11          Statement Regarding Computation
            of Per Share Earnings

                                                            EXHIBIT (3)














                               SECOND

                RESTATED CERTIFICATE OF INCORPORATION

                                 OF

                     BETHLEHEM STEEL CORPORATION

                               SECOND

                RESTATED CERTIFICATE OF INCORPORATION

                                 OF

                     BETHLEHEM STEEL CORPORATION

     Bethlehem Steel Corporation, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, does hereby certify that:

     1. The name of the Corporation is BETHLEHEM STEEL CORPORATION. The Corporation was originally incorporated under the name Redington Standard Fittings Company by filing its Certificate of Incorporation with the Secretary of State of Delaware on July 1, 1919.

     2. This Second Restated Certificate of Incorporation only restates and integrates and does not further amend the provisions of the Corporation's restated certificate of incorporation as previously amended and supplemented, and there is no discrepancy between those provisions and the provisions of this Second Restated Certificate of Incorporation.

     3. This Second Restated Certificate of Incorporation of the Corporation has been duly adopted in accordance with Section 242 of the General Corporation Law of the State of Delaware.

     4. The text of the Restated Certificate of Incorporation of Bethlehem Steel Corporation, as previously amended and supplemented, is hereby restated in full as follows:

     FIRST. The name of the Corporation (which is hereinafter referred to as the "Corporation") is BETHLEHEM STEEL CORPORATION.

     SECOND. The address of the registered office of the Corporation in the State of Delaware is 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of the Corporation's registered agent at such address is The Corporation Trust Company.

     THIRD. The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

     FOURTH. The total number of shares of all classes of stock which the Corporation shall have authority to issue is one hundred ninety million (190,000,000), of which (i) twenty million (20,000,000) shares are to be Preferred Stock (hereinafter called the "Preferred Stock"), of the par value of one dollar ($1) each; (ii) twenty million (20,000,000) shares are to be Preference Stock (hereinafter called the "Preference Stock"), of the par value of one dollar ($1) each; and (iii) one hundred fifty million (150,000,000) shares are to be Common Stock (hereinafter called the "Common Stock"), of the par value of one dollar ($1) each.

     The designations and the powers, preferences and rights, and the qualifications, limitations or restrictions thereof, of each class of stock of the Corporation which are fixed by this Second Restated Certificate of Incorporation, and the express grant of authority to the Board of Directors to fix by resolution or resolutions the designations, and the powers, preferences and rights, and the qualifications, limitations or restrictions thereof, of the Preferred Stock and the Preference Stock which are not fixed by this Second Restated Certificate of Incorporation, are as follows:

     1. The Preferred Stock may be issued from time to time in any amount, not exceeding in the aggregate, including all shares theretofore issued and then outstanding of any and all series thereof, the total number of shares of the Preferred Stock hereinabove authorized, as Preferred Stock of one or more series, as hereinafter provided. All shares of any one series of the Preferred Stock shall be identical in all respects, each series thereof shall be distinctively designated by letter or descriptive words and, except as permitted by the provisions of this Article Fourth, all series of the Preferred Stock shall rank equally and be identical in all respects.

     2. Authority is hereby expressly granted to the Board of Directors from time to time to issue the Preferred Stock as Preferred Stock of any series and in connection with the creation of each such series to fix by the resolution or resolutions providing for the issue of shares thereof the designations and powers, preferences and rights, and the qualifications, limitations or restrictions thereof, of such series, to the full extent now or hereafter permitted by the laws of the State of Delaware, in respect of the matters set forth in the following subdivisions (a) to (g), inclusive:

          (a) the designation of such series;

          (b) the dividend rate of such series;

          (c) the date or dates upon or after which the shares of such series shall be subject to redemption at the election of the Corporation and the redemption price or prices per share of such series on such redemption;

          (d) the preference of the shares of such series over the Preference Stock and the Common Stock as to assets in the event of any liquidation, dissolution or winding up of the Corporation;

          (e) whether or not the shares of such series shall be entitled to the benefit of a sinking fund or purchase fund to be applied to the redemption or purchase of such series and, if so entitled, the amount of such fund and the manner of its application;

          (f) whether or not the shares of such series shall be convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same class or of any series of any other class or classes of stock of the Corporation and, if so convertible or exchangeable, the conversion price or prices or rate or rates, or the rate or rates of exchange, and the adjustments, if any, in the price or prices or rate or rates at which such conversion or exchange may be made; and

          (g) whether the holders of shares of such series shall have voting powers in addition to the voting powers provided for in Section 6 of this Article Fourth and, if they are to have such additional voting powers, the extent thereof.

     3. The powers, preferences and rights, and the qualifications, limitations and restrictions thereof, applicable to the Preferred Stock of all series are as follows:

          (a) Out of the surplus or net profits of the Corporation legally available for dividends the holders of the Preferred Stock of each series shall be entitled to receive, when and as declared by the Board of Directors, dividends at the per annum rate determined as in this Article Fourth provided for such series, and no more, payable quarterly on the tenth days of March, June, September and December in each year (each such day being hereinafter called a "dividend date" and each quarterly period ending with a dividend date being hereinafter called a "dividend period"), in each case from the date of cumulation, as hereinafter in subdivision (e) of this Section 3 defined, of such series (provided, however, that, if the date of cumulation of such series shall be a date less than thirty (30) days prior to a dividend date, the dividend that would otherwise be payable on such dividend date shall be payable on the next succeeding dividend date), before any sum or sums shall be set aside pursuant to subdivisions (b) or (f) of this Section 3 for the purchase or redemption of Preferred Stock of any series and before any dividend shall be declared or paid upon or set apart for, or any other distribution shall be ordered or made in respect of, or any payment shall be made on account of the purchase or redemption of, the Preference Stock or the Common Stock; and such dividends upon the Preferred Stock shall be cumulative (whether or not in any dividend period or periods there shall be surplus or net profits of the Corporation legally available for the payment of such dividends), so that, if at any time dividends upon the outstanding Preferred Stock of all series at the respective per annum rates determined as hereinabove specified for such series from the date of cumulation of each such series to the end of the then current dividend period shall not have been paid or declared and a sum sufficient for the payment thereof set apart for such payment, the amount of the deficiency shall be fully paid, but without interest, or dividends in such amount declared on each such series and a sum sufficient for the payment thereof set apart for such payment, before any sum or sums shall be set aside pursuant to subdivisions (b) or (f) of this Section 3 for the purchase or redemption of Preferred Stock of any series and before any dividend shall be declared or paid upon or set apart for, or any other distribution shall be ordered or made in respect of, or any payment shall be made on account of the purchase or redemption of, the Preference Stock or the Common Stock.

     All dividends declared on the Preferred Stock for any dividend period shall be declared pro rata so that the amounts of dividends per share declared for such period on the Preferred Stock of different series that shall have been outstanding during such period shall in all cases bear to each other the same proportions that the respective dividend rates of such series for such period shall bear to each other.

          (b) Out of any surplus or net profits of the Corporation legally available for dividends remaining after full cumulative dividends upon the Preferred Stock of all series then outstanding shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring and setting apart for payment, full dividends on the Preferred Stock of all series then outstanding to the end of the then current dividend period and before any dividends shall be declared or paid upon or set apart for, or any other distribution shall be ordered or made in respect of, or any payment shall be made on account of the purchase or redemption of, the Preference Stock or the Common Stock, the Corporation shall set aside on its books when and as required, in respect of each series of the Preferred Stock any shares of which shall at the time be outstanding and in respect of which a sinking fund or purchase fund for the redemption or purchase thereof shall have been provided for in the resolution or resolutions providing for the issue of such shares, the sum or sums required by the terms of such resolution or resolutions as a sinking fund or purchase fund to be applied in the manner specified above.

          (c) Out of any surplus or net profits of the Corporation legally available for dividends remaining after full cumulative dividends upon the Preferred Stock of all series then outstanding shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring and setting apart for payment, full dividends on the Preferred Stock of all series then outstanding to the end of the then current dividend period and after the Corporation shall have complied with the provisions of the foregoing subdivision (b) of this Section 3 in respect of any and all amounts then or theretofore required to be set aside or applied in respect of any sinking fund or purchase fund mentioned in said subdivision (b) and shall have made provision for compliance with said subdivision (b) in respect of the current sinking fund or purchase fund period for each series of Preferred Stock then outstanding and entitled to the benefit of a sinking fund or purchase fund, then and not otherwise, the holders of the Preference Stock and the Common Stock shall, subject to the provisions hereof, be entitled to receive such dividends as may from time to time be declared by the Board of Directors.

          (d) The Preferred Stock of all series shall be preferred over the Preference Stock and the Common Stock as to assets in the event of any liquidation or dissolution or winding up of the Corporation, and in that event the holders of the Preferred Stock of each series shall be entitled to receive, out of the assets of the Corporation available for distribution to its stockholders, an amount determined as provided in this Article Fourth for every share of their holdings of the Preferred Stock of such series before any distribution of the assets shall be made to the holders of the Preference Stock or the Common Stock; and, if in the event of any such liquidation or dissolution or winding up the holders of all series of the Preferred Stock shall have received all the amounts to which they shall be entitled as aforesaid, the holders of the Preference Stock and the Common Stock shall be entitled, to the exclusion of the holders of the Preferred Stock of all series, to share ratably in all the assets of the Corporation available for distribution to the stockholders then remaining according to the number of shares and terms of the Preference Stock and the Common Stock held by them respectively. If upon any liquidation or dissolution or winding up of the Corporation the amounts payable on or with respect to the Preferred Stock of all series shall not be paid in full, the holders of the shares of the Preferred Stock of all series shall share ratably in any distribution of assets according to the respective amounts which would be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to the Preferred Stock of all series were to be paid in full.

          (e) The term "date of cumulation" as used in this Article Fourth with reference to the Preferred Stock of any series shall be deemed to mean the date on which shares of the Preferred Stock of such series shall first be issued (or such later date if so established in the resolution or resolutions authorizing such series).

     In the event of the issue of additional shares of the Preferred Stock of any then existing series, all dividends paid on the Preferred Stock of such series prior to the issue of such additional shares, and all dividends declared and payable to holders of record of the Preferred Stock of such series on any date prior to the issue of such additional shares, shall be deemed to have been paid on such additional shares.

             (f) All the Preferred Stock, or any series thereof, or any part of any series thereof, at any time outstanding may be redeemed by the Corporation (except as otherwise provided by the Board of Directors in accordance with Section 2 of this Article Fourth), at its election expressed by resolution of the Board of Directors, upon not less than thirty (30) days previous notice to the holders of record of the Preferred Stock to be redeemed, given by mail or by publication in such manner as may be prescribed by resolution of the Board of Directors, at the applicable redemption price, determined as provided in this Article Fourth, of the Preferred Stock to be redeemed; provided, however, that Preferred Stock may be redeemed only after full cumulative dividends upon the Preferred Stock of all series then outstanding shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring and setting apart for payment, full dividends on the Preferred Stock of all series then outstanding (except the shares of the Preferred Stock to be redeemed) to the end of the current dividend period. If less than all the outstanding Preferred Stock of any series is to be redeemed, the redemption may be made either by lot or pro rata or in such fair and equitable other manner as may be prescribed by resolution of the Board of Directors. From and after the date fixed in any such notice as the date of redemption (unless default shall be made by the Corporation in providing moneys for the payment of the redemption price pursuant to such notice), or, if the Corporation shall so elect, from and after a date (hereinafter called the date of deposit), prior to the date fixed as the date of redemption, on which the Corporation shall provide moneys for the payment of the redemption price by depositing amount thereof for the account of the holders of the Preferred Stock entitled thereto with a bank or trust company doing business in the Borough of Manhattan, in The City of New York, and having capital and surplus of at least ten million dollars ($10,000,000) pursuant to notice of such election included in the notice of redemption specifying the date on which such deposit will made, all dividends on the Preferred Stock called for redemption shall cease to accrue and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the redemption price as hereinafter provided and, in the case of such deposit, any conversion rights not theretofore expired, shall cease and terminate. After the deposit of such amount with such bank or trust company, the respective holders of record of the Preferred Stock to be redeemed shall be entitled to receive the redemption price at any time upon actual delivery to such bank or trust company of certificates for the number of shares to be redeemed, duly endorsed in blank or accompanied by proper instruments of assignment and transfer thereof duly endorsed in blank. Any moneys so deposited which shall remain unclaimed by the holders of such Preferred Stock at the end of six (6) years after the redemption date, together with any interest thereon which shall be allowed by the bank or trust company with which the deposit shall have been made, shall be paid by such bank or trust company to the Corporation. Preferred Stock redeemed pursuant to the provisions of this subdivision shall have the status of authorized but unissued Preferred Stock.

          (g) So long as any shares of the Preferred Stock of any series shall be outstanding, (i) the Corporation shall not, without the affirmative vote or written consent of the holders of two-thirds of the aggregate number of shares of the Preferred Stock of all series at the time outstanding, considered as a class without regard to series,

                (A) alter or change the powers, preferences or rights given to the Preferred Stock by this Second Restated Certificate of Incorporation, so as to affect the Preferred Stock adversely, or

                (B) authorize or create any class of stock ranking, either as to payment of dividends or distribution of assets, prior to the Preferred Stock; and

(ii) the Corporation shall not, without the affirmative vote or written consent of the holders of a majority of the aggregate number of shares of the Preferred Stock of all series at the time outstanding, considered as a class without regard to series, increase the authorized amount of the Preferred Stock or authorize or create any class of stock ranking, either as to payment of dividends or distribution of assets, on a parity with the Preferred Stock.

     4. The Preference Stock may be issued from time to time in any amount, not exceeding in the aggregate, including all shares theretofore issued and then outstanding of any and all series thereof, the total number of shares of the Preference Stock hereinabove authorized, as Preference Stock of one or more series, as hereinafter provided. All shares of any one series of the Preference Stock shall be identical in all respects, except that shares of any one series providing for cumulative dividends issued at different times may differ as to the dates from which dividends shall be cumulative, and each series thereof shall be distinctively designated by letter or descriptive words. If any of the Preference Stock shall be subject to redemption, any redeemed Preference Stock shall have the status of authorized but unissued Preference Stock unless the Board of Directors otherwise determines in connection with the issuance or redemption of such Preference Stock.

     5. All series of the Preferred Stock shall have preference and priority over all series of the Preference Stock in the payment of dividends and in the distribution of assets in the event of any liquidation, dissolution or winding up of the Corporation and the Preference Stock shall be subject to all the powers, preferences and rights of the Preferred Stock as shall be set forth herein and in the resolution or resolutions fixing the terms of each series of Preferred Stock adopted by the Board of Directors of this Corporation pursuant to Section 2 of this Article Fourth. Subject to the foregoing, authority is hereby expressly granted to the Board of Directors from time to time to issue the Preference Stock as Preference Stock of any series and in connection with the creation of each such series to fix by the resolution or resolutions providing for the issue of shares thereof the designations and the powers, preferences and rights, and the qualifications, limitations or restrictions thereof, of such series, to the full extent now or hereafter permitted by the laws of the State of Delaware, including, without limitation, the matters set forth in the following subdivisions (a) to (h), inclusive:

          (a) the designation of such series;

          (b) the amount and timing of the declaration and payment of dividends, if any (including any dividends which may be determined from time to time at the discretion of the Board of Directors), which shall be payable on the shares of such series, whether the dividends, if any, of such series shall be cumulative and, if so, the date from which they shall be cumulative, and any preferences as to dividends of the shares of such series over the Common Stock or over any other series of Preference Stock;

          (c) whether or not the shares of such series shall be subject to redemption and, if so, the date or dates upon or after which the shares of such series shall be subject to redemption at the election of the Corporation, the redemption price or prices per share of such series on such redemption and any other terms or conditions relating to such redemption;

          (d) any preferences of the shares of such series over the Common Stock or over any other series of Preference Stock as to assets in the event of any liquidation, dissolution or winding up of the Corporation and whether or not shares of such series are to participate in any distribution of assets in the event of any such liquidation, dissolution or winding up after the payment of any preference of such shares as to such assets;

          (e) whether or not the shares of such series shall be entitled to the benefit of a sinking fund or purchase fund to be applied to the redemption or purchase of such series and, if so entitled, the amount of such fund and the manner of its application;

          (f) whether or not the shares of such series shall be convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same class or of any series of any other class or classes of stock of the Corporation and, if so convertible or exchangeable, the conversion price or prices or rate or rates, or the rate or rates of exchange, and the adjustments, if any, in the price or prices or rate or rates at which such conversion or exchange may be made;

          (g) whether the holders of shares of such series shall have voting powers and, if they are to have such voting powers, the extent thereof (subject to the limitation set forth in Section 6 of this Article Fourth); and

          (h) the limitations and restrictions, if any, to be effective while any shares of such series shall be outstanding upon the payment of dividends or the making of other distributions on, and upon the purchase, redemption or other acquisition by the Corporation of, the Common Stock or any other class of stock (other than the Preferred Stock) or any other series of Preference Stock.

     6. Except for such voting powers, if any, as are granted to the holders of the Preferred Stock by this Section 6 and by subdivision (g) of Section 3 of this Article Fourth or by law, or as may be granted by the Board of Directors to the holders of any one or more series of Preferred Stock or Preference Stock in accordance with Sections 2 and 5 of this Article Fourth, or as may be granted to the holders of the Preference Stock by law, voting power shall be vested exclusively in the Common Stock. Holders of stock of whatever class entitled to vote shall be entitled to one vote for each share of stock held by them.

     If at the time of any annual meeting of stockholders of the Corporation for the election of directors a default in preference dividends, as the term "default in preference dividends" is hereinafter defined, shall exist, (i) the holders of the Preferred Stock, voting separately as a class and without regard to series, shall have the right to elect two members of the Board of Directors but, except as provided in the following clause (ii), shall not be entitled to vote in the election of any of the other directors of the Corporation and (ii) if at the time of such meeting there shall be outstanding shares of more than one series of the Preferred Stock, the holders of the Preferred Stock of each series, if any, of which more than 5,000,000 shares shall then be outstanding, voting separately as a series, shall have the right to elect one member of the Board of Directors but, except as provided in the foregoing clause (i), shall not be entitled to vote in the election of any of the other directors of the Corporation; and the holders of the Common Stock voting separately as a class, shall be entitled to elect the other directors of the Corporation, subject to the voting rights, if any, granted to the holders of the Preference Stock, but shall not be entitled to vote in the election of the directors of the Corporation to be elected as provided in the foregoing clauses (i) and (ii). Whenever a default in preference dividends shall commence to exist, the Corporation, upon the written request of the holders of 5% or more of the outstanding shares of Preferred Stock or the holders of 5% or more of the outstanding shares of any series of Preferred Stock that would be entitled to elect a director of the Corporation pursuant to clause (ii) of the preceding sentence if an annual meeting of the stockholders of the Corporation for the election of directors were then being held, shall call a special meeting of the holders of the Preferred Stock and if, at the time of such request, there shall be outstanding shares of more than one series of the Preferred Stock, shall also call a special meeting of the holders of the Preferred Stock of each series, if any, of which more than 5,000,000 shares shall then be outstanding, such special meeting or meetings to be held within 120 days after the date on which such request shall be received by the Corporation for the purpose of enabling such holders to elect members of the Board of Directors as provided in clauses (i) and (ii) of the preceding sentence; provided, however, that such special meeting or meetings need not be called if an annual meeting of stockholders of the Corporation for the election of directors shall be scheduled to be held within such 120 days; and provided further that in lieu of any such special meeting, the election of the directors to be elected thereat may be effected by the written consent of the holders of a majority of the outstanding shares that would be entitled to be voted upon at such special meeting. Prior to any such special meeting or meetings, the number of directors of the Corporation shall be increased to the extent necessary to provide as additional places on the Board of Directors the directorships to be filled by the directors to be elected thereat. Any director elected as aforesaid by the holders of shares of the Preferred Stock or of any series thereof shall cease to serve as such director whenever a default in preference dividends shall cease to exist. If, prior to the end of the term of any director elected as aforesaid by the holders of shares of the Preferred Stock or of any series thereof, or elected by the holders of any other class of stock or series thereof, a vacancy in the office of such director shall occur by reason of death, resignation, removal or disability, or for any other cause, such vacancy shall be filled for the unexpired term in the manner provided in the By-laws; provided, however, that if such vacancy shall be filled by election by the stockholders at a meeting thereof, the right to fill such vacancy shall be vested in the holders of that class of stock or series thereof which elected the director the vacancy in the office of whom is so to be filled, unless, in any such case, no default in preference dividends shall exist at the time of such election.


     For the purposes of this Section 6 of Article Fourth, a "default in preference dividends" shall be deemed to have occurred whenever the amount of dividends in arrears upon any series of the Preferred Stock shall be equivalent to six full quarter-yearly dividends or more, and, having so occurred, such default in preference dividends shall be deemed to exist thereafter until, but only until, all dividends in arrears on all shares of the Preferred Stock then outstanding, of each and every series, shall have been paid. The term "dividends in arrears" whenever used in this Section 6 of Article Fourth with reference to the Preferred Stock of any series shall be deemed to mean (whether or not in any dividend period in respect of which such term is used there shall have been surplus or net profits of the Corporation legally available for the payment of dividends) that amount which shall be equal to cumulative dividends at the rate expressed in the certificates for the Preferred Stock of such series for all past quarterly dividend periods less the amount of all dividends paid, or deemed paid, for all such periods upon such Preferred Stock. Nothing herein contained shall be deemed to prevent an increase in the number of directors of the Corporation pursuant to its By-laws as from time to time in effect so as to provide as additional places on the Board of Directors the directorships to be filled by the directors so to be elected by the holders of the Preferred Stock or of any series thereof, or to prevent any other change in the number of the directors of the Corporation.

     7. Pursuant to the grant of authority to the Board of Directors specified above, it is hereby expressly acknowledged that any of the powers, designations, preferences, rights, qualifications, limitations or restrictions of any series of Preference Stock may be made dependent upon any aspect of the results of operations of the Corporation or any of its divisions, subsidiaries or other affiliates (or upon any other facts ascertainable outside this Second Restated Certificate of Incorporation or the resolution or resolutions providing for the issuance of such series).

     8. A holder of stock of the Corporation of any class shall not have any right as such holder (other than such right, if any, as the Board of Directors in its discretion may by resolution determine) to purchase, subscribe for or otherwise acquire any shares of stock of the Corporation of any class now or hereafter authorized, or any securities convertible into or exchangeable for any such shares, or any warrants or any instruments evidencing rights or options to subscribe for, purchase or otherwise acquire any such shares, whether such shares, securities, warrants or other instruments are now, or shall hereafter be, authorized, unissued or issued and thereafter acquired by the Corporation.

     9. $5.00 Cumulative Convertible Preferred Stock (Par Value $1 Per Share). The following are the voting powers, designation, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the series of Preferred Stock designated by the Board of Directors of the Corporation as the "$5.00 Cumulative Convertible Preferred Stock" by resolution dated March 17, 1983, consisting of 2,500,000 shares:

          (a) Designation. The designation of the series of Preferred Stock created by such resolution shall be $5.00 Cumulative Convertible Preferred Stock (hereinafter in this Section 9 of Article Fourth called this Series).

          (b) Dividend Rate. Out of the surplus or net profits of the Corporation legally available for dividends the holders of this Series shall be entitled to receive, when and as declared by the Board of Directors, dividends at the rate of $5.00 per share per annum, and no more, payable quarterly on the tenth days of March, June, September and December in each year (each such day being hereinafter called a dividend date and each quarterly or shorter (in the case of the first such period) period ending with a dividend date being hereinafter called a dividend period), in each case from the date of cumulation (as defined in subdivision (h) of this Section 9) of this Series (provided, however, that, if the date of cumulation of this Series shall be a date less than thirty (30) days prior to a dividend date, the dividend that would otherwise be payable on such dividend date shall be payable on the next succeeding dividend date), before any sum or sums shall be set aside pursuant to subdivision (c) of this Section 9 or subdivision (b) or
(f) of Section 3 of Article Fourth of this Second Restated Certificate of Incorporation for the purchase or redemption of Preferred Stock of any series and before any dividend shall be declared or paid upon or set apart for, or any other distribution shall be ordered or made in respect of, or any payment shall be made on account of the purchase of, the Common Stock; and such dividends upon the Preferred Stock shall be cumulative (whether or not in any dividend period or periods there shall be surplus or net profits of the Corporation legally available for the payment of such dividends), so that, if at any time dividends upon the outstanding Preferred Stock of all series at the respective per annum rates determined for such series from the date of cumulation of each such series to the end of the then current dividend period shall not have been paid or declared and a sum sufficient for the payment thereof set apart for such payment, the amount of the deficiency shall be fully paid, but without interest, or dividends in such amount declared on each such series and a sum sufficient for the payment thereof set apart for such payment, before any sum or sums shall be set aside pursuant to subdivision (c) of this Section 9 or subdivision (b) or (f) of Section 3 of Article Fourth of this Second Restated Certificate of Incorporation for the purchase or redemption of Preferred Stock of any series and before any dividend shall be declared or paid upon or set apart for, or any other distribution shall be ordered or made in respect of, or any payment shall be made on account of the purchase of, the Common Stock.

     All dividends declared on the Preferred Stock for any dividend period shall be declared pro rata so that the amounts of dividends per share declared for such period on the Preferred Stock of different series that were outstanding during such period shall in all cases bear to each other the same proportions that the respective dividend rates of such series for such period bear to each other (adjusted, as appropriate, if shares of any series were not outstanding during all such period). No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments which may be in arrears. Dividends payable on this Series for any period less than a full quarterly period shall be computed on the basis of the number of days elapsed in a 360 day year consisting of twelve months of thirty days each.

          (c) Redemption. (1) Shares of this Series shall be redeemable at the option of the Corporation at any time, either in whole or in part, at a price equal to the sum of (a) the redemption price per share set forth below for the date fixed for redemption for such shares:


Redemption date during 12-month                         Redemption
period beginning March 10                                  Price
________________________________                        __________


1983 . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 55.00
1984 . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 54.50
1985 . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 54.00
1986 . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 53.50
1987 . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 53.00
1988 . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 52.50
1989 . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 52.00
1990 . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 51.50
1991 . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 51.00
1992 . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 50.50
1993 and thereafter  . . . . . . . . . . . . . . . . . . .$ 50.00 plus (b) in each case a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the redemption date; provided, however, that shares of this Series shall be redeemed only after full cumulative dividends upon the Preferred Stock of all series then outstanding shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring and setting apart for payment, full dividends on the Preferred Stock of all series then outstanding (except the shares of the Preferred Stock to be redeemed) to the end of the current dividend period; and provided further, however, that shares of this Series shall not be redeemable prior to March 10, 1986, unless the Closing Price (as defined in subdivision (f) of this Section 9 shall have equaled or exceeded 150% of the then applicable conversion prices (as defined in subdivision (f) of this Section 9 for at least 20 consecutive Trading Days (as defined in subdivision (f) of this Section 9 ending within five Trading Days prior to the date of the notice of redemption.

          (2) If less than all the outstanding shares of this Series are to be redeemed by the Corporation, the number of shares to be redeemed shall be determined by the Board of Directors and the shares to be redeemed shall be determined by lot or pro rata or in such fair and equitable other manner as may be prescribed by resolution of the Board of Directors.

          (3) Notice of any redemption of shares of this Series, specifying the time and place of redemption, the redemption price and that the dividends on the shares to be redeemed shall cease to accrue on the redemption date or date of deposit referred to below, shall be mailed by first class mail, postage prepaid, to each holder of record of the shares to be redeemed, at such holder's address of record, not less than 30 days prior to the redemption date; if less than all the shares owned by a stockholder are then to be redeemed, the notice shall also specify the number of shares thereof which are to be redeemed and the numbers of the certificates representing such shares. Upon surrender in accordance with such notice of the certificates for the number of shares to be redeemed, duly endorsed in blank or accompanied by proper instruments of assignment or transfer thereof duly endorsed in blank, such shares shall be redeemed by the Corporation at the applicable redemption price. If less than all the shares represented by any such certificate shall be redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof. From and after the date fixed in any such notice as the date of redemption (unless default shall be made by the Corporation in providing moneys for the payment of the redemption price pursuant to such notice), or, if the Corporation shall so elect, from and after a date (hereinafter called the date of deposit), prior to the date fixed as the date of redemption, on which the Corporation shall provide moneys for the payment of the redemption price by depositing the amount thereof for account of the holders of the shares of this Series entitled thereto with a bank or trust company doing business in the Borough of Manhattan in The City of New York, and having capital and surplus of at least ten million dollars ($10,000,000) pursuant to notice of such election included in the notice of redemption specifying the date on which such deposit will be made, all dividends on the shares of this Series called for redemption shall cease to accrue and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the redemption price as hereinafter provided and, in the case of such deposit, any conversion rights not theretofore expired, shall cease and terminate, and such shares shall not after the redemption date be deemed to be outstanding. After the deposit of such amount with such bank or trust company, the respective holders of record of the shares of this Series to be redeemed shall be entitled to receive the redemption price at any time upon actual delivery to such bank or trust company of certificates for the number of shares to be redeemed, duly endorsed in blank or accompanied by proper instruments of assignment and transfer thereof duly endorsed in blank. Any moneys so deposited which shall remain unclaimed by the holders of such shares of this Series at the end of six (6) years after the redemption date, together with any interest thereon which shall be allowed by the bank or trust company with which the deposit shall have been made, shall be paid by such bank or trust company to the Corporation, and thereafter the holders of shares of this Series redeemed on such redemption date shall look only to the Corporation for the payment of the redemption price thereof. Any interest accrued on any funds deposited with any such bank or trust company shall belong to the Corporation, and shall be paid to it from time to time on demand.

          (4) Any shares of this Series which shall at any time have been redeemed, shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors.

          (5) The holders of this Series shall be entitled to receive the redemption payments specified in this subdivision (c) if, when and as such payments shall be authorized by the Board of Directors, out of the assets of the Corporation legally available therefor.

        (d) Distributions to Holders of Common Stock. Out of any surplus or net profits of the Corporation legally available for dividends remaining after full cumulative dividends upon the Preferred Stock of all series then outstanding shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring and setting apart for payment, full dividends on the Preferred Stock of all series then outstanding to the end of the then current dividend period and after the Corporation shall have complied with the provisions in respect of any and all amounts then or theretofore required to be set aside or applied in respect of any sinking fund or purchase fund with respect to the Preferred Stock of each series then outstanding and entitled to the benefit of a sinking fund or purchase fund, and shall have made provision for compliance in respect of the current sinking fund or purchase fund period for each such series of Preferred Stock, then and not otherwise, the holders of the Common Stock shall, subject to the provisions of this Second Restated Certificate of Incorporation, be entitled to receive such dividends as may from time to time be declared by the Board of Directors.

        (e) Voting. (1) Except for such voting powers as shall be granted to the holders of shares of this Series by this subdivision (e) or by law, and except for such voting powers, if any, as shall be granted to holders of shares of other series of Preferred Stock, voting power shall be vested exclusively in the Common Stock. Holders of stock of whatever class entitled to vote shall be entitled to one vote for each share of stock held by them.

          (2) If at the time of any annual meeting of stockholders of the Corporation for the election of directors a default in preference dividends, as the term "default in preference dividends" is hereinafter defined, shall exist, (i) the holders of the Preferred Stock, voting separately as a class and without regard to series, shall have the right to elect two members of the Board of Directors but, except as provided in the following clause (ii), shall not be entitled to vote in the election of any of the other directors of the Corporation and (ii) if at the time of such meeting there shall be outstanding shares of more than one series of the Preferred Stock, the holders of the Preferred Stock of each series, if any, of which more than 5,000,000 shares are then outstanding, voting separately as a series, shall have the right to elect one member of the Board of Directors but, except as provided in the foregoing clause (i), shall not be entitled to vote in the election of any of the other directors of the Corporation; and the holders of the Common Stock, voting separately as a class, shall be entitled to elect the other directors of the Corporation but shall not be entitled to vote in the election of the directors of the Corporation to be elected as provided in the foregoing clauses (i) and (ii). Whenever a default in preference dividends shall commence to exist, the Corporation, upon the written request of the holders of 5% or more of the outstanding shares of Preferred Stock or the holders of 5% or more of the outstanding shares of any series of Preferred Stock that would be entitled to elect a director of the Corporation pursuant to clause (ii) of the preceding sentence if an annual meeting of the stockholders of the Corporation for the election of directors were then being held, shall call a special meeting of the holders of the Preferred Stock and if, at the time of such request, there shall be outstanding shares of more than one series of the Preferred Stock, shall also call a special meeting of the holders of the Preferred Stock of each series, if any, of which more than 5,000,000 shares are then outstanding, such special meeting or meetings to be held within 120 days after the date on which such request is received by the Corporation for the purpose of enabling such holders to elect members of the Board of Directors as provided in clauses (i) and (ii) of the preceding sentence; provided, however, that such special meeting or meetings need not be called if an annual meeting of stockholders of the Corporation for the election of directors shall be scheduled to be held within such 120 days; and provided further that in lieu of any such special meeting, the election of the directors to be elected thereat may be effected by the written consent of the holders of a majority of the outstanding shares that would be entitled to be voted upon at such special meeting. Prior to any such special meeting or meetings, the number of directors of the Corporation shall be increased to the extent necessary to provide as additional places on the Board of Directors the directorships to be filled by the directors to be elected thereat. Any director elected as aforesaid by the holders of shares of the Preferred Stock or of any series thereof shall cease to serve as such director whenever a default in preference dividends shall cease to exist. If, prior to the end of the term of any director elected as aforesaid by the holders of shares of the Preferred Stock or of any series thereof, or elected by the holders of the Common Stock, a vacancy in the office of such director shall occur by reason of death, resignation, removal or disability, or for any other cause, such vacancy shall be filled for the unexpired term in the manner provided in the By-laws; provided, however, that if such vacancy shall be filled by election by the stockholders at a meeting thereof, the right to fill such vacancy shall be vested in the holders of that class of stock or series thereof which elected the director the vacancy in the office of whom is so to be filled, unless, in any such case, no default in preference dividends shall exist at the time of such election. For the purposes of this subdivision (e), a "default in preference dividends" shall be deemed to have occurred whenever the amount of dividends in arrears upon any series of the Preferred Stock shall be equivalent to six full quarter-yearly dividends or more, and, having so occurred, such default in preference dividends shall be deemed to exist thereafter until, but only until, all dividends in arrears on all shares of the Preferred Stock then outstanding, of each and every series, shall have been paid. The term "dividends in arrears" whenever used in this subdivision
(e) with reference to the Preferred Stock of any series shall be deemed to mean (whether or not in any dividend period in respect of which such term is used there shall have been surplus or net profits of the Corporation legally available for the payment of dividends) that amount which shall be equal to cumulative dividends at the rate for the Preferred Stock of such series for all past quarterly dividend periods less the amount of all dividends paid, or deemed paid, for all such periods upon such Preferred Stock. Nothing herein contained shall be deemed to prevent an increase in the number of directors of the Corporation pursuant to its By-laws as from time to time in effect so as to provide as additional places on the Board of Directors the directorships to be filled by the directors so to be elected by the holders of the Preferred Stock or of any series thereof, or to prevent any other change in the number of the directors of the Corporation.

          (3) So long as any shares of the Preferred Stock of any series shall be outstanding, (i) the Corporation shall not, without the affirmative vote or written consent of the holders of two-thirds of the aggregate number of shares of the Preferred Stock of all series at the time outstanding, considered as a class without regard to series,



             (A) alter or change the powers, preferences or rights given to the Preferred Stock by this Second Restated Certificate of Incorporation so as to affect the Preferred Stock adversely, or

             (B) authorize, create or increase the number of authorized shares of any class of stock ranking, either as to payment of dividends or distribution of assets, prior to the Preferred Stock; and

(ii) the Corporation shall not, without the affirmative vote or written consent of the holders of a majority of the aggregate number of shares of the Preferred Stock of all series at the time outstanding, considered as a class without regard to series, increase the authorized amount of the Preferred Stock or authorize or create any class of stock ranking, either as to payment of dividends or distribution of assets, on a parity with the Preferred Stock.

          (4) So long as any shares of this Series shall be outstanding, the Corporation shall not, without the affirmative vote or written consent of the holders of two-thirds of the number of shares of this Series at the time outstanding, alter or change the powers, preferences or rights given to the shares of this Series by this Second Restated Certificate of Incorporation or by this Section 9 so as to affect the shares of this Series adversely.

        (f) Conversion Rights. The holders of shares of this Series shall have the right, at their option, to convert each share of this Series into 1.7699 shares of Common Stock of the Corporation at any time on and subject to the following terms and conditions:

          (1) The shares of this Series shall be convertible at the office of any transfer agent for this Series, and at such other office or offices, if any, as the Board of Directors may designate, into fully paid and nonassessable shares (calculated as to each conversion to the nearest 1/100th of a share) of Common Stock of the Corporation, at the conversion price, determined as hereinafter provided, in effect at the time of conversion, each share of this Series being taken at $50.00 for the purpose of such conversion. The price at which shares of Common Stock shall be delivered upon conversion (herein called the conversion price) shall be initially $28.25 per share of Common Stock. The conversion price shall be adjusted as provided in paragraph
(4) below.

          (2) In order to convert shares of this Series into Common Stock the holder thereof shall surrender at any office hereinabove mentioned the certificate or certificates therefor, duly endorsed in blank or accompanied by proper instruments of assignment and transfer thereof duly endorsed in blank, together with any payment required by this paragraph (2) and transfer tax stamps or funds therefor, if required pursuant to paragraph (8) of this subdivision (f), and give written notice to the Corporation at said office that he elects to convert such shares. Shares of this Series surrendered for conversion during the period from the close of business on any record date for the payment of a dividend on such shares to the opening of business on the date for payment of such dividend shall (except in the case of shares which have been called for redemption on a redemption date within such period) be accompanied by payment of an amount equal to the dividend payable on such dividend payment date on the shares of this Series being surrendered for conversion. Except as provided in the preceding sentence, no payment or adjustment shall be made upon any conversion on account of any dividends accrued on the shares of this Series surrendered for conversion or on account of any dividends on the Common Stock issued upon such conversion.

     Shares of this Series shall be deemed to have been converted immediately prior to the close of business on the day of the surrender of such shares for conversion in accordance with the foregoing provisions, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock at such time; provided, however, that any such surrender on any date when the stock transfer books of the Corporation shall be closed shall constitute the person or persons in whose name or names the certificates for such shares of Common Stock are to be issued as the record holder or holders thereof for all purposes immediately prior to the close of business on the next succeeding day on which such stock transfer books are opened and such conversion shall be at the conversion price in effect at such time on such succeeding day. As promptly as practicable on or after the conversion date, the Corporation shall issue and shall deliver at said office a certificate or certificates for the number of full shares of Common Stock issuable upon such conversion, together with a cash payment in lieu of any fraction of a share, as hereinafter provided, to the person or persons entitled to receive the same. In case shares of this Series are called for redemption, the right to convert such shares shall cease and terminate at the close of business on the redemption date, unless default shall be made in payment of the redemption price.

          (3) No fractional shares of Common Stock shall be issued upon conversion of shares of this Series, but, instead of any fraction of a share of Common Stock which would otherwise be issuable in respect of the aggregate number of shares of this Series surrendered for conversion at one time by the same holder, the Corporation shall pay a cash adjustment of such fraction in an amount equal to the same fraction of the Closing Price of a share of Common Stock on the date on which such shares of this Series were duly surrendered for conversion, or, if such date is not a Trading Day, on the next Trading Day.

          (4) The conversion price shall be adjusted from time to time as follows:

             (A) In case the Corporation shall (i) pay a dividend or make a distribution on its outstanding shares of Common Stock in Common Stock, (ii) subdivide its outstanding shares of Common Stock, (iii) combine its outstanding shares of Common Stock into a smaller number of shares, or (iv) issue any shares by reclassification of its shares of Common Stock, the conversion price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be adjusted, effective at the opening of business on the business day next following such record date or effective date, so that the holder of any shares of this Series surrendered for conversion after such record date or effective date shall be entitled to receive the number of shares of capital stock of the Corporation which he would have owned or been entitled to receive had such shares of this Series been converted immediately prior to such time. If, as a result of an adjustment made pursuant to this clause (A), the holder of any share thereafter surrendered for conversion shall become entitled to receive shares of two or more classes of capital stock of the Corporation, the Board of Directors (whose determination shall be conclusive) shall determine the allocation of the adjusted conversion price between or among shares of such classes of capital stock.

             (B) In case the Corporation shall hereafter issue rights or warrants to all holders of its Common Stock entitling them (for a period expiring within forty-five days after the record date mentioned below) to subscribe for or purchase shares of Common Stock at a price per share less than the current market price per share (as determined pursuant to clause (D) of this paragraph (4)) on the record date mentioned below, the conversion price shall be adjusted so that the same shall equal the price determined by multiplying the conversion price in effect immediately prior to such record date by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding on such record date plus the number of shares of Common Stock which the aggregate offering price of the total number of shares of Common Stock so offered would purchase at such current market price and of which the denominator shall be the number of shares of Common Stock outstanding on such record date plus the number of additional shares of Common Stock offered for subscription or purchase. Such adjustment shall become effective at the opening of business on the business day next following the record date for the determination of stockholders entitled to receive such rights or warrants; and to the extent that shares of Common Stock are not delivered after the expiration of such rights or warrants, the conversion price shall be readjusted (but only with respect to shares of this Series converted after such expiration) to the conversion price which would then be in effect had the adjustments made upon the distribution of such rights or warrants been made upon the basis of delivery of only the number of shares of Common Stock actually delivered. The right to acquire shares of Common Stock pursuant to the Corporation's Dividend Reinvestment Plan as in effect on February 1, 1983, as the same may be amended from time to time, or pursuant to any successor dividend reinvestment plan, shall not be deemed to be a right giving rise to any adjustment to the conversion price. For the purposes of this clause (B), the number of shares of Common Stock at any time outstanding shall not include shares held in the treasury of the Corporation. The Corporation shall not issue any rights or warrants in respect of shares of Common Stock held in the treasury of the Corporation.

             (C) In case the Corporation shall distribute to all holders of its Common Stock evidences of its indebtedness or assets (including securities, but excluding any cash dividend or distributions out of surplus or net profits legally available therefor and dividends referred to in clause (A) of this paragraph (4)) or subscription rights or warrants (excluding those referred to in clause (B) of this paragraph (4)), then in each such case the conversion price shall be adjusted so that the same shall equal the price determined by multiplying the conversion price in effect immediately prior to the record date mentioned below by a fraction of which the numerator shall be the current market price per share (determined as provided in clause (D) of this paragraph (4)) of the Common Stock on such record date less the then fair market value (as determined by the Board of Directors of the Corporation, whose determination shall be conclusive) of the portion of the assets or evidences of indebtedness so distributed or of such subscription rights or warrants applicable to one share of Common Stock, and the denominator shall be such current market price per share of the Common Stock. Such adjustment shall become effective on the opening of business on the business day next following the record date for the determination of stockholders entitled to receive such distribution.

             (D) For the purpose of any computation under clause (B) or (C) of this paragraph (4), the current market price per share of Common Stock on any date shall be deemed to be the average of the daily Closing Price for the thirty consecutive Trading Days selected by the Corporation commencing not more than forty-five Trading Days before the day in question.

             (E) In any case in which this paragraph (4) shall require that an adjustment as a result of any event become effective at the opening of business on the business day next following a record date, the Corporation may elect to defer until after the occurrence of such event (i) issuing to the holder of any shares of this Series converted after such record date and before the occurrence of such event the additional shares of Common Stock issuable upon such conversion over and above the shares of Common Stock issuable upon such conversion on the basis of the conversion price prior to adjustment and (ii) paying to such holder any amount in cash in lieu of a fractional share of Common Stock pursuant to paragraph (3) of this subdivision
(f); and, in lieu of the shares the issuance of which is so deferred, the Corporation shall issue or cause its transfer agents to issue due bills or other appropriate evidence of the right to receive such shares should such event occur.

             (F) Any adjustment in the conversion price otherwise required by this paragraph (4) to be made may be postponed up to, but not beyond, three years from the date on which it would otherwise be required to be made provided that such adjustment (plus any other adjustments postponed pursuant to this clause (F) and not theretofore made) would not require an increase or decrease of more than $0.50 in such price and would not, if made, entitle the holders of all then outstanding shares of this Series upon conversion to receive additional shares of Common Stock equal in the aggregate to 3% or more of the then issued and outstanding shares of Common Stock. All calculations under this subdivision (f) shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be.

             (G) The Corporation may (but shall not be obligated to) make such reductions in the conversion price, in addition to those required by clauses
(A), (B) and (C) of this paragraph (4), as it considers to be advisable in order that any event treated for Federal income tax purposes as a dividend of stock or stock rights shall not be taxable to the recipients.

          (5) Whenever the conversion price is adjusted as herein provided:

             (A) the Corporation shall compute the adjusted conversion price in accordance with this subdivision (f) and shall prepare a certificate signed by the Treasurer of the Corporation setting forth the adjusted conversion price, and such certificate shall forthwith be filed with the transfer agent or agents for this Series; and

             (B) a notice stating that the conversion price has been adjusted and setting forth the adjusted conversion price shall, as soon as practicable, be mailed to the holders of record of the outstanding shares of this Series.

          (6) In case:

             (A) the Corporation shall declare a dividend (or any other distribution) on its Common Stock payable otherwise than in cash out of its retained earnings; or

             (B) the Corporation shall authorize the granting to the holders of its Common Stock of rights to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

             (C) of any reclassification of the capital stock of the Corporation (other than a subdivision or combination of its outstanding shares of Common Stock), or of any consolidation or merger to which the Corporation is a party and for which approval of any stockholders of the Corporation is required, or of the sale or transfer of all or substantially all the assets of the Corporation; or

             (D) of the voluntary or involuntary dissolution, liquidation or winding up of the Corporation;

then the Corporation shall cause to be mailed to the transfer agent or agents for this Series and to the holders of record of the outstanding shares of this Series, at least 20 days (or 10 days in any case specified in clause (A) or (B) of this paragraph (6)) prior to the applicable record date hereinafter specified, a notice stating (x) the date on which a record is to be taken for the purpose of such dividend, distribution or rights, or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distribution or rights are to be determined, or (y) the date on which such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up.

          (7) The Corporation shall at all times reserve and keep available, free from pre-emptive rights, out of its authorized but unissued Common Stock, for the purpose of effecting the conversion of the shares of this Series, the full number of shares of Common Stock then deliverable upon the conversion of all shares of this Series then outstanding, provided, that nothing contained herein shall be construed to preclude the Corporation from satisfying its obligations in respect of the conversion of the shares by delivery of purchased shares of Common Stock which are held in the treasury of the Corporation.

          (8) The Corporation shall pay any and all taxes that may be payable in respect of the issuance or delivery of shares of Common Stock on conversion of shares of this Series pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock in a name other than that in which the shares of this Series so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue shall have paid to the Corporation the amount of any such tax, or shall have established, to the satisfaction of the Corporation, that such tax shall have been paid.

          (9) For the purpose of this subdivision (f) the term "Common Stock" shall include any stock of any class of the Corporation which has no preference in respect of dividends or of amounts in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and which is not subject to redemption by the Corporation. However, except as otherwise provided in paragraph (11), shares issuable on conversion of shares of this Series shall include only shares of the class designated as Common Stock of the Corporation as of the original date of issue of this Series or shares of any class or classes resulting from any reclassification or reclassifications thereof and which have no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation and which are not subject to redemption by the Corporation, provided that if at any time there shall be more than one such resulting class, the shares of each such class then so issuable shall be substantially in the proportion which the total number of shares of such class resulting from all such reclassifications bears to the total number of shares of all such classes resulting from all such reclassifications.

          (10) As used in this subdivision (f), the term "Closing Price" on any day shall mean the reported last sales price regular way on such day on the New York Stock Exchange, or, if not reported for such Exchange, on the Composite Tape, or, in case no such reported sale takes place on such day, the average of the reported closing bid and asked prices regular way on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or, if not listed or admitted to trading on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market as furnished by any New York Stock Exchange member firm selected from time to time by the Corporation for that purpose, or, if no such quotations are available, the fair market price as determined by the Corporation (whose determination shall be conclusive); and the term "Trading Day" shall mean, so long as the Common Stock is listed or admitted to trading on the New York Stock Exchange (or any successor to such Exchange), a date on which the New York Stock Exchange (or such successor) is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on such Exchange, a date on which the principal national securities exchange on which the Common Stock is listed is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on any national securities exchange, a date on which any New York Stock Exchange member firm is open for the transaction of business.

          (11) If either of the following shall occur, namely: (a) any consolidation or merger to which the Corporation is a party, other than a consolidation or a merger in which consolidation or merger the Corporation is a continuing corporation and which does not result in any reclassification of, or change (other than a change in par value or from par value to no par value or from no par value to par value, or as a result of a subdivision or combination) in, outstanding shares of the Common Stock, or (b) any sale or conveyance to another corporation of the property of the Corporation as an entirety or substantially as an entirety; then the holder of each share then outstanding shall have the right to convert such share only into the kind and amount of shares of stock and other securities and property receivable upon such consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock issuable upon conversion of such share immediately prior to such consolidation, merger, sale or conveyance, subject to adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in paragraph (4) of this subdivision (f). The provisions of this paragraph (11) shall similarly apply to successive consolidations, mergers, sales or conveyances.

          (12) Notwithstanding anything elsewhere contained in this Section 9, any funds which at any time shall have been deposited by the Corporation or on its behalf with any paying agent for the purpose of paying dividends on or the redemption price of any of the shares of this Series and which shall not be required for such purposes because of the conversion of such shares, as provided in this subdivision (f), shall, upon delivery to the paying agent of evidence satisfactory to it of such conversion, after such conversion be repaid to the Corporation by the paying agent.

          (13) Any shares of this Series which shall at any time have been converted into shares of Common Stock shall, after such conversion, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors.

        (g) Liquidation Rights. (1) Upon the liquidation, dissolution or winding up of the Corporation, the holders of the shares of this Series shall be entitled to receive out of the assets of the Corporation available for distribution to its stockholders, before any payment or distribution shall be made on the Common Stock, the amount of $50 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final distribution.

          (2) The Preferred Stock of all series shall be preferred over the Common Stock as to assets in the event of any liquidation, dissolution or winding up of the Corporation, and in that event the holders of the Preferred Stock of each series shall be entitled to receive, out of the assets of the Corporation available for distribution to its stockholders, an amount determined as provided in this Section 9 or pursuant to Article Fourth of this Second Restated Certificate of Incorporation, as the case may be, for every share of their holdings of the Preferred Stock of such series before any distribution of the assets shall be made to the holders of the Common Stock; and, if in the event of any such liquidation, dissolution or winding up the holders of all series of the Preferred Stock shall have received all the amounts to which they shall be entitled as aforesaid, the holders of the Common Stock shall be entitled, to the exclusion of the holders of the Preferred Stock of all series, to share ratably in all the assets of the Corporation available for distribution to the stockholders then remaining according to the number of shares of the Common Stock held by them respectively. If upon any liquidation, dissolution or winding up of the Corporation the amounts payable on or with respect to the Preferred Stock of all series are not paid in full, the holders of shares of the Preferred Stock of all series shall share ratably in any distribution of assets according to the respective amounts which would be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to the Preferred Stock of all series were paid in full.

          (3) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all the property and assets of the Corporation nor the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation shall be deemed to be a liquidation, dissolution or winding up of the Corporation for the purposes of this subdivision (g).

        (h) Date of Cumulation. The term "date of cumulation" as used in this
Section 9 with reference to the Preferred Stock of any series shall be deemed to mean the date on which shares of the Preferred Stock of such series are first issued.

     In the event of the issue of additional shares of the Preferred Stock of any then existing series, all dividends paid on the Preferred Stock of such series prior to the issue of such additional shares, and all dividends declared and payable to holders of record of the Preferred Stock of such series on any date prior to the issue of such additional shares, shall be deemed to have been paid on such additional shares.

     10. $2.50 Cumulative Convertible Preferred Stock (Par Value $1 Per Share). The following are the voting powers, designation, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the series of Preferred Stock designated by the Board of Directors of the Corporation as the "$2.50 Cumulative Convertible Preferred Stock" by resolution dated October 3, 1983, consisting of 4,000,000 shares:

        (a) Designation. The designation of the series of Preferred Stock created by such resolution shall be $2.50 Cumulative Convertible Preferred Stock (hereinafter in this Section 10 of Article Fourth called "this Series").

        (b) Dividend Rate. Out of the surplus or net profits of the Corporation legally available for dividends the holders of this Series shall be entitled to receive, when and as declared by the Board of Directors, dividends at the rate of $2.50 per share per annum, and no more, payable quarterly on the tenth days of March, June, September and December in each year (each such day being hereinafter called a dividend date and each quarterly or shorter (in the case of the first such period) period ending with a dividend date being hereinafter called a dividend period), in each case from the date of cumulation (as defined in subdivision (h) of this Section 10) of this Series (provided, however, that, if the date of cumulation of this Series shall be a date less than thirty (30) days prior to a dividend date, the dividend that would otherwise be payable on such dividend date shall be payable on the next succeeding dividend date), before any sum or sums shall be set aside pursuant to subdivision (c) of this Section 10 or subdivision (b) or
(f) of Section 3 of Article Fourth of this Second Restated Certificate of Incorporation for the purchase or redemption of Preferred Stock of any series and before any dividend shall be declared or paid upon or set apart for, or any other distribution shall be ordered or made in respect of, or any payment shall be made on account of the purchase of, the Common Stock; and such dividends upon the Preferred Stock shall be cumulative (whether or not in any dividend period or periods there shall be surplus or net profits of the Corporation legally available for the payment of such dividends), so that, if at any time dividends upon the outstanding Preferred Stock of all series at the respective per annum rates determined for such series from the date of cumulation of each such series to the end of the then current dividend period shall not have been paid or declared and a sum sufficient for the payment thereof set apart for such payment, the amount of the deficiency shall be fully paid, but without interest, or dividends in such amount declared on each such series and a sum sufficient for the payment thereof set apart for such payment, before any sum or sums shall be set aside pursuant to subdivision (c) of this Section 10 or subdivision (b) or (f) of Section 3 of Article Fourth of this Second Restated Certificate of Incorporation for the purchase or redemption of Preferred Stock of any series and before any dividend shall be declared or paid upon or set apart for, or any other distribution shall be ordered or made in respect of, or any payment shall be made on account of the purchase of, the Common Stock.

     All dividends declared on the Preferred Stock for any dividend period shall be declared pro rata so that the amounts of dividends per share declared for such period on the Preferred Stock of different series that were outstanding during such period shall in all cases bear to each other the same proportions that the respective dividend rates of such series for such period bear to each other (adjusted, as appropriate, if shares of any series were not outstanding during all such period). No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments which may be in arrears. Dividends payable on this Series for any period less than a full quarterly period shall be computed on the basis of the number of days elapsed in a 360-day year consisting of twelve months of thirty days each.

        (c) Redemption. (1) Shares of this Series shall be redeemable at the option of the Corporation at any time, either in whole or in part, at a price equal to the sum of (a) the redemption price per share set forth below for the date fixed for redemption for such shares:

Redemption date during 12-month                          Redemption
period beginning September 10                              Price
_______________________________                          __________

1983 . . . . . . . . . . . . . . . . . . . . . . . . . . . $27.50
1984 . . . . . . . . . . . . . . . . . . . . . . . . . . . $27.25
1985 . . . . . . . . . . . . . . . . . . . . . . . . . . . $27.00
1986 . . . . . . . . . . . . . . . . . . . . . . . . . . . $26.75
1987 . . . . . . . . . . . . . . . . . . . . . . . . . . . $26.50
1988 . . . . . . . . . . . . . . . . . . . . . . . . . . . $26.25
1989 . . . . . . . . . . . . . . . . . . . . . . . . . . . $26.00
1990 . . . . . . . . . . . . . . . . . . . . . . . . . . . $25.75
1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . $25.50
1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . $25.25
1993 and thereafter  . . . . . . . . . . . . . . . . . . . $25.00 plus (b) in each case a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the redemption date; provided, however, that shares of this Series shall be redeemed only after full cumulative dividends upon the Preferred Stock of all series then outstanding shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring and setting apart for payment, full dividends on the Preferred Stock of all series then outstanding (except the shares of the Preferred Stock to be redeemed) to the end of the current dividend period; and provided further, however, that shares of this Series shall not be redeemable prior to September 10, 1986, unless the Closing Price (as defined in subdivision (f) of this Section 10) shall have equaled or exceeded 150% of the then applicable conversion price (as defined in subdivision (f) of this Section 10) for at least 20 consecutive Trading Days (as defined in subdivision (f) of this Section 10) ending within five Trading Days prior to the date of the notice of redemption.

          (2) If less than all the outstanding shares of this Series are to be redeemed by the Corporation, the number of shares to be redeemed shall be determined by the Board of Directors and the shares to be redeemed shall be determined by lot or pro rata or in such fair and equitable other manner as may be prescribed by resolution of the Board of Directors.

          (3) Notice of any redemption of shares of this Series, specifying the time and place of redemption, the redemption price and that the dividends on the shares to be redeemed shall cease to accrue on the redemption date or date of deposit referred to below, shall be mailed by first class mail, postage prepaid, to each holder of record of the shares to be redeemed, at such holder's address of record, not less than 30 days prior to the redemption date; if less than all the shares owned by a stockholder are then to be redeemed, the notice shall also specify the number of shares thereof which are to be redeemed and the numbers of the certificates representing such shares. Upon surrender in accordance with such notice of the certificates for the number of shares to be redeemed, duly endorsed in blank or accompanied by proper instruments of assignment or transfer thereof duly endorsed in blank, such shares shall be redeemed by the Corporation at the applicable redemption price. If less than all the shares represented by any such certificate shall be redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof. From and after the date fixed in any such notice as the date of redemption (unless default shall be made by the Corporation in providing moneys for the payment of the redemption price pursuant to such notice), or, if the Corporation shall so elect, from and after a date (hereinafter called the date of deposit), prior to the date fixed as the date of redemption, on which the Corporation shall provide moneys for the payment of the redemption price by depositing the amount thereof for account of the holders of the shares of this Series entitled thereto with a bank or trust company doing business in the Borough of Manhattan, in The City of New York, and having capital and surplus of at least ten million dollars ($10,000,000) pursuant to notice of such election included in the notice of redemption specifying the date on which such deposit will be made, all dividends on the shares of this Series called for redemption shall cease to accrue and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the redemption price as hereinafter provided and, in the case of such deposit, any conversion rights not theretofore expired, shall cease and terminate, and such shares shall not after the redemption date be deemed to be outstanding. After the deposit of such amount with such bank or trust company, the respective holders of record of the shares of this Series to be redeemed shall be entitled to receive the redemption price at any time after the redemption date upon actual delivery to such bank or trust company of certificates for the number of shares to be redeemed, duly endorsed in blank or accompanied by proper instruments of assignment and transfer thereof duly endorsed in blank. Any moneys so deposited which shall remain unclaimed by the holders of such shares of this Series at the end of six (6) years after the redemption date, together with any interest thereon which shall be allowed by the bank or trust company with which the deposit shall have been made, shall be paid by such bank or trust company to the Corporation, and thereafter the holders of shares of this Series redeemed on such redemption date shall look only to the Corporation for the payment of the redemption price thereof. Any interest accrued on any funds deposited with any such bank or trust company shall belong to the Corporation, and shall be paid to it from time to time on demand.

          (4) Any shares of this Series which shall at any time have been redeemed, shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors.

          (5) The holders of this Series shall be entitled to receive the redemption payments specified in this subdivision (c), if, when and as such payments shall be authorized by the Board of Directors, out of the assets of the Corporation legally available therefor.

        (d) Distributions to Holders of Common Stock. Out of any surplus or net profits of the Corporation legally available for dividends remaining after full cumulative dividends upon the Preferred Stock of all series then outstanding shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring and setting apart for payment, full dividends on the Preferred Stock of all series then outstanding to the end of the then current dividend period and after the Corporation shall have complied with the provisions in respect of any and all amounts then or theretofore required to be set aside or applied in respect of any sinking fund or purchase fund with respect to the Preferred Stock of each series then outstanding and entitled to the benefit of a sinking fund or purchase fund, and shall have made provision for compliance in respect of the current sinking fund or purchase fund period for each such series of Preferred Stock, then and not otherwise, the holders of the Common Stock shall, subject to the provisions of this Second Restated Certificate of Incorporation, be entitled to receive such dividends as may from time to time be declared by the Board of Directors.

        (e) Voting. (1) Except for such voting powers as shall be granted to the holders of shares of this Series by this subdivision (e) or by law, and except for such voting powers, if any, as shall be granted to holders of shares of other series of Preferred Stock, voting power shall be vested exclusively in the Common Stock. Holders of stock of whatever class entitled to vote shall be entitled to one vote for each share of stock held by them.

          (2) If at the time of any annual meeting of stockholders of the Corporation for the election of directors a default in preference dividends, as the term "default in preference dividends" is hereinafter defined, shall exist, (i) the holders of the Preferred Stock, voting separately as a class and without regard to series, shall have the right to elect two members of the Board of Directors but, except as provided in the following clause (ii), shall not be entitled to vote in the election of any of the other directors of the Corporation and (ii) if at the time of such meeting there shall be outstanding shares of more than one series of the Preferred Stock, the holders of the Preferred Stock of each series, if any, of which more than 5,000,000 shares are then outstanding, voting separately as a series, shall have the right to elect one member of the Board of Directors but, except as provided in the foregoing clause (i), shall not be entitled to vote in the election of any of the other directors of the Corporation; and the holders of the Common Stock, voting separately as a class, shall be entitled to elect the other directors of the Corporation but shall not be entitled to vote in the election of the directors of the Corporation to be elected as provided in the foregoing clauses (i) and (ii). Whenever a default in preference dividends shall commence to exist, the Corporation, upon the written request of the holders of 5% or more of the outstanding shares of Preferred Stock or the holders of 5% or more of the outstanding shares of any series of Preferred Stock that would be entitled to elect a director of the Corporation pursuant to clause (ii) of the preceding sentence if an annual meeting of the stockholders of the Corporation for the election of directors were then being held, shall call a special meeting of the holders of the Preferred Stock and if, at the time of such request, there shall be outstanding shares of more than one series of the Preferred Stock, shall also call a special meeting of the holders of the Preferred Stock of each series, if any, of which more than 5,000,000 shares are then outstanding, such special meeting or meetings to be held within 120 days after the date on which such request is received by the Corporation for the purpose of enabling such holders to elect members of the Board of Directors as provided in clauses (i) and (ii) of the preceding sentence; provided, however, that such special meeting or meetings need not be called if an annual meeting of stockholders of the Corporation for the election of directors shall be scheduled to be held within such 120 days; and provided further that in lieu of any such special meeting, the election of the directors to be elected thereat may be effected by the written consent of the holders of a majority of the outstanding shares that would be entitled to be voted upon at such special meeting. Prior to any such special meeting or meetings, the number of directors of the Corporation shall be increased to the extent necessary to provide as additional places on the Board of Directors the directorships to be filled by the directors to be elected thereat. Any director elected as aforesaid by the holders of shares of the Preferred Stock or of any series thereof shall cease to serve as such director whenever a default in preference dividends shall cease to exist. If, prior to the end of the term of any director elected as aforesaid by the holders of shares of the Preferred Stock or of any series thereof, or elected by the holders of the Common Stock, a vacancy in the office of such director shall occur by reason of death, resignation, removal or disability, or for any other cause, such vacancy shall be filled for the unexpired term in the manner provided in the By-laws; provided, however, that if such vacancy shall be filled by election by the stockholders at a meeting thereof, the right to fill such vacancy shall be vested in the holders of that class of stock or series thereof which elected the director the vacancy in the office of whom is so to be filled, unless, in any such case, no default in preference dividends shall exist at the time of such election. For the purposes of this subdivision (e), a "default in preference dividends" shall be deemed to have occurred whenever the amount of dividends in arrears upon any series of the Preferred Stock shall be equivalent to six full quarter-yearly dividends or more, and, having so occurred, such default in preference dividends shall be deemed to exist thereafter until, but only until, all dividends in arrears on all shares of the Preferred Stock then outstanding, of each and every series, shall have been paid. The term "dividends in arrears" whenever used in this subdivision
(e) with reference to the Preferred Stock of any series shall be deemed to mean (whether or not in any dividend period in respect of which such term is used there shall have been surplus or net profits of the Corporation legally available for the payment of dividends) that amount which shall be equal to cumulative dividends at the rate for the Preferred Stock of such series for all past quarterly dividend periods less the amount of all dividends paid, or deemed paid, for all such periods upon such Preferred Stock. Nothing herein contained shall be deemed to prevent an increase in the number of directors of the Corporation pursuant to its By-laws as from time to time in effect so as to provide as additional places on the Board of Directors the directorships to be filled by the directors so to be elected by the holders of the Preferred Stock or of any series thereof, or to prevent any other change in the number of the directors of the Corporation.

          (3) So long as any shares of the Preferred Stock of any series shall be outstanding, (i) the Corporation shall not, without the affirmative vote or written consent of the holders of two-thirds of the aggregate number of shares of the Preferred Stock of all series at the time outstanding, considered as a class without regard to series,

             (A) alter or change the powers, preferences or rights given to the Preferred Stock by this Second Restated Certificate of Incorporation so as to affect the Preferred Stock adversely, or

             (B) authorize, create or increase the number of authorized shares of any class of stock ranking, either as to payment of dividends or distribution of assets, prior to the Preferred Stock; and

(ii) the Corporation shall not, without the affirmative vote or written consent of the holders of a majority of the aggregate number of shares of the Preferred Stock of all series at the time outstanding, considered as a class without regard to series, increase the authorized amount of the Preferred Stock or authorize or create any class of stock ranking, either as to payment of dividends or distribution of assets, on a parity with the Preferred
Stock.

          (4) So long as any shares of this Series shall be outstanding, the Corporation shall not, without the affirmative vote or written consent of the holders of two-thirds of the number of shares of this Series at the time outstanding, alter or change the powers, preferences or rights given to the shares of this Series by this Second Restated Certificate of Incorporation or by this Section 10 so as to affect the shares of this Series adversely.

        (f) Conversion Rights. The holders of shares of this Series shall have the right, at their option, to convert each share of this Series into 0.8403 shares of Common Stock of the Corporation at any time on and subject to the following terms and conditions:

          (1) The shares of this Series shall be convertible at the office of any transfer agent for this Series, and at such other office or offices, if any, as the Board of Directors may designate, into fully paid and nonassessable shares (calculated as to each conversion to the nearest 1/100th of a share) of Common Stock of the Corporation, at the conversion price, determined as hereinafter provided, in effect at the time of conversion, each share of this Series being taken at $25.00 for the purpose of such conversion. The price at which shares of Common Stock shall be delivered upon conversion (herein called the conversion price) shall be initially $29.75 per share of Common Stock. The conversion price shall be adjusted as provided in paragraph
(4) of this subdivision (f).

          (2) In order to convert shares of this Series into Common Stock the holder thereof shall surrender at any office hereinabove mentioned the certificate or certificates therefor, duly endorsed in blank or accompanied by proper instruments of assignment and transfer thereof duly endorsed in blank, together with any payment required by this paragraph (2) and transfer tax stamps or funds therefor, if required pursuant to paragraph (8) of this subdivision (f), and give written notice to the Corporation at said office that he elects to convert such shares. Shares of this Series surrendered for conversion during the period from the close of business on any record date for the payment of a dividend on such shares to the opening of business on the date for payment of such dividend shall (except in the case of shares which have been called for redemption on a redemption date within such period) be accompanied by payment of an amount equal to the dividend payable on such dividend payment date on the shares of this Series being surrendered for conversion. Except as provided in the preceding sentence, no payment or adjustment shall be made upon any conversion on account of any dividends accrued on the shares of this Series surrendered for conversion or on account of any dividends on the Common Stock issued upon such conversion.

     Shares of this Series shall be deemed to have been converted immediately prior to the close of business on the day of the surrender of such shares for conversion in accordance with the foregoing provisions, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock at such time; provided, however, that any such surrender on any date when the stock transfer books of the Corporation shall be closed shall constitute the person or persons in whose name or names the certificates for such shares of Common Stock are to be issued as the record holder or holders thereof for all purposes immediately prior to the close of business on the next succeeding day on which such stock transfer books are opened and such conversion shall be at the conversion price in effect at such time on such succeeding day. As promptly as practicable on or after the conversion date, the Corporation shall issue and shall deliver at said office a certificate or certificates for the number of full shares of Common Stock issuable upon such conversion, together with a cash payment in lieu of any fraction of a share, as hereinafter provided, to the person or persons entitled to receive the same. In case shares of this Series are called for redemption, the right to convert such shares shall cease and terminate at the close of business on the redemption date, unless default shall be made in payment of the redemption price.

          (3) No fractional shares of Common Stock shall be issued upon conversion of shares of this Series, but, instead of any fraction of a share of Common Stock which would otherwise be issuable in respect of the aggregate number of shares of this Series surrendered for conversion at one time by the same holder, the Corporation shall pay a cash adjustment of such fraction in an amount equal to the same fraction of the Closing Price of a share of Common Stock on the date on which such shares of this Series were duly surrendered for conversion, or, if such date is not a Trading Day, on the next
Trading Day.

          (4) The conversion price shall be adjusted from time to time as follows:

             (A) In case the Corporation shall (i) pay a dividend or make a distribution in its outstanding shares of Common Stock in Common Stock, (ii) subdivide its outstanding shares of Common Stock, (iii) combine its outstanding shares of Common Stock into a smaller number of shares, or (iv) issue any shares by reclassification of its shares of Common Stock, the conversion price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be adjusted, effective at the opening of business on the business day next following such record date or effective date, so that the holder of any shares of this Series surrendered for conversion after such record date or effective date shall be entitled to receive the number of shares of capital stock of the Corporation which he would have owned or been entitled to receive had such shares of this Series been converted immediately prior to such time. If, as a result of an adjustment made pursuant to this clause (A), the holder of any share thereafter surrendered for conversion shall become entitled to receive shares of two or more classes of capital stock of the Corporation, the Board of Directors (whose determination shall be conclusive) shall determine the allocation of the adjusted conversion price between or among shares of such classes of capital stock.

             (B) In case the Corporation shall hereafter issue rights or warrants to all holders of its Common Stock entitling them (for a period expiring within forty-five days after the record date mentioned below) to subscribe for or purchase shares of Common Stock at a price per share less than the current market price per share (as determined pursuant to clause (D) of this paragraph (4)) on the record date mentioned below, the conversion price shall be adjusted so that the same shall equal the price determined by multiplying the conversion price in effect immediately prior to such record date by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding on such record date plus the number of shares of Common Stock which the aggregate offering price of the total number of shares of Common Stock so offered would purchase at such current market price and of which the denominator shall be the number of shares of Common Stock outstanding on such record date plus the number of additional shares of Common Stock offered for subscription of purchase. Such adjustment shall become effective at the opening of business on the business day next following the record date for the determination of stockholders entitled to receive such rights or warrants; and to the extent that shares of Common Stock are not delivered after the expiration of such rights or warrants, the conversion price shall be readjusted (but only with respect to shares of this Series converted after such expiration) to the conversion price which would then be in effect had the adjustments made upon the distribution of such rights or warrants been made upon the basis of delivery of only the number of shares of Common Stock actually delivered. The right to acquire shares of Common Stock pursuant to the Corporation's Dividend Reinvestment Plan as in effect on September 1, 1983, as the same may be amended from time to time, or pursuant to any successor dividend reinvestment plan, shall not be deemed to be a right giving rise to any adjustment to the conversion price. For the purposes of this clause (B), the number of shares of Common Stock at any time outstanding shall not include shares held in the treasury of the Corporation. The Corporation shall not issue any rights or warrants in respect of shares of Common Stock held in the treasury of the Corporation.

               (C) In case the Corporation shall distribute to all holders of its Common Stock evidences of its indebtedness or assets (including securities, but excluding any cash dividend or distributions out of surplus or net profits legally available therefor and dividends referred to in clause (A) of this paragraph (4)) or subscription rights or warrants (excluding those referred to in clause (B) of this paragraph (4)), then in each such case the conversion price shall be adjusted so that the same shall equal the price determined by multiplying the conversion price in effect immediately prior to the record date mentioned below by a fraction of which the numerator shall be the current market price per share (determined as provided in clause (D) of this paragraph (4)) of the Common Stock on such record date less the then fair market value (as determined by the Board of Directors of the Corporation, whose determination shall be conclusive) of the portion of the assets or evidences of indebtedness so distributed or of such subscription rights or warrants applicable to one share of Common Stock, and the denominator shall be such current market price per share of the Common Stock. Such adjustment shall become effective on the opening of business on the business day next following the record date for the determination of stockholders entitled to receive such distribution.

             (D) For the purpose of any computation under clause (B) or (C) of this paragraph (4), the current market price per share of Common Stock on any date shall be deemed to be the average of the daily Closing Price for the thirty consecutive Trading Days selected by the Corporation commencing not more than forty-five Trading Days before the day in question.

             (E) In any case in which this paragraph (4) shall require that an adjustment as a result of any event become effective at the opening of business on the business day next following a record date, the Corporation may elect to defer until after the occurrence of such event (i) issuing to the holder of any shares of this Series converted after such record date and before the occurrence of such event the additional shares of Common Stock issuable upon such conversion over and above the shares of Common Stock issuable upon such conversion on the basis of the conversion price prior to adjustment and (ii) paying to such holder any amount in cash in lieu of a fractional share of Common Stock pursuant to paragraph (3) of this subdivision
(f); and, in lieu of the shares the issuance of which is so deferred, the Corporation shall issue or cause its transfer agents to issue due bills or other appropriate evidence of the right to receive such shares should such event occur.

             (F) Any adjustment in the conversion price otherwise required by this paragraph (4) to be made may be postponed up to, but not beyond, three years from the date on which it would otherwise be required to be made provided that such adjustment (plus any other adjustments postponed pursuant to this clause (F) and not theretofore made) would not require an increase or decrease of more than $0.50 in such price and would not, if made, entitle the holders of all then outstanding shares of this Series upon conversion to receive additional shares of Common Stock equal in the aggregate to 3% or more of the then issued and outstanding shares of Common Stock. All calculations under this subdivision (f) shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be.

             (G) The Corporation may (but shall not be obligated to) make such reductions in the conversion price, in addition to those required by clauses
(A), (B) and (C) of this paragraph (4), as it considers to be advisable in order that any event treated for Federal income tax purposes as a dividend of stock or stock rights shall not be taxable to the recipients.

          (5) Whenever the conversion price is adjusted as herein provided:

             (A) the Corporation shall compute the adjusted conversion price in accordance with this subdivision (f) and shall prepare a certificate signed by the Treasurer of the Corporation setting forth the adjusted conversion price, and such certificate shall forthwith be filed with the transfer agent or agents for this Series; and

             (B) a notice stating that the conversion price has been adjusted and setting forth the adjusted conversion price shall, as soon as practicable, be mailed to the holders of record of the outstanding shares of this Series.

          (6) In case:

             (A) the Corporation shall declare a dividend (or any other distribution) on its Common Stock payable otherwise than in cash out of its retained earnings; or

             (B) the Corporation shall authorize the granting to the holders of its Common Stock of rights to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

             (C) of any reclassification of the capital stock of the Corporation (other than a subdivision or combination of its outstanding shares of Common Stock), or of any consolidation or merger to which the Corporation is a party and for which approval of any stockholders of the Corporation is required, or of the sale or transfer of all or substantially all the assets of the Corporation; or

             (D) of the voluntary or involuntary dissolution, liquidation or winding up of the Corporation;

then the Corporation shall cause to be mailed to the transfer agent or agents for this Series and to the holders of record of the outstanding shares of this Series, at least 20 days (or 10 days in any case specified in clause (A) or (B) of this paragraph (6)) prior to the applicable record date hereinafter specified, a notice stating (x) the date on which a record is to be taken for the purpose of such dividend, distribution or rights, or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distribution or rights are to be determined, or (y) the date on which such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up.

          (7) The Corporation shall at all times reserve and keep available, free from pre-emptive rights, out of its authorized but unissued Common Stock, for the purpose of effecting the conversion of the shares of this Series, the full number of shares of Common Stock then deliverable upon the conversion of all shares of this Series then outstanding, provided, that nothing contained herein shall be construed to preclude the Corporation from satisfying its obligations in respect of the conversion of the shares by delivery of purchased shares of Common Stock which are held in the treasury of the Corporation.

          (8) The Corporation shall pay any and all taxes that may be payable in respect of the issuance or delivery of shares of Common Stock on conversion of shares of this Series pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock in a name other than that in which the shares of this Series so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue shall have paid to the Corporation the amount of any such tax, or shall have established, to the satisfaction of the Corporation, that such tax shall have been paid.

          (9) For the purpose of this subdivision (f) the term "Common Stock" shall include any stock of any class of the Corporation which has no preference in respect of dividends or of amounts in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and which is not subject to redemption by the Corporation. However, except as otherwise provided in paragraph (11), shares issuable on conversion of shares of this Series shall include only shares of the classdesignated as Common Stock of the Corporation as of the original date of issue of this Series or shares of any class or classes resulting from any reclassification or reclassifications thereof and which have no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation and which are not subject to redemption by the Corporation, provided that if at any time there shall be more than one such resulting class, the shares of each such class then so issuable shall be substantially in the proportion which the total number of shares of such class resulting from all such reclassifications bears to the total number of shares of all such classes resulting from all such reclassifications.

          (10) As used in this subdivision (f), the term "Closing Price" on any day shall mean the reported last sales price regular way on such day on the New York Stock Exchange, or, if not reported for such Exchange, on the Composite Tape, or, in case no such reported sale takes place on such day, the average of the reported closing bid and asked prices regular way on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or, if not listed or admitted to trading on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market as furnished by any New York Stock Exchange member firm selected from time to time by the Corporation for that purpose, or, if no such quotations are available, the fair market price as determined by the Corporation (whose determination shall be conclusive); and the term "Trading Day" shall mean, so long as the Common Stock is listed or admitted to trading on the New York Stock Exchange (or any successor to such Exchange), a date on which the New York Stock Exchange (or such successor) is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on such Exchange, a date on which the principal national securities exchange on which the Common Stock is listed is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on any national securities exchange, a date on which any New York Stock Exchange member firm is open for the transaction of business.

            (11) If either of the following shall occur, namely: (a) any consolidation or merger to which the Corporation is a party, other than a consolidation or a merger in which consolidation or merger the Corporation is a continuing corporation and which does not result in any reclassification of, or change (other than a change in par value or from par value to no par value or from no par value to par value, or as a result of a subdivision or combination) in, outstanding shares of the Common Stock, or (b) any sale or conveyance to another corporation of the property of the Corporation as an entirety or substantially as an entirety; then the holder of each share then outstanding shall have the right to convert such share only into the kind and amount of shares of stock and other securities and property receivable upon such consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock issuable upon conversion of such share immediately prior to such consolidation, merger, sale or conveyance, subject to adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in paragraph (4) of this subdivision (f). The provisions of this paragraph (11) shall similarly apply to successive consolidations, mergers, sales or conveyances.

          (12) Notwithstanding anything else contained in this Section 10, any funds which at any time shall have been deposited by the Corporation or on its behalf with any paying agent for the purpose of paying dividends on or the redemption price of any of the shares of this Series and which shall not be required for such purposes because of the conversion of such shares, as provided in this subdivision (f), shall, upon delivery to the paying agent of evidence satisfactory to it of such conversion, after such conversion be repaid to the Corporation by the paying agent.

          (13) Any shares of this Series which shall at any time have been converted into shares of Common Stock shall, after such conversion, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors.

        (g) Liquidation Rights. (1) Upon the liquidation, dissolution or winding up of the Corporation, the holders of the shares of this Series shall be entitled to receive out of the assets of the Corporation available for distribution to its stockholders, before any payment or distribution shall be made on the Common Stock, the amount of $25 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final distribution.

          (2) The Preferred Stock of all series shall be preferred over the Common Stock as to assets in the event of any liquidation, dissolution or winding up of the Corporation, and in that event the holders of the Preferred Stock of each series shall be entitled to receive, out of the assets of the Corporation available for distribution to its stockholders, an amount determined as provided in this Section 10 or pursuant to Article Fourth of this Second Restated Certificate of Incorporation, as the case may be, for every share of their holdings of the Preferred Stock of such series before any distribution of the assets shall be made to the holders of the Common Stock; and, if in the event of any such liquidation, dissolution or winding up the holders of all series of the Preferred Stock shall have received all the amounts to which they shall be entitled as aforesaid, the holders of the Common Stock shall be entitled, to the exclusion of the holders of the Preferred Stock of all series, to share ratably in all the assets of the Corporation available for distribution to the stockholders then remaining according to the number of shares of the Common Stock held by them respectively. If upon any liquidation, dissolution or winding up of the Corporation the amounts payable on or with respect to the Preferred Stock of all series are not paid in full, the holders of shares of the Preferred Stock of all series shall share ratably in any distribution of assets according to the respective amounts which would be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to the Preferred Stock of all series were paid in full.

          (3) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all the property and assets of the Corporation nor the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation shall be deemed to be a liquidation, dissolution or winding up of the Corporation for the purposes of this subdivision (g).

        (h) Date of Cumulation. The term "date of cumulation" as used herein with reference to the Preferred Stock of any series shall be deemed to mean the date on which shares of the Preferred Stock of such series are first issue.

     In the event of the issue of additional shares of the Preferred Stock of any then existing series, all dividends paid on the Preferred Stock of such series prior to the issue of such additional shares, and all dividends declared and payable to holders of record of the Preferred Stock of such series on any date prior to the issue of such additional shares, shall be deemed to have been paid on such additional shares.

     11. $3.50 Cumulative Convertible Preferred Stock (Par Value $1 Per Share). The following are the voting powers, designation, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the series of Preferred Stock designated by the Board of Directors of the Corporation as the "$3.50 Cumulative Convertible Preferred Stock" by resolution dated February 25, 1993, consisting of 5,123,200 shares:

        (a) Designation. The designation of the series of Preferred Stock created by such resolution shall be $3.50 Cumulative Convertible Preferred Stock (hereinafter in this Section 11 of Article Fourth called "this Series").

        (b) Dividend Rate. Out of the surplus or net profits of the Corporation legally available for dividends the holders of this Series shall be entitled to receive, when and as declared by the Board of Directors, dividends at the rate of $3.50 per share per annum, and no more, payable quarterly on the tenth days of March, June, September and December in each year (each such day being hereinafter called a dividend date and each quarterly or shorter (in the case of the first such period) period ending with a dividend date being hereinafter called a dividend period), in each case from the date of cumulation (as defined in subdivision (h) of this Section 11) of this Series (provided, however, that, if the date of cumulation of this Series shall be a date less than 30 days prior to a dividend date, the dividend that would otherwise be payable on such dividend date shall be payable on the next succeeding dividend date), before any sum or sums shall be set aside pursuant to subdivision (c) of this Section 11 or subdivision (b) or (f) of Section 3 of Article Fourth of this Second Restated Certificate of Incorporation for the purchase or redemption of Preferred Stock of any series and before any dividend shall be declared or paid upon or set apart for, or any other distribution shall be ordered or made in respect of, or any payment shall be made on account of the purchase or redemption of, the Preference Stock (as such term is defined in this Second Restated Certificate of Incorporation) or the Common Stock; and such dividends upon the Preferred Stock shall be cumulative (whether or not in any dividend period or periods there shall be surplus or net profits of the Corporation legally available for the payment of such dividends), so that, if at any time dividends upon the outstanding Preferred Stock of all series at the respective per annum rates determined for such series from the date of cumulation of each such series to the end of the then current dividend period shall not have been paid or declared and a sum sufficient for the payment thereof set apart for such payment, the amount of the deficiency shall be fully paid, but without interest, or dividends in such amount declared on each such series and a sum sufficient for the payment thereof set apart for such payment, before any sum or sums shall be set aside pursuant to subdivision (c) of this Section 11 or subdivision (b) or (f) of
Section 3 of Article Fourth of this Second Restated Certificate of Incorporation for the purchase or redemption of Preferred Stock of any series and before any dividend shall be declared or paid upon or set apart for, or any other distribution shall be ordered or made in respect of, or any payment shall be made on account of the purchase or redemption of, the Preference Stock or the Common Stock.

       All dividends declared on the Preferred Stock for any dividend period shall be declared pro rata so that the amounts of dividends per share declared for such period on the Preferred Stock of different series that were outstanding during such period shall in all cases bear to each other the same proportions that the respective dividend rates of such series for such period bear to each other (adjusted, as appropriate, if shares of any series were not outstanding during all such period). No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments which may be in arrears. Dividends payable on this Series for any period less than a full quarterly period shall be computed on the basis of the number of days elapsed in a 360-day year consisting of twelve months of 30 days each.

        (c) Redemption. (1) Shares of this Series shall be redeemable at any time on or after March 10, 1996, at the option of the Corporation, either in whole or in part, at a price equal to the sum of (a) the redemption price per share set forth below for the date fixed for redemption for such shares:

Redemption date during 12-month                        Redemption
period beginning March 10                                 Price
_______________________________                        __________

1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . $52.45
1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . $52.10
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . $51.75
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . $51.40
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . $51.05
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . $50.70
2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . $50.35
2003 and thereafter. . . . . . . . . . . . . . . . . . . . $50.00 plus (b) in each case a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the redemption date; provided, however, that shares of this Series shall be redeemed only after full cumulative dividends upon the Preferred Stock of all series then outstanding shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring and setting apart for payment, full dividends on the Preferred Stock of all series then outstanding (except the shares of the Preferred Stock to be redeemed) to the end of the current dividend period.

          (2) If less than all the outstanding shares of this Series are to be redeemed by the Corporation, the number of shares to be redeemed shall be determined by the Board of Directors and the shares to be redeemed shall be determined by lot or pro rata or in such fair and equitable other manner as may be prescribed by resolution of the Board of Directors.

          (3) Notice of any redemption of shares of this Series, specifying the time and place of redemption, the redemption price and that the dividends on the shares to be redeemed shall cease to accrue on the redemption date or date of deposit referred to below, shall be mailed by first-class mail, postage prepaid, to each holder of record of the shares to be redeemed, at such holder's address of record, not less than 30 days prior to the redemption date; if less than all the shares owned by a stockholder are then to be redeemed, the notice shall also specify the number of shares thereof which are to be redeemed and the numbers of the certificates representing such shares. Upon surrender in accordance with such notice of the certificates for the number of shares to be redeemed, duly endorsed in blank or accompanied by proper instruments of assignment or transfer thereof duly endorsed in blank, such shares shall be redeemed by the Corporation at the applicable redemption price. If less than all the shares represented by any such certificate shall be redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof. From and after the date fixed in any such notice as the date of redemption (unless default shall be made by the Corporation in providing moneys for the payment of the redemption price pursuant to such notice), or, if the Corporation shall so elect, from and after a date (hereinafter called the date of deposit), prior to the date fixed as the date of redemption, on which the Corporation shall provide moneys for the payment of the redemption price by depositing the amount thereof for the account of the holders of the shares of this Series entitled thereto with a bank or trust company doing business in the Borough of Manhattan in The City of New York, and having capital and surplus of at least ten million dollars ($10,000,000) pursuant to notice of such election included in the notice of redemption specifying the date on which such deposit will be made, all dividends on the shares of this Series called for redemption shall cease to accrue and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the redemption price as hereinafter provided and, in the case of such deposit, any conversion rights not theretofore expired, shall cease and terminate, and such shares shall not after the redemption date be deemed to be outstanding. After the deposit of such amount with such bank or trust company, the respective holders of record of the shares of this Series to be redeemed shall be entitled to receive the redemption price at any time upon actual delivery to such bank or trust company of certificates for the number of shares to be redeemed, duly endorsed in blank or accompanied by proper instruments of assignment and transfer thereof duly endorsed in blank. Any moneys so deposited which shall remain unclaimed by the holders of such shares of this Series at the end of six (6) years after the redemption date, together with any interest thereon which shall be allowed by the bank or trust company with which the deposit shall have been made, shall be paid by such bank or trust company to the Corporation, and thereafter the holders of shares of this Series redeemed on such redemption date shall look only to the Corporation for the payment of the redemption price thereof. Any interest accrued on any funds deposited with any such bank or trust company shall belong to the Corporation, and shall be paid to it from time to time on demand.

            (4) Any shares of this Series which shall at any time have been redeemed, shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors.

            (5) The holders of this Series shall be entitled to receive the redemption payments specified in this subdivision (c) if, when and as such payments shall be authorized by the Board of Directors, out of the assets of the Corporation legally available therefor.

        (d) Distributions to Holders of Preference Stock and Common Stock. Out of any surplus or net profits of the Corporation legally available for dividends remaining after full cumulative dividends upon the Preferred Stock of all series then outstanding shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring and setting apart for payment, full dividends on the Preferred Stock of all series then outstanding to the end of the then current dividend period and after the Corporation shall have complied with the provisions in respect of any and all amounts then or theretofore required to be set aside or applied in respect of any sinking fund or purchase fund with respect to the Preferred Stock of each series then outstanding and entitled to the benefit of a sinking fund or purchase fund, and shall have made provision for compliance in respect of the current sinking fund or purchase fund period for each such series of Preferred Stock, then and not otherwise, the holders of the Preference Stock and the Common Stock shall, subject to the provisions of this Second Restated Certificate of Incorporation, be entitled to receive such dividends as may from time to time be declared by the Board of Directors.

        (e) Voting. (1) Except for such voting powers as shall be granted to the holders of shares of this Series by this subdivision (e) or by law, and except for such voting powers, if any, as shall be granted to holders of shares of other series of Preferred Stock or Preference Stock, as contemplated by this Second Restated Certificate of Incorporation or by law, voting power shall be vested exclusively in the Common Stock. Holders of stock of whatever class entitled to vote shall be entitled to one vote for each share of stock held by them.

          (2) If at the time of any annual meeting of stockholders of the Corporation for the election of directors a default in preference dividends, as the term "default in preference dividends" is hereinafter defined, shall exist, (i) the holders of the Preferred Stock, voting separately as a class and without regard to series, shall have the right to elect two members of the Board of Directors but, except as provided in the following clause (ii), shall not be entitled to vote in the election of any of the other directors of the Corporation and (ii) if at the time of such meeting there shall be outstanding shares of more than one series of the Preferred Stock, the holders of the Preferred Stock of each series, if any, of which more than 5,000,000 shares are then outstanding, voting separately as a series, shall have the right to elect one member of the Board of Directors but, except as provided in the foregoing clause (i), shall not be entitled to vote in the election of any of the other directors of the Corporation; and the holders of the Common Stock, voting separately as a class, shall be entitled to elect the other directors of the Corporation, subject to the voting rights, if any, granted to the holders of the Preference Stock, but shall not be entitled to vote in the election of the directors of the Corporation to be elected as provided in the foregoing clauses (i) and (ii). Whenever a default in preference dividends shall commence to exist, the Corporation, upon the written request of the holders of 5% or more of the outstanding shares of Preferred Stock or the holders of 5% or more of the outstanding shares of any series of Preferred Stock that would be entitled to elect a director of the Corporation pursuant to clause (ii) of the preceding sentence if an annual meeting of the stockholders of the Corporation for the election of directors were then being held, shall call a special meeting of the holders of the Preferred Stock and if, at the time of such request, there shall be outstanding shares of more than one series of the Preferred Stock, shall also call a special meeting of the holders of the Preferred Stock of each series, if any, of which more than 5,000,000 shares are then outstanding, such special meeting or meetings to be held within 120 days after the date on which such request is received by the Corporation for the purpose of enabling such holders to elect members of the Board of Directors as provided in clauses (i) and (ii) of the preceding sentence; provided, however, that such special meeting or meetings need not be called if an annual meeting of stockholders of the Corporation for the election of directors shall be scheduled to be held within such 120 days; and provided further that in lieu of any such special meeting, the election of the directors to be elected thereat may be effected by the written consent of the holders of a majority of the outstanding shares that would be entitled to be voted upon at such special meeting. Prior to any such special meeting or meetings, the number of directors of the Corporation shall be increased to the extent necessary to provide as additional places on the Board of Directors the directorships to be filled by the directors to be elected thereat. Any director elected as aforesaid by the holders of shares of the Preferred Stock or of any series thereof shall cease to serve as such director whenever a default in preference dividends shall cease to exist. If, prior to the end of the term of any director elected as aforesaid by the holders of shares of the Preferred Stock or of any series thereof, or elected by the holders of any other class of stock or series thereof, a vacancy in the office of such director shall occur by reason of death, resignation, removal or disability, or for any other cause, such vacancy shall be filled for the unexpired term in the manner provided in the By-laws; provided, however, that if such vacancy shall be filled by election by the stockholders at a meeting thereof, the right to fill such vacancy shall be vested in the holders of that class of stock or series thereof which elected the director the vacancy in the office of whom is so to be filled, unless, in any such case, no default in preference dividends shall exist at the time of such election. For the purposes of this subdivision (e), a "default in preference dividends" shall be deemed to have occurred whenever the amount of dividends in arrears upon any series of the Preferred Stock shall be equivalent to six full quarter-yearly dividends or more, and, having so occurred, such default in preference dividends shall be deemed to exist thereafter until, but only until, all dividends in arrears on all shares of the Preferred Stock then outstanding, of each and every series, shall have been paid. The term "dividends in arrears" whenever used in this subdivision (e) with reference to the Preferred Stock of any series shall be deemed to mean (whether or not in any dividend period in respect of which such term is used there shall have been surplus or net profits of the Corporation legally available for the payment of dividends) that amount which shall be equal to cumulative dividends at the rate for the Preferred Stock of such series for all past quarterly dividend periods less the amount of all dividends paid, or deemed paid, for all such periods upon such Preferred Stock. Nothing herein contained shall be deemed to prevent an increase in the number of directors of the Corporation pursuant to its By-laws as from time to time in effect so as to provide as additional places on the Board of Directors the directorships to be filled by the directors so to be elected by the holders of the Preferred Stock or of any series thereof, or to prevent any other change in the number of the directors of the Corporation.

          (3) So long as any shares of the Preferred Stock of any series shall be outstanding, (i) the Corporation shall not, without the affirmative vote or written consent of the holders of two-thirds of the aggregate number of shares of the Preferred Stock of all series at the time outstanding, considered as a class without regard to series,

             (A) alter or change the powers, preferences or rights given to the Preferred Stock by this Second Restated Certificate of Incorporation so as to affect the Preferred Stock adversely, or

             (B) authorize, create or increase the number of authorized shares of any class of stock ranking, either as to payment of dividends or distribution of assets, prior to the Preferred Stock; and

(ii) the Corporation shall not, without the affirmative vote or written consent of the holders of a majority of the aggregate number of shares of the Preferred Stock of all series at the time outstanding, considered as a class without regard to series, increase the authorized amount of the Preferred Stock or authorize or create any class of stock ranking, either as to payment of dividends or distribution of assets, on a parity with the Preferred
Stock.

            (4) So long as any shares of this Series shall be outstanding, the Corporation shall not, without the affirmative vote or written consent of the holders of two-thirds of the number of shares of this Series at the time outstanding, alter or change the powers, preferences or rights given to the shares of this Series by this Second Restated Certificate of Incorporation so as to affect the shares of this Series adversely.

        (f) Conversion Rights. The holders of shares of this Series shall have the right, at their option, to convert each share of this Series into 2.392 shares of Common Stock of the Corporation at any time after 40 days from the date of cumulation on and subject to the following terms and conditions.

          (1) The shares of this Series shall be convertible at the office of any transfer agent for this Series, and at such other office or offices, if any, as the Board of Directors may designate, into fully paid and nonassessable shares (calculated as to each conversion to the nearest 1/100th of a share) of Common Stock of the Corporation, at the conversion price, determined as hereinafter provided, in effect at the time of conversion, each share of this Series being taken at $50.00 for the purpose of such conversion. The price at which shares of Common Stock shall be delivered upon conversion (herein called the "conversion price") shall be initially $20.90 per share of Common Stock. The conversion price shall be adjusted as provided in paragraph
(4) of this subdivision (f).

          (2) In order to convert shares of this Series into Common Stock the holder thereof shall surrender at any office hereinabove mentioned the certificate or certificates therefor, duly endorsed in blank or accompanied by proper instruments of assignment and transfer thereof duly endorsed in blank, together with any payment required by this paragraph (2) and transfer tax stamps or funds therefor, if required pursuant to paragraph (8) of this subdivision (f), and give written notice to the Corporation at said office that he elects to convert such shares. Shares of this Series surrendered for conversion during the period from the close of business on any record date for the payment of a dividend on such shares to the opening of business on the date for payment of such dividend shall (except in the case of shares which have been called for redemption on a redemption date within such period) be accompanied by payment of an amount equal to the dividend payable on such dividend payment date on the shares of this Series being surrendered for conversion. Except as provided in the preceding sentence, no payment or adjustment shall be made upon any conversion on account of any dividends accrued on the shares of this Series surrendered for conversion or on account of any dividends on the Common Stock issued upon such conversion.

     Shares of this Series shall be deemed to have been converted immediately prior to the close of business on the day of the surrender of such shares for conversion in accordance with the foregoing provisions, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock at such time; provided, however, that any such surrender on any date when the stock transfer books of the Corporation shall be closed shall constitute the person or persons in whose name or names the certificates for such shares of Common Stock are to be issued as the record holder or holders thereof for all purposes immediately prior to the close of business on the next succeeding day on which such stock transfer books are opened and such conversion shall be at the conversion price in effect at such time on such succeeding day. As promptly as practicable on or after the conversion date, the Corporation shall issue and shall deliver at said office a certificate or certificates for the number of full shares of Common Stock issuable upon such conversion, together with a cash payment in lieu of any fraction of a share, as hereinafter provided, to the person or persons entitled to receive the same. In case shares of this Series are called for redemption, the right to convert such shares shall cease and terminate at the close of business on the redemption date, unless default shall be made in payment of the redemption price.

          (3) No fractional shares of Common Stock shall be issued upon conversion of shares of this Series, but, instead of any fraction of a share of Common Stock which would otherwise be issuable in respect of the aggregate number of shares of this Series surrendered for conversion at one time by the same holder, the Corporation shall pay a cash adjustment of such fraction in an amount equal to the same fraction of the Closing Price of a share of Common Stock on the date on which such shares of this Series were duly surrendered for conversion, or, if such date is not a Trading Day, on the next Trading Day.

          (4) The conversion price shall be adjusted from time to time as follows:

             (A) In case the Corporation shall (i) pay a dividend or make a distribution on its outstanding shares of Common Stock in Common Stock, (ii) subdivide its outstanding shares of Common Stock, (iii) combine its outstanding shares of Common Stock into a smaller number of shares, or (iv) issue any shares by reclassification of its shares of Common Stock, the conversion price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be adjusted, effective at the opening of business on the business day next following such record date or effective date, so that the holder of any shares of this Series surrendered for conversion after such record date or effective date shall be entitled to receive the number of shares of capital stock of the Corporation which he would have owned or been entitled to receive had such shares of this Series been converted immediately prior to such time. If, as a result of an adjustment made pursuant to this clause (A), the holder of any share thereafter surrendered for conversion shall become entitled to receive shares of two or more classes of capital stock of the Corporation, the Board of Directors (whose determination shall be conclusive) shall determine the avocation of the adjusted conversion price between or among shares of such classes of capital stock.

             (B) In case the Corporation shall hereafter issue rights or warrants to all holders of its Common Stock entitling them (for a period expiring within 45 days after the record date mentioned below) to subscribe for or purchase shares of Common Stock at a price per share less than the current market price per share (as determined pursuant to clause (D) of this paragraph (4)) on the record date mentioned below, the conversion price shall be adjusted so that the same shall equal the price determined by multiplying the conversion price in effect immediately prior to such record date by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding on such record date plus the number of shares of Common Stock which the aggregate offering price of the total number of shares of Common Stock so offered would purchase at such current market price and of which the denominator shall be the number of shares of Common Stock outstanding on such record date plus the number of additional shares of Common Stock offered for subscription or purchase. Such adjustment shall become effective at the opening of business on the business day next following the record date for the determination of stockholders entitled to receive such rights or warrants; and to the extent that shares of Common Stock are not delivered after the expiration of such rights or warrants, the conversion price shall be readjusted (but only with respect to shares of this Series converted after such expiration) to the conversion price which would then be in effect had the adjustments made upon the distribution of such rights or warrants been made upon the basis of delivery of only the number of shares of Common Stock actually delivered. The right to acquire shares of Common Stock pursuant to the Corporation's Dividend Reinvestment Plan as in effect on March 2, 1993, as the same may be amended from time to time, or pursuant to any successor dividend reinvestment plan, shall not be deemed to be a right giving rise to any adjustment to the conversion price. For the purposes of this clause (B), the number of shares of Common Stock at any time outstanding shall not include shares held in the treasury of the Corporation. The Corporation shall not issue any rights or warrants in respect of shares of Common Stock held in the treasury of the Corporation.

             (C) In case the Corporation shall distribute to all holders of its Common Stock evidences of its indebtedness or assets (including securities, but excluding any cash dividend or distributions out of surplus or net profits legally available therefor and dividends referred to in clause (A) of this paragraph (4)) or subscription rights or warrants (excluding those referred to in clause (B) of this paragraph (4)), then in each such case the conversion price shall be adjusted so that the same shall equal the price determined by multiplying the conversion price in effect immediately prior to the record date mentioned below by a fraction of which the numerator shall be the current market price per share (determined as provided in clause (D) of this paragraph (4)) of the Common Stock on such record date less the then fair market value (as determined by the Board of Directors of the Corporation, whose determination shall be conclusive) of the portion of the assets or evidences of indebtedness so distributed or of such subscription rights or warrants applicable to one share of Common Stock, and the denominator shall be such current market price per share of the Common Stock. Such adjustment shall become effective on the opening of business on the business day next following the record date for the determination of stockholders entitled to receive such distribution. The right of holders of Common Stock to acquire Series A Junior Participating Preferred Stock of Bethlehem pursuant to the Corporation's Stockholder Rights Plan, as the same may be amended from time to time, shall not be deemed to be a right giving rise to any adjustment to the conversion price.

             (D) For the purpose of any computation under clause (B) or (C) of this paragraph (4), the current market price per share of Common Stock on any date shall be deemed to be the average of the daily Closing Price for the 30 consecutive Trading Days selected by the Corporation commencing not more than 45 Trading Days before the day in question.

             (E) In any case in which this paragraph (4) shall require that an adjustment as a result of any event become effective at the opening of business on the business day next following a record date, the Corporation may elect to defer until after the occurrence of such event (i) issuing to the holder of any shares of this Series converted after such record date and before the occurrence of such event the additional shares of Common Stock issuable upon such conversion over and above the shares of Common Stock issuable upon such conversion on the basis of the conversion price prior to adjustment and (ii) paying to such holder any amount in cash in lieu of a fractional share of Common Stock pursuant to paragraph (3) of this subdivision
(f); and, in lieu of the shares the issuance of which is so deferred, the Corporation shall issue or cause its transfer agents to issue due bills or other appropriate evidence of the right to receive such shares should such event occur.

             (F) Any adjustment in the conversion price otherwise required by this paragraph (4) to be made may be postponed up to, but not beyond, three years from the date on which it would otherwise be required to be made provided that such adjustment (plus any other adjustments postponed pursuant to this clause (F) and not theretofore made) would not require an increase or decrease of more than $0.50 in such price and would not, if made, entitle the holders of all then outstanding shares of this Series upon conversion to receive additional shares of Common Stock equal in the aggregate to 3% or more of the then issued and outstanding shares of Common Stock. All calculations under this subdivision (f) shall be made to the nearest cent or to the nearest 1/l00th of a share, as the case may be.

             (G) The Corporation may (but shall not be obligated to) make such reductions in the conversion price, in addition to those required by clauses
(A), (B) and (C) of this paragraph (4), as it considers to be advisable in order to avoid or diminish any income tax to a recipient of any dividend of stock (or rights to acquire stock) or from any event treated as such for Federal income tax purposes.

          (5) Whenever the conversion price is adjusted as herein provided:

             (A) the Corporation shall compute the adjusted conversion price in accordance with this subdivision (f) and shall prepare a certificate signed by the Treasurer of the Corporation setting forth the adjusted conversion price, and such certificate shall forthwith be filed with the transfer agent or agents for this Series; and

             (B) a notice stating that the conversion price has been adjusted and setting forth the adjusted conversion price shall, as soon as practicable, be mailed to the holders of record of the outstanding shares of this Series.

          (6) In case:

             (A) the Corporation shall declare a dividend (or any other distribution) on its Common Stock payable otherwise than in cash out of its retained earnings; or

             (B) the Corporation shall authorize the granting to the holders of its Common Stock of rights to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

             (C) of any reclassification of the capital stock of the Corporation (other than a subdivision or combination of its outstanding shares of Common Stock), or of any consolidation or merger to which the Corporation is a party and for which approval of any stockholders of the Corporation is required, or of the sale or transfer of all or substantially all the assets of the Corporation; or

             (D) of the voluntary or involuntary dissolution, liquidation or winding up of the Corporation;

then the Corporation shall cause to be mailed to the transfer agent or agents for this Series and to the holders of record of the outstanding shares of this Series, at least 20 days (or 10 days in any case specified in clause (A) or (B) of this paragraph (6)) prior to the applicable record date hereinafter specified, a notice stating (x) the date on which a record is to be taken for the purpose of such dividend, distribution or rights, or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distribution or rights are to be determined, or (y) the date on which such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up.

          (7) The Corporation shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock, for the purpose of effecting the conversion of the shares of this Series, the full number of shares of Common Stock then deliverable upon the conversion of all shares of this Series then outstanding, provided, that nothing contained herein shall be construed to preclude the Corporation from satisfying its obligations in respect of the conversion of the shares by delivery of purchased shares of Common Stock which are held in the treasury of the Corporation.

          (8) The Corporation shall pay any and all taxes that may be payable in respect of the issuance or delivery of shares of Common Stock on conversion of shares of this Series pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock in a name other than that in which the shares of this Series so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue shall have paid to the Corporation the amount of any such tax, or shall have established, to the satisfaction of the Corporation, that such tax shall have been paid.

          (9) For the purpose of this subdivision (f) the term "Common Stock" shall include any stock of any class of the Corporation which has no preference in respect of dividends or of amounts in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and which is not subject to redemption by the Corporation. However, except as otherwise provided in paragraph (11) of this subdivision (f), shares issuable on conversion of shares of this Series shall include only shares of the class designated as Common Stock of the Corporation as of the original date of issue of this Series or shares of any class or classes resulting from any reclassification or reclassifications thereof and which have no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation and which are not subject to redemption by the Corporation, provided that if at any time there shall be more than one such resulting class, the shares of each such class then so issuable shall be substantially in the proportion which the total number of shares of such class resulting from all such reclassification bears to the total number of shares of all such classes resulting from all such reclassifications.

          (10) As used in this subdivision (f), the term "Closing Price" on any day shall mean the reported last sales price regular way on such day on the New York Stock Exchange, or, if not reported for such Exchange, on the New York Stock Exchange Composite Tape, or, in case no such reported sale takes place on such day, the average of the reported closing bid and asked prices regular way on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or, if not listed or admitted to trading on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market as furnished by any New York Stock Exchange member firm selected from time to time by the Corporation for that purpose, or, if no such quotations are available, the fair market price as determined by the Corporation (whose determination shall be conclusive); and the term "Trading Day" shall mean, so long as the Common Stock is listed or admitted to trading on the New York Stock Exchange (or any successor to such Exchange), a date on which the New York Stock Exchange (or such successor) is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on such Exchange, a date on which the principal national securities exchange on which the Common Stock is listed is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on any national securities exchange, a date on which any New York Stock Exchange member firm is open for the transaction of business.

            (11) If either of the following shall occur, namely: (a) any consolidation or merger to which the Corporation is a party, other than a consolidation or a merger in which consolidation or merger the Corporation is a continuing corporation and which does not result in any reclassification of, or change (other than a change in par value or from par value to no par value or from no par value to par value, or as a result of a subdivision or combination) in, outstanding shares of the Common Stock, or (b) any sale or conveyance to another corporation of the property of the Corporation as an entirety or substantially as an entirety; then the holder of each share then outstanding shall have the right to convert such share only into the kind and amount of shares of stock and other securities and property receivable upon such consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock issuable upon conversion of such share immediately prior to such consolidation, merger, sale or conveyance, subject to adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in paragraph (4) of this subdivision (f). The provisions of this paragraph (11) shall similarly apply to successive consolidations, mergers, sales or conveyances.

          (12) Notwithstanding anything elsewhere contained in this Section 11, any funds which at any time shall have been deposited by the Corporation or on its behalf with any paying agent for the purpose of paying dividends on or the redemption price of any of the shares of this Series and which shall not be required for such purposes because of the conversion of such shares, as provided in this subdivision (f), shall, upon delivery to the paying agent of evidence satisfactory to it of such conversion, after such conversion be repaid to the Corporation by the paying agent.

          (13) Any shares of this Series which shall at any time have been converted into shares of Common Stock shall, after such conversion, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors.

        (g) Liquidation Rights. (1) Upon the liquidation, dissolution or winding up of the Corporation, the holders of the shares of this Series shall be entitled to receive out of the assets of the Corporation available for distribution to its stockholders, before any payment or distribution shall be made to the holders of the Preference Stock or the Common Stock, the amount of $50 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final distribution.

          (2) The Preferred Stock of all series shall be preferred over the Preference Stock and the Common Stock as to assets in the event of any liquidation, dissolution or winding up of the Corporation, and in that event the holders of the Preferred Stock of each series shall be entitled to receive, out of the assets of the Corporation available for distribution to its stockholders, an amount determined as provided in this Section 11 or pursuant to Article Fourth of this Second Restated Certificate of Incorporation, as the case may be, for every share of their holdings of the Preferred Stock of such series before any distribution of the assets shall be made to the holders of the Preference Stock or the Common Stock; and, if in the event of any such liquidation, dissolution or winding up the holders of all series of the Preferred Stock shall have received all the amounts to which they shall be entitled as aforesaid, the holders of the Preference Stock and the Common Stock shall be entitled, to the exclusion of the holders of the Preferred Stock of all series, to share ratably in all the assets of the Corporation available for distribution to the stockholders then remaining according to the number of shares and terms of the Preference Stock and the Common Stock held by them respectively. If upon any liquidation, dissolution or winding up of the Corporation the amounts payable on or with respect to the Preferred Stock of all series are not paid in full, the holders of shares of the Preferred Stock of all series shall share ratably in any distribution of assets according to the respective amounts which would be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to the Preferred Stock of all series were paid in full.

          (3) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all the property and assets of the Corporation nor the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation shall be deemed to be a liquidation, dissolution or winding up of the Corporation for the purposes of this subdivision (g).

        (h) Date of Cumulation. The term "date of cumulation" as used in this
Section 11 with reference to the Preferred Stock of any series shall be deemed to mean the date on which shares of the Preferred Stock of such series are first issued.

     In the event of the issue of additional shares of the Preferred Stock of any then existing series, all dividends paid on the Preferred Stock of such series prior to the issue of such additional shares, and all dividends declared and payable to holders of record of the Preferred Stock of such series on any date prior to the issue of such additional shares, shall be deemed to have been paid on such additional shares.

     12. Employee Stock Ownership Plan Convertible Preference Stock, Series A (Par Value $1 Per Share; Stated Value $32 Per Share). The following are the voting powers, designation, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the series of Preference Stock designated by the Board of Directors of the Corporation as the "Employee Stock Ownership Plan Convertible Preference Stock, Series A" by resolution dated September 30, 1987, consisting of 6,000,000 shares:

        (a) Designation and Issuance. The designation of the series of Preference Stock created by such resolution shall be Employee Stock Ownership Plan Convertible Preference Stock, Series A (hereinafter in this Section 12 of Article Fourth called "this Series"). As more fully described in the Employee Stock Ownership Plan (the "ESOP") established in connection with the USWA-Bethlehem 1986 Labor Agreement (the "Labor Agreement"), there has been established a trust (the "Trust") for the benefit of Employees (as defined in the ESOP) participating in the ESOP, and all shares of this Series shall be issued to and shall be held by the Trust and shall not, without the prior written consent of the Corporation, be transferable (other than to the Corporation upon redemption or conversion, as provided herein) by the Trust.

        (b) Dividend Rate and Payments. (1) Out of the surplus or net profits of the Corporation legally available for the payment of dividends, the holders of shares of this Series shall be entitled to receive, when and as such dividends may be declared by the Board of Directors, dividends at the rate of $1.60 per share per year, payable annually on April 1 of each year (each such day being hereinafter called a dividend date and each annual or shorter (in the case of the first such period) period ending with a dividend date being hereinafter called a dividend period), in each case from the date of cumulation (as defined in subdivision (h) of this Section 12) of such shares of this Series, before any payment shall be made on account of the purchase or redemption of the shares of any series of the Preference Stock, or any dividend shall be declared or paid upon or set apart for, or any other distribution shall be made in respect of, or any payment shall be made on account of the purchase of the Common Stock.

          (2) Only those shares of this Series outstanding on any record date established by the Board of Directors shall be entitled to the dividend payable on the following dividend date, but all such outstanding shares shall be entitled to the full annual dividend, even if some of or all such shares were not outstanding during all of the preceding year.

          (3) No dividend shall be declared or paid upon or set apart for, and no other distribution shall be ordered or made in respect of, nor shall any payment be made on account of the purchase or redemption of, any shares of this Series at any time that the Corporation, due to any failure to make payments with respect to any outstanding shares of Preferred Stock, shall be precluded from paying any dividends on or making other payments with respect to its Preference Stock. The full amount of dividends which holders of shares of this Series shall be entitled to receive shall be paid in full before any dividend, other than a dividend payable in shares of Common Stock, shall be declared or paid upon or set apart for, or any other distribution shall be ordered or made in respect of, or any payment shall be made on account of the purchase of, the Common Stock of the Corporation. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments which may be in arrears.

          (4) Dividends payable upon the shares of this Series shall be cumulative (whether or not in any dividend period or periods there shall be surplus or net profits of the Corporation legally available for the payment of such dividends), so that, if at any time dividends upon the outstanding shares of this Series at the per annum rate set forth above from the date of cumulation through the preceding dividend date shall not have been paid or declared and a sum sufficient for the payment thereof set apart for such payment, the amount of the deficiency shall be fully paid, but without interest, or dividends in such amount declared on the shares of this Series and a sum sufficient for the payment thereof set apart for such payment, before any payment shall be made on account of the purchase or redemption of the shares of any series of the Preference Stock, or any dividend shall be declared or paid upon or set apart for, or any other distribution shall be made in respect of, or any payment shall be made in respect of, or any payment shall be made on account of the purchase of, the Common Stock.

          (5) Each such annual dividend shall be payable, at the option of the Board of Directors of the Corporation, either (i) in shares of this Series, with such shares being valued for such purpose at their stated value of $32.00 per share, (ii) in shares of Common Stock of the Corporation, with the Common Stock being valued for such purpose at the average Closing Price (as defined in subdivision (f) of this Section 12) on the New York Stock Exchange for the 20 Trading Days (as defined in subdivision (f) of this Section 12) ended on the last business day in March preceding the date of payment or (iii) in cash.

          (6) Shares of this Series shall rank on a parity as to dividends with any other series of Preference Stock unless the provisions of such other series provide otherwise; provided, however, that each such series of Preference Stock so ranking on a parity may bear dividends payable at rates and on dates different from any other such series of Preference Stock.

        (c) Redemption and Mandatory Conversion. (1) Shares of this Series shall be redeemable at the option of the Corporation at any time, either in whole or in part, at a redemption price (the "Redemption Price") of $32.00 per share; provided, however, that shares of this Series shall be redeemed only after full cumulative dividends upon all shares of this Series then outstanding shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring or setting apart for payment, full dividends on all shares of this Series then outstanding (except the shares of this Series to be redeemed) to the end of the current dividend period. In the case of any redemption of less than all the outstanding shares of this Series, such redemption shall be made on a pro rata basis among the holders of shares. In addition, should the Closing Price of the Common Stock on the New York Stock Exchange exceed the Conversion Price (as hereinafter defined) for 20 consecutive Trading Days, the Corporation may, by notice mailed at any time within 30 days after the end of any such 20-day period, require that any of or all the then outstanding shares of this Series be converted into Common Stock, as more fully provided in subdivision (f) of this
Section 12.

          (2) Notice of any redemption or mandatory conversion of shares of this Series, specifying the time and place of redemption or conversion and that the dividends on the shares to be redeemed or converted shall cease to accrue on the redemption or conversion date, shall be mailed by first class mail, postage prepaid, to each holder of record of the shares to be redeemed, at such holder's address of record, not less than 30 days prior to the redemption or conversion date; and if less than all the shares owned by a stockholder are then to be redeemed or converted, the notice shall also specify the number of shares thereof which are to be redeemed or converted and the numbers of the certificates representing such shares. Upon surrender in accordance with such notice of the certificates for the number of shares to be redeemed or converted, duly endorsed in blank or accompanied by proper instruments of assignment or transfer thereof duly endorsed in blank, such shares shall be redeemed or converted by the Corporation as provided herein. If less than all the shares represented by any such certificate shall be redeemed or converted, a new certificate shall be issued representing the unredeemed or unconverted shares without cost to the holder thereof. From and after the date fixed in any such notice as the date of redemption or conversion (unless default shall be made by the Corporation in providing moneys or Common Stock for the payment of the redemption price or completion of conversion pursuant to such notice), all dividends on the shares of this Series subject to such notice shall cease to accrue and all rights of any holder thereof as a stockholder of the Corporation (except the right to receive the Redemption Price or Common Stock as hereinafter provided) shall cease and terminate, and such shares shall not after the redemption or conversion date be deemed to be outstanding.

          (3) Any shares of this Series which shall at any time have been redeemed, shall, after such redemption, have the status of authorized but unissued shares of Preference Stock without designation as to series until such shares are once more designated as a part of a particular series by the Board of Directors. The Board of Directors may, at any time, adopt a resolution providing that no further shares of this Series shall be issued and directing that the authorized number of shares of this Series be reduced to the number of shares of this Series then outstanding, in which case (upon compliance with any applicable requirements of law) any authorized shares of this Series not theretofore issued shall have the status of authorized but unissued shares of Preference Stock without designation as to series until such shares are once more designated as a part of a particular series.

        (d) Distributions to Holders of Preference Stock and Common Stock. Out of any surplus or net profits of the Corporation legally available for dividends remaining after full cumulative dividends upon the Preferred Stock of all series then outstanding shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring and setting apart for payment, full dividends on the Preferred Stock of all series then outstanding to the end of the then current dividend period and after the Corporation shall have complied with the provisions in respect of any and all amounts then or theretofore required to be set aside in respect of any sinking fund or purchase fund with respect to the Preferred Stock of each series then outstanding and entitled to the benefit of a sinking fund or purchase fund, and shall have made provision for compliance in respect of the current sinking fund or purchase fund period for each such series of Preferred Stock, then and not otherwise the holders of this Series shall be entitled to or may receive dividends and redemption payments as provided by subdivisions (b) and (c) of this Section 12. Out of any surplus or net profits of the Corporation legally available for dividends remaining after full cumulative dividends upon the shares of this Series then outstanding shall have been paid through the preceding dividend date, and after the Corporation shall have complied with the provisions in respect of any and all amounts then or theretofore required to be set aside or applied in respect of any redemption payments in respect of shares of this Series, then and not otherwise, the holders of the Common Stock shall, subject to the rights of any other series of Preference Stock then outstanding and to the provisions of this Second Restated Certificate of Incorporation, be entitled to receive such dividends as may from time to time be declared by the Board of Directors.

          (e) Voting. (1) Holders of shares of this Series shall be entitled to one vote per share with respect to the election of Directors and all other matters required to be submitted to holders of Common Stock. Except as provided in paragraph (2) of this subdivision (e) and except as may be required by applicable law, holders of shares of this Series shall not be entitled to vote as a separate class with respect to any matter.

          (2) So long as any shares of this Series shall be outstanding, the Corporation shall not, without the affirmative vote or written consent of the holders of a majority of the aggregate number of shares of this Series at the time outstanding (or such greater percentage as may be required under applicable law), acting as a single class,

             (A) alter or change the powers, preferences or rights given to this Series by this Second Restated Certificate of Incorporation so as to affect such powers, preferences or rights adversely;

             (B) authorize, create or increase the number of authorized shares of any class of stock ranking, either as to payment of dividends or distribution of assets, prior to the Preference Stock;

             (C) increase the authorized amount of the Preference Stock or authorize or create any class of stock ranking, either as to payment of dividends or distribution of assets, on a parity with the Preference Stock; or

             (D) authorize or create any series of Preference Stock ranking, either as to payment of dividends or distribution of assets, prior to this Series.

          (f) Conversion Rights. The holders of shares of this Series shall have the right, at their option, at any time, to convert each share of this Series into one share (adjusted as provided below) of Common Stock, and the Corporation shall have the right to require such conversion as provided in subdivision (c) of this Section 12, on and subject to the following terms and conditions:

          (1) The shares of this Series shall be convertible at the office of any transfer agent for this Series, and at such other office or offices, if any, as the Board of Directors may designate, upon surrender of such shares as provided in this subdivision (f), into fully paid and nonassessable shares (calculated as to each conversion to the nearest 1/100th of a share) of Common Stock, at the Conversion Price (as hereinafter defined) in effect at the time of conversion, each share of this Series being valued, for purposes of such conversion, at $32.00 plus (i) the amount of any unpaid dividends accrued to the next preceding dividend date or (ii) in the case of a mandatory conversion by the Corporation pursuant to subdivision (c) of this Section 12, the amount of unpaid dividends accrued to the date of conversion. The price at which shares of Common Stock shall be delivered upon conversion initially shall be $32.00 per share, subject to adjustment as provided in paragraph (4) of this subdivision (f) (the "Conversion Price").

          (2) In order to convert shares of this Series into Common Stock the holder thereof shall surrender at any office hereinabove mentioned the certificate or certificates therefor, duly endorsed in blank or accompanied by proper instruments of assignment and transfer thereof duly endorsed in blank, together with any payment required by this paragraph (2) and transfer tax stamps or funds therefor, if required pursuant to paragraph (8) of this subdivision (f), and shall state in writing the name or names in which the holder wishes the certificate or certificates for shares of Common Stock to be issued. In the case of conversion at the option of such holder, such holder shall give written notice to the Corporation at said office that he elects to convert such shares. Except as provided in paragraph (1) of this subdivision
(f), no payment or adjustment shall be made upon any conversion on account of any dividends accrued on the shares of this Series surrendered for conversion or on account of any dividends on the Common Stock issued upon such conversion.

     Shares of this Series shall be deemed to have been converted immediately prior to the close of business on the day of the surrender (or the date specified in the notice referred to in subdivision (c) of this Section 12 in the case of a mandatory conversion) of such shares for conversion in accordance with the foregoing provisions, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock at such time; provided, however, that any such surrender on any date when the stock transfer books of the Corporation shall be closed shall constitute the person or persons in whose name or names the certificates for such shares of Common Stock are to be issued as the record holder or holders thereof for all purposes immediately prior to the close of business on the next succeeding day on which such stock transfer books are opened and such conversion shall be at the conversion price in effect at such time on such succeeding day. As promptly as practicable on or after the conversion date, the Corporation shall issue and shall deliver at said office a certificate or certificates for the number of full shares of Common Stock issuable upon such conversion, together with a cash payment in lieu of any fraction of a share, as hereinafter provided, to the person or persons entitled to receive the same. In case shares of this Series are called for redemption, the right to convert such shares shall cease and terminate at the close of business on the redemption date, unless default shall be made in payment of the redemption price.

          (3) No fractional shares of Common Stock shall be issued upon conversion of shares of this Series, but, instead of any fraction of a share of Common Stock which would otherwise be issuable in respect of the aggregate number of shares of this Series surrendered for conversion at one time by the same holder, the Corporation shall pay a cash adjustment of such fraction in an amount equal to the same fraction of the Closing Price of a share of Common Stock on the date on which such shares of this Series were duly surrendered for conversion, or, if such date is not a Trading Day, on the next Trading Day.

          (4) The Conversion Price shall be adjusted from time to time as follows:

             (A) In case the Corporation shall (i) pay a dividend or make a distribution on its outstanding shares of Common Stock in Common Stock, (ii) subdivide its outstanding shares of Common Stock, (iii) combine its outstanding shares of Common Stock into a smaller number of shares, or (iv) issue any shares by reclassification of its shares of Common Stock, the Conversion Price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be adjusted, effective at the opening of business on the business day next following such record date or effective date, so that the holder of any shares of this Series surrendered for conversion after such record date or effective date shall be entitled to receive the number of shares of capital stock of the Corporation which he would have owned or been entitled to receive had such shares of this Series been converted immediately prior to such time. If, as a result of an adjustment made pursuant to this clause (A), the holder of any share thereafter surrendered for conversion shall become entitled to receive shares of two or more classes of capital stock of the Corporation, the Board of Directors (whose determination shall be conclusive) shall determine the allocation of the adjusted Conversion Price between or among shares of such classes of capital stock.

             (B) In case the Corporation shall hereafter issue rights or warrants to all holders of its Common Stock entitling them (for a period expiring within 45 days after the record date mentioned below) to subscribe for or purchase shares of Common Stock at a price per share less than the current market price per share (as determined pursuant to clause (D) of paragraph (4) of this subdivision (f)) on the record date mentioned below, the Conversion Price shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately prior to such record date by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding on such record date plus the number of shares of Common Stock which the aggregate offering price of the total number of shares of Common Stock so offered would purchase at such current market price and of which the denominator shall be the number of shares of Common Stock outstanding on such record date plus the number of additional shares of Common Stock offered for subscription or purchase. Such adjustment shall become effective at the opening of business on the business day next following the record date for the determination of stockholders entitled to receive such rights or warrants; and to the extent that shares of Common Stock are not delivered after the expiration of such rights or warrants, the Conversion Price shall be readjusted (but only with respect to shares of this Series converted after such expiration) to the Conversion Price which would then be in effect had the adjustments made upon the distribution of such rights or warrants been made upon the basis of delivery of only the number of shares of Common Stock actually delivered. The right to acquire shares of Common Stock pursuant to the Corporation's Dividend Reinvestment Plan as the same may be amended from time to time, or pursuant to any successor dividend reinvestment plan, shall not be deemed to be a right giving rise to any adjustment to the Conversion Price. For the purposes of this clause (B), the number of shares of Common Stock at any time outstanding shall not include shares held in the treasury of the Corporation.

             (C) In case the Corporation shall distribute to all holders of its Common Stock evidences of its indebtedness or assets (including securities, but excluding any cash dividend or distributions out of surplus or net profits legally available therefor and dividends referred to in clause (A) of paragraph (4) of this subdivision (f)) or subscription rights or warrants (excluding those referred to in clause (B) of paragraph (4) of this subdivision (f)) then in each such case the Conversion Price shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately prior to the record date mentioned below by a fraction of which the numerator shall be the current market price per share (determined as provided in clause (D) of paragraph (4) of this subdivision (f)) of the Common Stock on such record date less the then fair market value (as determined by the Board of Directors of the Corporation, whose determination shall be conclusive) of the portion of the assets or evidences of indebtedness so distributed or of such subscription rights or warrants applicable to one share of Common Stock, and the denominator shall be such current market price per share of the Common Stock. Such adjustment shall become effective on the opening of business on the business day next following the record date for the determination of stockholders entitled to receive such distribution.

             (D) For the purpose of any computation under clause (B) or (C) of paragraph (4) of this subdivision (f), the current market price per share of Common Stock on any date shall be deemed to be the average of the daily Closing Price for the 30 consecutive Trading Days selected by the Corporation commencing not more than 45 Trading Days before the day in question.

             (E) In any case in which this paragraph (4) shall require that an adjustment as a result of any event become effective at the opening of business on the business day next following a record date, the Corporation may elect to defer until after the occurrence of such event (i) issuing to the holder of any shares of this Series converted after such record date and before the occurrence of such event the additional shares of Common Stock issuable upon such conversion over and above the shares of Common Stock issuable upon such conversion on the basis of the Conversion Price prior to adjustment and (ii) paying to such holder any amount in cash in lieu of a fractional share of Common Stock pursuant to paragraph (3) of this subdivision
(f); and, in lieu of the shares the issuance of which is so deferred, the Corporation shall issue or cause its transfer agents to issue due bills or other appropriate evidence of the right to receive such shares should such event occur.

             (F) Any adjustment in the Conversion Price otherwise required by this paragraph (4) to be made may be postponed, provided that such adjustment (plus any other adjustments postponed pursuant to this clause (F) and not theretofore made) would not require an increase or decrease of more than $0.50 in such price and would not, if made, entitle the holders of all then outstanding shares of this Series upon conversion to receive additional shares of Common Stock equal in the aggregate to 3% or more of the then issued and outstanding shares of Common Stock. All calculations under this subdivision
(f), shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be.

             (G) The Corporation may (but shall not be obligated to) make such reductions in the Conversion Price, in addition to those required by clauses
(A), (B) and (C) of paragraph (4) of this subdivision (f), as it considers to be advisable in order that any event treated for Federal income tax purposes as a dividend of stock or stock rights shall not be taxable to the recipients.

          (5) Whenever the Conversion Price is adjusted as herein provided:

             (A) the Corporation shall compute the adjusted Conversion Price in accordance with this subdivision (f) and shall prepare a certificate signed by the Treasurer of the Corporation setting forth the adjusted Conversion Price, and such certificate shall forthwith be filed with the transfer agent or agents for this Series; and

             (B) a notice stating that the Conversion Price has been adjusted and setting forth the adjusted Conversion Price shall, as soon as practicable, be mailed to the holders of record of the outstanding shares of this Series.

          (6) In case:

             (A) the Corporation shall declare a dividend (or any other distribution) on its Common Stock payable otherwise than in cash out of funds legally available therefor; or

             (B) the Corporation shall authorize the granting to the holders of its Common Stock of rights to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

             (C) of any reclassification of the capital stock of the Corporation (other than a subdivision or combination of its outstanding shares of Common Stock), or of any consolidation or merger to which the Corporation is a party and for which approval of any stockholders of the Corporation is required, or of the sale or transfer of all or substantially all the assets of the Corporation; or

             (D) of the voluntary or involuntary dissolution, liquidation or winding up of the Corporation; then the Corporation shall cause to be mailed to the transfer agent or agents for this Series and to the holders of record of the outstanding shares of this Series, at least 20 days (or 10 days in any case specified in clause (A) or (B) of paragraph (4) of this subdivision (f)) prior to the applicable record date hereinafter specified, a notice stating
(x) the date on which a record is to be taken for the purpose of such dividend or distribution of rights, or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend or distribution of rights are to be determined, or (y) the date on which such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to convert or exchange their shares of Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up.

          (7) The Corporation shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock, for the purpose of effecting the conversion of the shares of this Series, the full number of shares of Common Stock then deliverable upon the conversion of all shares of this Series then outstanding, provided, however, that nothing contained in this paragraph (7) shall be construed to preclude the Corporation from satisfying its obligations in respect of the conversion of the shares by delivery of purchased shares of Common Stock which are held in the treasury of the Corporation.

          (8) The Corporation shall pay any and all taxes that may be payable in respect of the issuance or delivery of shares of Common Stock on conversion of shares of this Series pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock in a name other than that in which the shares of this Series so converted were regis- tered, and no such issue or delivery shall be made unless and until the person requesting such issue shall have paid to the Corporation the amount of any such tax, or shall have established, to the satisfaction of the Corporation, that such tax shall have been paid.

          (9) For the purpose of this subdivision (f) the term "Common Stock" shall include any stock of any class of the Corporation which has no preference in respect of dividends or of amounts in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and which is not subject to redemption by the Corporation. However, except as otherwise provided in paragraph (11) of this subdivision (f), shares issuable on conversion of shares of this Series shall include only shares of the class designated as Common Stock of the Corporation as of the original date of issue of this Series or shares of any class or classes resulting from any reclassification or reclassifications thereof and which have no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation and which are not subject to redemption by the Corporation, provided that if at any time there shall be more than one such resulting class, the shares of each such class then so issuable shall be substantially in the proportion which the total number of shares of such class resulting from all such reclassifications bears to the total number of shares of all such classes resulting from all such reclassifications.

          (10) As used in this Section 12, the term "Closing Price" on any day shall mean the reported last sales price regular way on such day on the New York Stock Exchange, or, if not reported for such Exchange, on the Composite Tape, or, in case no such reported sale takes place on such day, the average of the reported closing bid and asked prices regular way on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or, if not listed or admitted to trading on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market as furnished by any New York Stock Exchange member firm selected from time to time by the Corporation for that purpose, or, if no such quotations are available, the fair market price as determined by the Corporation (whose determination shall be conclusive); and the term "Trading Day" shall mean, so long as the Common Stock is listed or admitted to trading on the New York Stock Exchange (or any successor to such Exchange), a date on which the New York Stock Exchange (or such successor) is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on such Exchange, a date on which the principal national securities exchange on which the Common Stock is listed is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on any national securities exchange, a date on which any New York Stock Exchange member firm is open for the transaction of business.

          (11) If either of the following shall occur, namely: (A) any consolidation or merger to which the Corporation is a party, other than a consolidation or a merger in which the Corporation is a continuing corporation and which does not result in any reclassification of, or change (other than a change in par value or from par value to no par value or from no par value to par value, or as a result of a subdivision or combination) in, outstanding shares of the Common Stock, or (B) any sale or conveyance to another corporation of the property of the Corporation as an entirety or substantially as an entirety; then the right of the holders of shares of this Series then outstanding to convert such shares into shares of Common Stock as herein provided shall terminate, and such holders shall have the right to convert such shares into the kind and amount of shares of stock and other securities and property receivable upon such consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock issuable upon conversion of such shares immediately prior to such consolidation, merger, sale or conveyance, subject to adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in paragraph (4) of this subdivision (f). The provisions of this paragraph (11) shall similarly apply to successive consolidations, mergers, sales or conveyances.

          (12) Notwithstanding anything elsewhere contained in this Section 12, any funds which at any time shall have been deposited by the Corporation or on its behalf with any paying agent for the purpose of paying dividends on or the redemption price of any of the shares of this Series and which shall not be required for such purposes because of the conversion of such shares, as provided in this subdivision (f), shall, upon delivery to the paying agent of evidence satisfactory to it of such conversion, after such conversion be repaid to the Corporation by the paying agent.

          (13) Any shares of this Series which shall at any time have been converted into shares of Common Stock shall, after such conversion, have the status of authorized but unissued shares of Preference Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors.

        (g) Liquidation Rights. (1) Upon any liquidation, dissolution or winding up of the Corporation ("Liquidation"), the holders of shares of this Series shall be entitled to receive out of the assets of the Corporation available for distribution to its stockholders, before any payment or distribution shall be made on the shares of any series of Preference Stock subordinate to this Series as to assets in the event of any Liquidation ("Junior Series") or on the Common Stock, the amount of $32.00 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon through the date of final distribution.

          (2) The Preferred Stock of all series shall be preferred over this Series in the event of any Liquidation, and in that event the holders of the Preferred Stock of each series shall be entitled to receive, out of the assets of the Corporation available for distribution to its stockholders, an amount determined as provided in the applicable Certificate of Designation or pursuant to Article Fourth of this Second Restated Certificate of Incorporation, as the case may be, for every share of their holdings of the Preferred Stock of such series before any distribution of the assets shall be made to the holders of shares of this Series. The shares of this Series shall be on a parity with any other series of Preference Stock unless the provi-sions of such other series provide otherwise, and shall be preferred over the Common Stock, as to assets in the event of any Liquidation. In the event of any Liquidation, the holders of the shares of this Series shall be entitled to receive, out of the assets of the Corporation available for distribution to its stockholders (after payment in full of all amounts payable in respect of the Preferred Stock of all series and any series of Preference Stock ranking senior to this Series), an amount determined as provided in this Section 12 for every share of this Series before any distribution of the assets shall be made to the holders of any Junior Series or to the holders of the Common Stock. If, in the event of any Liquidation, the holders of the Preferred Stock of all series and the holders of the Preference Stock of this Series (and any other series of Preference Stock not subordinate to this Series as to assets in the event of any Liquidation ("Senior Series")) shall have received all the amounts to which they shall be entitled in accordance with the terms of their respective shares, the holders of shares of any Junior Series shall be entitled, to the exclusion of the holders of the Preferred Stock and the holders of the shares of this Series and any Senior Series, to share ratably in all the assets of the Corporation available for distribution to such holders then remaining according to the number of shares of the Junior Series held by them respectively. If, in the event of any Liquidation, the holders of the Preferred Stock of all series and the holders of the Preference Stock of all series shall have received all the amounts to which they shall be entitled in accordance with the terms of their respective shares, the holders of the Common Stock shall be entitled, to the exclusion of the holders of the Preferred Stock and Preference Stock, to share ratably in all the assets of the Corporation available for distribution to the stockholders then remaining according to the number of shares of the Common Stock held by them respectively. If, upon any Liquidation, the amounts payable on or with respect to the Preference Stock of this Series and any series ranking on a parity with this Series are not paid in full, the holders of shares of such Preference Stock shall share ratably in any distribution of assets according to the respective amounts which would be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such Preference Stock were paid in full.

          (3) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all the property and assets of the Corporation nor the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation shall be deemed to be a Liquidation for the purposes of this subdivision (g).

        (h) Date of Cumulation. The term "date of cumulation" as used in this
Section 12 of Article Fourth with reference to shares of this Series (i) with respect to any such shares issued subsequent to any record date and prior to the next succeeding dividend date shall be the March 31 of the year of that dividend date; and (ii) with respect to any such shares issued subsequent to any dividend date and prior to the next succeeding record date shall be March 31 of the year of that dividend date.

     In the event of the issue of additional shares of this Series, all dividends paid on this Series prior to the issue of such additional shares, and all dividends declared and payable to holders of record of this Series on any date prior to the issue of such additional shares, shall be deemed to have been paid on such additional shares.

     13. Employee Stock Ownership Plan Convertible Preference Stock, Series B (Par Value $1 Per Share; Stated Value $40 Per Share). The following are the voting powers, designation, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the series of Preference Stock designated by the Board of Directors of the Corporation as "Employee Stock Ownership Plan Convertible Preference Stock, Series B" by resolution dated January 30, 1991, consisting of 5,000,000 shares:

        (a) Designation and Issuance. The designation of the series of Preference Stock created by such resolution shall be Employee Stock Ownership Plan Convertible Preference Stock, Series B (hereinafter in this Section 13 of Article Fourth called "this Series"). As more fully described in the Employee Stock Ownership Plan (the "ESOP") established in connection with the USWA-Bethlehem 1986 and 1989 Labor Agreements (the "Labor Agreements"), there has been established a trust (the "Trust") for the benefit of Employees (as defined in the ESOP) participating in the ESOP, and all shares of this Series shall be issued to and shall be held by the Trust and shall not, without the prior written consent of the Corporation, be transferable (other than to the Corporation upon redemption or conversion, as provided herein) by the Trust.

        (b) Dividend Rate and Payments. (1) Out of the surplus or net profits of the Corporation legally available for the payment of dividends, the holders of shares of this Series shall be entitled to receive, when and as such dividends may be declared by the Board of Directors, dividends at the rate of $2.00 per share per year, payable annually on April 1 of each year (each such day being hereinafter called a dividend date and each annual or shorter (in the case of the first such period) period ending with a dividend date being hereinafter called a dividend period), in each case from the date of cumulation (as defined in subdivision (h) of this Section 13) of such shares of this Series, before any payment shall be made on account of the purchase or redemption of the shares of any series of the Preference Stock, or any dividend shall be declared or paid upon or set apart for, or any other distribution shall be made in respect of, or any payment shall be made on account of the purchase of the Common Stock.

          (2) Only those shares of this Series outstanding on any record date established by the Board of Directors shall be entitled to the dividend payable on the following dividend date, but all such outstanding shares shall be entitled to the full annual dividend, even if some of or all such shares were not outstanding during all of the preceding year.

          (3) No dividend shall be declared or paid upon or set apart for, and no other distribution shall be ordered or made in respect of, nor shall any payment be made on account of the purchase or redemption of, any shares of this Series at any time that the Corporation, due to any failure to make payments with respect to any outstanding shares of Preferred Stock, shall be precluded from paying any dividends on or making other payments with respect to its Preference Stock. The full amount of dividends which holders of shares of this Series shall be entitled to receive shall be paid in full before any dividend, other than a dividend payable in shares of Common Stock, shall be declared or paid upon or set apart for, or any other distribution shall be ordered or made in respect of, or any payment shall be made on account of the purchase of, the Common Stock of the Corporation. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments which may be in arrears.

          (4) Dividends payable upon the shares of this Series shall be cumulative (whether or not in any dividend period or periods there shall be surplus or net profits of the Corporation legally available for the payment of such dividends), so that, if at any time dividends upon the outstanding shares of this Series at the per annum rate set forth above from the date of cumulation through the preceding dividend date shall not have been paid or declared and a sum sufficient for the payment thereof set apart for such payment, the amount of the deficiency shall be fully paid, but without interest, or dividends in such amount declared on the shares of this Series and a sum sufficient for the payment thereof set apart for such payment, before any payment shall be made on account of the purchase or redemption of the shares of any series of the Preference Stock, or any dividend shall be declared or paid upon or set apart for, or any other distribution shall be made in respect of, or any payment shall be made in respect of, or any payment shall be made on account of the purchase of, the Common Stock.

          (5) Each such annual dividend shall be payable, at the option of the Board of Directors of the Corporation, either (i) in shares of this Series, with such shares being valued for such purpose at their stated value of $40.00 per share, (ii) in shares of Common Stock of the Corporation, with the Common Stock being valued for such purpose at the average Closing Price (as defined in subdivision (f) of this Section 13) on the New York Stock Exchange for the 20 Trading Days (as defined in subdivision (f) of this Section 13) ended on the last business day in March preceding the date of payment or (iii) in cash.

          (6) Shares of this Series shall rank on a parity as to dividends with the Employee Stock Ownership Plan Convertible Preference Stock, Series A (Par Value $1 Per Share; Stated Value $32 Per Share) of the Corporation, and with any other series of Preference Stock unless the provisions of such other series provide otherwise; provided, however, that each such series of Preference Stock so ranking on a parity may bear dividends payable at rates and on dates different from any other such series of Preference Stock.

        (c) Redemption and Mandatory Conversion. (1) Shares of this Series shall be redeemable at the option of the Corporation at any time, either in whole or in part, at a redemption price (the "Redemption Price") of $40.00 per share; provided, however, that shares of this Series shall be redeemed only after full cumulative dividends upon all shares of this Series then outstanding shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring or setting apart for payment, full dividends on all shares of this Series then outstanding (except the shares of this Series to be redeemed) to the end of the current dividend period. In the case of any redemption of less than all the outstanding shares of this Series, such redemption shall be made on a pro rata basis among the holders of shares. In addition, should the Closing Price of the Common Stock on the New York Stock Exchange exceed the Conversion Price (as hereinafter defined) for 20 consecutive Trading Days, the Corporation may, by notice mailed at any time within 30 days after the end of any such 20-day period, require that any of or all the then outstanding shares of this Series be converted into Common Stock, as more fully provided in subdivision (f) of this
Section 13.

          (2) Notice of any redemption or mandatory conversion of shares of this Series, specifying the time and place of redemption or conversion and that the dividends on the shares to be redeemed or converted shall cease to accrue on the redemption or conversion date, shall be mailed by first class mail, postage prepaid, to each holder of record of the shares to be redeemed, at such holder's address of record, not less than 30 days prior to the redemption or conversion date; and if less than all the shares owned by a stockholder are then to be redeemed or converted, the notice shall also specify the number of shares thereof which are to be redeemed or converted and the numbers of the certificates representing such shares. Upon surrender in accordance with such notice of the certificates for the number of shares to be redeemed or converted, duly endorsed in blank or accompanied by proper instruments of assignment or transfer thereof duly endorsed in blank, such shares shall be redeemed or converted by the Corporation as provided herein. If less than all the shares represented by any such certificate shall be redeemed or converted, a new certificate shall be issued representing the unredeemed or unconverted shares without cost to the holder thereof. From and after the date fixed in any such notice as the date of redemption or conversion (unless default shall be made by the Corporation in providing moneys or Common Stock for the payment of the redemption price or completion of conversion pursuant to such notice), all dividends on the shares of this Series subject to such notice shall cease to accrue and all rights of any holder thereof as a stockholder of the Corporation (except the right to receive the Redemption Price or Common Stock as hereinafter provided) shall cease and terminate, and such shares shall not after the redemption or conversion date be deemed to be outstanding.

          (3) Any shares of this Series which shall at any time have been redeemed, shall, after such redemption, have the status of authorized but unissued shares of Preference Stock without designation as to series until such shares are once more designated as a part of a particular series by the Board of Directors. The Board of Directors may, at any time, adopt a resolution providing that no further shares of this Series shall be issued and directing that the authorized number of shares of this Series be reduced to the number of shares of this Series then outstanding, in which case (upon compliance with any applicable requirements of law) any authorized shares of this Series not theretofore issued shall have the status of authorized but unissued shares of Preference Stock without designation as to series until such shares are once more designated as a part of a particular series.

        (d) Distributions to Holders of Preference Stock and Common Stock.
Out of any surplus or net profits of the Corporation legally available for dividends remaining after full cumulative dividends upon the Preferred Stock of all series then outstanding shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring and setting apart for payment, full dividends on the Preferred Stock of all series then outstanding to the end of the then current dividend period and after the Corporation shall have complied with the provisions in respect of any and all amounts then or theretofore required to be set aside in respect of any sinking fund or purchase fund with respect to the Preferred Stock of each series then outstanding and entitled to the benefit of a sinking fund or purchase fund, and shall have made provision for compliance in respect of the current sinking fund or purchase fund period for each such series of Preferred Stock, then and not otherwise the holders of this Series shall be entitled to or may receive dividends and redemption payments as provided by subdivisions (b) and (c) of this Section 13. Out of any surplus or net profits of the Corporation legally available for dividends remaining after full cumulative dividends upon the shares of this Series then outstanding shall have been paid through the preceding dividend date, and after the Corporation shall have complied with the provisions in respect of any and all amounts then or theretofore required to be set aside or applied in respect of any redemption payments in respect of shares of this Series, then and not otherwise, the holders of the Common Stock shall, subject to the rights of any other series of Preference Stock then outstanding and to the provisions of this Second Restated Certificate of Incorporation, be entitled to receive such dividends as may from time to time be declared by the Board of Directors.

        (e) Voting. (1) Holders of shares of this Series shall be entitled to one vote per share with respect to the election of Directors and all other matters required to be submitted to holders of Common Stock. Except as provided in paragraph (2) of this subdivision (e) and except as may be required by applicable law, holders of shares of this Series shall not be entitled to vote as a separate class with respect to any matter.

          (2) So long as any shares of this Series shall be outstanding, the Corporation shall not, without the affirmative vote or written consent of the holders of a majority of the aggregate number of shares of this Series at the time outstanding (or such greater percentage as may be required under applicable law), acting as a single class,


             (A) alter or change the powers, preferences or rights given to this Series by this Second Restated Certificate of Incorporation so as to affect such powers, preferences or rights adversely;

             (B) authorize, create or increase the number of authorized shares of any class of stock ranking, either as to payment of dividends or distribution of assets, prior to the Preference Stock;

             (C) increase the authorized amount of the Preference Stock or authorize or create any class of stock ranking, either as to payment of dividends or distribution of assets, on a parity with the Preference Stock; or

             (D) authorize or create any series of Preference Stock ranking, either as to payment of dividends or distribution of assets, prior to this Series.

        (f) Conversion Rights. The holders of shares of this Series shall have the right, at their option, at any time, to convert each share of this Series into one share (adjusted as provided below) of Common Stock, and the Corporation shall have the right to require such conversion as provided in subdivision (c) of this Section 13, on and subject to the following terms and conditions:

          (1) The shares of this Series shall be convertible at the office of any transfer agent for this Series, and at such other office or offices, if any, as the Board of Directors may designate, upon surrender of such shares as provided in this subdivision (f), into fully paid and nonassessable shares (calculated as to each conversion to the nearest 1/100th of a share) of Common Stock, at the Conversion Price (as hereinafter defined) in effect at the time of conversion, each share of this Series being valued, for purposes of such conversion, at $40.00 plus (i) the amount of any unpaid dividends accrued to the next preceding dividend date or (ii) in the case of a mandatory conversion by the Corporation pursuant to subdivision (c) of this Section 13, the amount of unpaid dividends accrued to the date of conversion. The price at which shares of Common Stock shall be delivered upon conversion initially shall be $40.00 per share, subject to adjustment as provided in paragraph (4) of this subdivision (f) (the "Conversion Price").

          (2) In order to convert shares of this Series into Common Stock the holder thereof shall surrender at any office hereinabove mentioned the certificate or certificates therefor, duly endorsed in blank or accompanied by proper instruments of assignment and transfer thereof duly endorsed in blank, together with any payment required by this paragraph (2) and transfer tax stamps or funds therefor, if required pursuant to paragraph (8) of this subdivision (f), and shall state in writing the name or names in which the holder wishes the certificate or certificates for shares of Common Stock to be issued. In the case of conversion at the option of such holder, such holder shall give written notice to the Corporation at said office that he elects to convert such shares. Except as provided in paragraph (1) of this subdivision
(f), no payment or adjustment shall be made upon any conversion on account of any dividends accrued on the shares of this Series surrendered for conversion or on account of any dividends on the Common Stock issued upon such conversion.

     Shares of this Series shall be deemed to have been converted immediately prior to the close of business on the day of the surrender (or the date specified in the notice referred to in subdivision (c) of this Section 13 in the case of a mandatory conversion) of such shares for conversion in accordance with the foregoing provisions, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock at such time; provided, however, that any such surrender on any date when the stock transfer books of the Corporation shall be closed shall constitute the person or persons in whose name or names the certificates for such shares of Common Stock are to be issued as the record holder or holders thereof for all purposes immediately prior to the close of business on the next succeeding day on which such stock transfer books are opened and such conversion shall be at the conversion price in effect at such time on such succeeding day. As promptly as practicable on or after the conversion date, the Corporation shall issue and shall deliver at said office a certificate or certificates for the number of full shares of Common Stock issuable upon such conversion, together with a cash payment in lieu of any fraction of a share, as hereinafter provided, to the person or persons entitled to receive the same. In case shares of this Series are called for redemption, the right to convert such shares shall cease and terminate at the close of business on the redemption date, unless default shall be made in payment of the redemption price.

          (3) No fractional shares of Common Stock shall be issued upon conversion of shares of this Series, but, instead of any fraction of a share of Common Stock which would otherwise be issuable in respect of the aggregate number of shares of this Series surrendered for conversion at one time by the same holder, the Corporation shall pay a cash adjustment of such fraction in an amount equal to the same fraction of the Closing Price of a share of Common Stock on the date on which such shares of this Series were duly surrendered for conversion, or, if such date is not a Trading Day, on the next Trading Day.

          (4) The Conversion Price shall be adjusted from time to time as follows:

             (A) In case the Corporation shall (i) pay a dividend or make a distribution on its outstanding shares of Common Stock in Common Stock, (ii) subdivide its outstanding shares of Common Stock, (iii) combine its outstanding shares of Common Stock into a smaller number of shares, or (iv) issue any shares by reclassification of its shares of Common Stock, the Conversion Price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be adjusted, effective at the opening of business on the business day next following such record date or effective date, so that the holder of any shares of this Series surrendered for conversion after such record date or effective date shall be entitled to receive the number of shares of capital stock of the Corporation which he would have owned or been entitled to receive had such shares of this Series been converted immediately prior to such time. If, as a result of an adjustment made pursuant to this clause (A), the holder of any share thereafter surrendered for conversion shall become entitled to receive shares of two or more classes of capital stock of the Corporation, the Board of Directors (whose determination shall be conclusive) shall determine the allocation of the adjusted Conversion Price between or among shares of such classes of capital stock.

             (B) In case the Corporation shall hereafter issue rights or warrants to all holders of its Common Stock entitling them (for a period expiring within 45 days after the record date mentioned below) to subscribe for or purchase shares of Common Stock at a price per share less than the current market price per share (as determined pursuant to clause (D) of paragraph (4) of this subdivision (f)) on the record date mentioned below, the Conversion Price shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately prior to such record date by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding on such record date plus the number of shares of Common Stock which the aggregate offering price of the total number of shares of Common Stock so offered would purchase at such current market price and of which the denominator shall be the number of shares of Common Stock outstanding on such record date plus the number of additional shares of Common Stock offered for subscription or purchase. Such adjustment shall become effective at the opening of business on the business day next following the record date for the determination of stockholders entitled to receive such rights or warrants; and to the extent that shares of Common Stock are not delivered after the expiration of such rights or warrants, the Conversion Price shall be readjusted (but only with respect to shares of this Series converted after such expiration) to the Conversion Price which would then be in effect had the adjustments made upon the distribution of such rights or warrants been made upon the basis of delivery of only the number of shares of Common Stock actually delivered. The right to acquire shares of Common Stock pursuant to the Corporation's Dividend Reinvestment Plan as the same may be amended from time to time, or pursuant to any successor dividend reinvestment plan, shall not be deemed to be a right giving rise to any adjustment to the Conversion Price. For the purposes of this clause (B), the number of shares of Common Stock at any time outstanding shall not include shares held in the treasury of the Corporation.

             (C) In case the Corporation shall distribute to all holders of its Common Stock evidences of its indebtedness or assets (including securities, but excluding any cash dividend or distributions out of surplus or net profits legally available therefor and dividends referred to in clause (A) of paragraph (4) of this subdivision (f)) or subscription rights or warrants (excluding those referred to in clause (B) of paragraph (4) of this subdivision (f)), then in each such case the Conversion Price shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately prior to the record date mentioned below by a fraction of which the numerator shall be the current market price per share (determined as provided in clause (D) of paragraph (4) of this subdivision (f)) of the Common Stock on such record date less the then fair market value (as determined by the Board of Directors of the Corporation, whose determination shall be conclusive) of the portion of the assets or evidences of indebtedness so distributed or of such subscription rights or warrants applicable to one share of Common Stock, and the denominator shall be such current market price per share of the Common Stock. Such adjustment shall become effective on the opening of business on the business day next following the record date for the determination of stockholders entitled to receive such distribution.

             (D) For the purpose of any computation under clause (B) or (C) of paragraph (4) of this subdivision (f), the current market price per share of Common Stock on any date shall be deemed to be the average of the daily Closing Price for the 30 consecutive Trading Days selected by the Corporation commencing not more than 45 Trading Days before the day in question.

             (E) In any case in which this paragraph (4) shall require that an adjustment as a result of any event become effective at the opening of business on the business day next following a record date, the Corporation may elect to defer until after the occurrence of such event (i) issuing to the holder of any shares of this Series converted after such record date and before the occurrence of such event the additional shares of Common Stock issuable upon such conversion over and above the shares of Common Stock issuable upon such conversion on the basis of the Conversion Price prior to adjustment and (ii) paying to such holder any amount in cash in lieu of a fractional share of Common Stock pursuant to paragraph (3) of this subdivision
(f); and, in lieu of the shares the issuance of which is so deferred, the Corporation shall issue or cause its transfer agents to issue due bills or other appropriate evidence of the right to receive such shares should such event occur.

             (F) Any adjustment in the Conversion Price otherwise required by this paragraph (4) to be made may be postponed, provided that such adjustment (plus any other adjustments postponed pursuant to this clause (F) and not theretofore made) would not require an increase or decrease of more than $0.50 in such price and would not, if made, entitle the holders of all then outstanding shares of this Series upon conversion to receive additional shares of Common Stock equal in the aggregate to 3% or more of the then issued and outstanding shares of Common Stock. All calculations under this subdivision

(f) shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be.

             (G) The Corporation may (but shall not be obligated to) make such reductions in the Conversion Price, in addition to those required by clauses
(A), (B) and (C) of paragraph (4) of this subdivision (f), as it considers to be advisable in order that any event treated for Federal income tax purposes as a dividend of stock or stock rights shall not be taxable to the recipients.

          (5) Whenever the Conversion Price is adjusted as herein provided:

             (A) the Corporation shall compute the adjusted Conversion Price in accordance with this subdivision (f) and shall prepare a certificate signed by the Treasurer of the Corporation setting forth the adjusted Conversion Price, and such certificate shall forthwith be filed with the transfer agent or agents for this Series; and

             (B) a notice stating that the Conversion Price has been adjusted and setting forth the adjusted Conversion Price shall, as soon as practicable, be mailed to the holders of record of the outstanding shares of this Series.

          (6) In case:

             (A) the Corporation shall declare a dividend (or any other distribution) on its Common Stock payable otherwise than in cash out of funds legally available therefor; or

             (B) the Corporation shall authorize the granting to the holders of its Common Stock of rights to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

             (C) of any reclassification of the capital stock of the Corporation (other than a subdivision or combination of its outstanding shares of Common Stock), or of any consolidation or merger to which the Corporation is a party and for which approval of any stockholders of the Corporation is required, or of the sale or transfer of all or substantially all the assets of the Corporation; or

             (D) of the voluntary or involuntary dissolution, liquidation or winding up of the Corporation; then the Corporation shall cause to be mailed to the transfer agent or agents for this Series and to the holders of record of the outstanding shares of this Series, at least 20 days (or 10 days in any case specified in clause (A) or (B) of paragraph (4) of this subdivision (f)) prior to the applicable record date hereinafter specified, a notice stating
(x) the date on which a record is to be taken for the purpose of such dividend or distribution of rights, or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend or distribution of rights are to be determined, or (y) the date on which such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to convert or exchange their shares of Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up.

          (7) The Corporation shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock, for the purpose of effecting the conversion of the shares of this Series, the full number of shares of Common Stock then deliverable upon the conversion of all shares of this Series then outstanding, provided, however, that nothing contained herein shall be construed to preclude the Corporation from satisfying its obligations in respect of the conversion of the shares by delivery of purchased shares of Common Stock which are held in the treasury of the Corporation.

          (8) The Corporation shall pay any and all taxes that may be payable in respect of the issuance or delivery of shares of Common Stock on conversion of shares of this Series pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock in a name other than that in which the shares of this Series so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue shall have paid to the Corporation the amount of any such tax, or shall have established, to the satisfaction of the Corporation, that such tax shall have been paid.

          (9) For the purpose of this subdivision (f) the term "Common Stock" shall include any stock of any class of the Corporation which has no preference in respect of dividends or of amounts in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and which is not subject to redemption by the Corporation. However, except as otherwise provided in paragraph (11) of this subdivision (f), shares issuable on conversion of shares of this Series shall include only shares of the class designated as Common Stock of the Corporation as of the original date of issue of this Series or shares of any class or classes resulting from any reclassification or reclassifications thereof and which have no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation and which are not subject to redemption by the Corporation, provided that if at any time there shall be more than one such resulting class, the shares of each such class then so issuable shall be substantially in the proportion which the total number of shares of such class resulting from all such reclassifications bears to the total number of shares of all such classes resulting from all such reclassifications.

          (10) As used in this Section 13 of Article Fourth, the term "Closing Price" on any day shall mean the reported last sales price regular way on such day on the New York Stock Exchange, or, if not reported for such Exchange, on the Composite Tape, or, in case no such reported sale takes place on such day, the average of the reported closing bid and asked prices regular way on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such Exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or, if not listed or admitted to trading on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market as furnished by any New York Stock Exchange member firm selected from time to time by the Corporation for that purpose, or, if no such quotations are available, the fair market price as determined by the Corporation (whose determination shall be conclusive); and the term "Trading Day" shall mean, so long as the Common Stock is listed or admitted to trading on the New York Stock Exchange (or any successor to such Exchange), a date on which the New York Stock Exchange (or such successor) is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on such Exchange, a date on which the principal national securities exchange on which the Common Stock is listed is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on any national securities exchange, a date on which any New York Stock Exchange member firm is open for the transaction of business.

          (11) If either of the following shall occur, namely: (A) any consolidation or merger to which the Corporation is a party, other than a consolidation or a merger in which the Corporation is a continuing corporation and which does not result in any reclassification of, or change (other than a change in par value or from par value to no par value or from no par value to par value, or as a result of a subdivision or combination) in, outstanding shares of the Common Stock, or (B) any sale or conveyance to another corporation of the property of the Corporation as an entirety or substantially as an entirety; then the right of the holders of shares of this Series then outstanding to convert such shares into shares of Common Stock as herein provided shall terminate, and such holders shall have the right to convert such shares into the kind and amount of shares of stock and other securities and property receivable upon such consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock issuable upon conversion of such shares immediately prior to such consolidation, merger, sale or conveyance, subject to adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in paragraph (4) of this subdivision (f). The provisions of this paragraph (11) shall similarly apply to successive consolidations, mergers, sales or conveyances.

          (12) Notwithstanding anything elsewhere contained in this Section 13, any funds which at any time shall have been deposited by the Corporation or on its behalf with any paying agent for the purpose of paying dividends on or the redemption price of any of the shares of this Series and which shall not be required for such purposes because of the conversion of such shares, as provided in this subdivision (f), shall, upon delivery to the paying agent of evidence satisfactory to it of such conversion, after such conversion be repaid to the Corporation by the paying agent.

          (13) Any shares of this Series which shall at any time have been converted into shares of Common Stock shall, after such conversion, have the status of authorized but unissued shares of Preference Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors.

        (g) Liquidation Rights. (1) Upon any liquidation, dissolution or winding up of the Corporation ("Liquidation"), the holders of shares of this Series shall be entitled to receive out of the assets of the Corporation available for distribution to its stockholders, before any payment or distribution shall be made on the shares of any series of Preference Stock subordinate to this Series as to assets in the event of any Liquidation ("Junior Series") or on the Common Stock, the amount of $40.00 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon through the date of final distribution.

          (2) The Preferred Stock of all series shall be preferred over this Series in the event of any Liquidation, and in that event the holders of the Preferred Stock of each series shall be entitled to receive, out of the assets of the Corporation available for distribution to its stockholders, an amount determined as provided in the applicable Certificate of Designation or pursuant to Article Fourth of this Second Restated Certificate of Incorporation, as the case may be, for every share of their holdings of the Preferred Stock of such series before any distribution of the assets shall be made to the holders of shares of this Series. The shares of this Series shall be on a parity with the Employee Stock Ownership Plan Convertible Preference

Stock, Series A (Par Value $1 Per Share; Stated Value $32 Per Share) of the Corporation and with any other series of Preference Stock unless the provisions of such other series provide otherwise, and shall be preferred over the Common Stock, as to assets in the event of any Liquidation. In the event of any Liquidation, the holders of the shares of this Series shall be entitled to receive, out of the assets of the Corporation available for distribution to its stockholders (after payment in full of all amounts payable in respect of the Preferred Stock of all series and any series of Preference Stock ranking senior to this Series), an amount determined as provided in this Section 13 for every share of this Series before any distribution of the assets shall be made to the holders of any Junior Series or to the holders of the Common Stock. If, in the event of any Liquidation, the holders of the Preferred Stock of all series and the holders of the Preference Stock of this Series (and any other series of Preference Stock not subordinate to this Series as to assets in the event of any Liquidation ("Senior Series")) shall have received all the amounts to which they shall be entitled in accordance with the terms of their respective shares, the holders of shares of any Junior Series shall be entitled, to the exclusion of the holders of the Preferred Stock and the holders of the shares of this Series and any Senior Series, to share ratably in all the assets of the Corporation available for distribution to such holders then remaining according to the number of shares of the Junior Series held by them respectively. If, in the event of any Liquidation, the holders of the Preferred Stock of all series and the holders of the Preference Stock of all series shall have received all the amounts to which they shall be entitled in accordance with the terms of their respective shares, the holders of the Common Stock shall be entitled, to the exclusion of the holders of the Preferred Stock and Preference Stock, to share ratably in all the assets of the Corporation available for distribution to the stockholders then remaining according to the number of shares of the Common Stock held by them respectively. If, upon any Liquidation, the amounts payable on or with respect to the Preference Stock of this Series and any series ranking on a parity with this Series are not paid in full, the holders of shares of such Preference Stock shall share ratably in any distribution of assets according to the respective amounts which would be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such Preference Stock were paid in full.

          (3) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all the property and assets of the Corporation nor the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation shall be deemed to be a Liquidation for the purposes of this subdivision (g).

        (h) Date of Cumulation. The term "date of cumulation" as used in this
Section 13 with reference to shares of this Series (i) with respect to any such shares issued subsequent to any record date and prior to the next succeeding dividend date shall be the March 31 of the year of that dividend date; and (ii) with respect to any such shares issued subsequent to any dividend date and prior to the next succeeding record date shall be March 31 of the year of that dividend date.

     In the event of the issue of additional shares of this Series, all dividends paid on this Series prior to the issue of such additional shares, and all dividends declared and payable to holders of record of this Series on any date prior to the issue of such additional shares, shall be deemed to have been paid on such additional shares.

     14. Series A Junior Participating Preference Stock (Par Value $1 Per Share). The following are the voting powers, designation, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the series of Preference Stock designated by the Board of Directors of the Corporation as the "Series A Junior Participating Preference Stock" by resolution dated September 28, 1988, consisting of 1,500,000 shares:

        (a) Designation and Amount. The designation of the series of Preference Stock created by this resolution shall be "Series A Junior Participating Preference Stock" and the number of shares constituting such series shall be 1,500,000.

        (b) Dividends and Distributions. (1) Out of the surplus or net profits of the Corporation legally available for the payment of dividends, the holders of shares of Series A Junior Participating Preference Stock shall be entitled to receive, when and as such dividends may be declared by the Board of Directors, quarterly dividends payable in cash on the tenth days of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Junior Participating Preference Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $.50 or (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock, par value $1.00 per share, of the Corporation (the "Common Stock") since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Junior Participating Preference Stock. In the event the Corporation shall at any time after September 28, 1988 (the "Rights Declaration Date") (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, (iii) combine the outstanding Common Stock into a smaller number of shares or (iv) issue any shares by reclassification of its shares of Common Stock, then in each such case the amount to which holders of shares of Series A Junior Participating Preference Stock shall have been entitled immediately prior to such event under clause
(b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which shall be the number of shares of Common Stock outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that shall have been outstanding immediately prior to such event.

          (2) Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Junior Participating Preference Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series A Junior Participating Preference Stock, unless the date of issue of such shares shall be prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue shall be a Quarterly Dividend Payment Date or shall be a date after the record date for the next Quarterly Dividend Payment Date and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments which may be in arrears. Dividends paid on shares of Series A Junior Participating Preference Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding.

          (3) Dividends payable upon the shares of Series A Junior Participating Preference Stock shall be cumulative (whether or not in any dividend period or periods there shall be surplus or net profits of the Corporation legally available for the payment of such dividends) so that, if on any Quarterly Dividend Payment Date dividends upon the outstanding shares of Series A Junior Participating Preference Stock shall not have been paid, or declared and a sum sufficient for the payment thereof set apart for such payment, the amount of the deficiency shall be fully paid, but without interest, or dividends in such amount declared on the shares of Series A Junior Participating Preference Stock and a sum sufficient for the payment thereof set apart for such payment, before any dividend shall be declared or paid upon or set apart for, or any other distribution shall be made in respect of, or any payment shall be made in respect of, or any payment shall be made on account of the purchase of, the Common Stock or any series of Preference Stock subordinate to the Series A Junior Participating Preference Stock.

        (c) Distributions to Holders of Series A Junior Participating Preference Stock and Common Stock. Out of any surplus or net profits of the Corporation legally available for dividends remaining after full cumulative dividends upon the Preferred Stock of all series then outstanding and of any series of Preference Stock ranking senior to Series A Junior Participating Preference Stock shall have been paid for all past dividend periods, and after or concurrently with making payment of, or declaring and setting apart for payment, full dividends on the Preferred Stock of all series then outstanding and of any series of Preference Stock ranking senior to the Series A Junior Participating Preference Stock then outstanding to the most recent Quarterly Dividend Payment Date and after the Corporation shall have complied with the provisions in respect of any and all amounts then or theretofore required to be set aside in respect of any sinking fund or purchase fund with respect to the Preferred Stock and any series of Preference Stock ranking senior to Series A Junior Participating Preference Stock then outstanding and entitled to the benefit of a sinking fund or purchase fund, and shall have made provision for compliance in respect of the current sinking fund or purchase fund period for each such series of Preferred Stock or any series of Preference Stock ranking senior to Series A Junior Participating Preference Stock, then and not otherwise the holders of Series A Junior Participating Preference Stock shall be entitled to or may receive dividends and redemption payments as provided herein. Out of any surplus or net profits of the Corporation legally available for dividends remaining after full cumulative dividends upon the shares of Series A Junior Participating Preference Stock then outstanding shall have been paid through the preceding Quarterly Dividend Payment Date, and after the Corporation shall have complied with the provisions in respect of any and all amounts then or theretofore required (if any) to be set aside or applied in respect of any redemption payments in respect of shares of Series A Junior Participating Preference Stock, then and not otherwise, the holders of Common Stock and of any series of Preference Stock ranking subordinate to Series A Junior Participating Preference Stock shall, subject to the rights of any other series of Preference Stock then outstanding, to paragraph (1) of subdivision (b) of this Section 14 and to the provisions of the Second Restated Certificate of Incorporation, be entitled to receive such dividends as may from time to time be declared by the Board of Directors.

        (d) Voting. (1) Holders of shares of Series A Junior Participating Preference Stock shall be entitled to one vote for each share of stock held. Except as provided in this subdivision (d) and except as may be required by applicable law, holders of shares of Series A Junior Participating Preference Stock shall vote with the Common Stock on all matters required to be submitted to holders of Common Stock and shall not be entitled to vote as a separate class with respect to any matter.

          (2) So long as any shares of Series A Junior Participating Preference Stock shall be outstanding, the Corporation shall not, without the affirmative vote or written consent of the holders of a majority of the aggregate number of shares of Series A Junior Participating Preference Stock at the time outstanding (or such greater percentage as may be required under applicable law), acting as a single class, alter or change the powers, preferences or rights given to the Series A Junior Participating Preference Stock by this Second Restated Certificate of Incorporation so as to affect such powers, preferences or rights adversely.

          (3) If at the time of any annual meeting of stockholders of the Corporation for the election of directors a default in preference dividends, as the term "default in preference dividends" is hereinafter defined with respect to the Series A Junior Participating Preference Stock, shall exist, the holders of the Series A Junior Participating Preference Stock, voting separately as a class with the holders of any other series of Preference Stock so entitled to vote, shall have the right to elect two members of the Board of Directors; and the holders of the Common Stock shall not be entitled to vote in the election of the directors of the Corporation to be elected as provided in the foregoing clause. Whenever a default in preference dividends shall commence to exist, the Corporation, upon the written request of the holders of 5% or more of the outstanding shares of Preference Stock so entitled to vote, shall call a special meeting of the holders of the Preference Stock so entitled to vote, such special meeting to be held within 120 days after the date on which such request shall be received by the Corporation for the purpose of enabling such holders to elect members of the Board of Directors as provided in the immediately preceding sentence; provided, however, that such special meeting need not be called if an annual meeting of stockholders of the Corporation for the election of directors shall be scheduled to be held within such 120 days; and provided further that in lieu of any such special meeting, the election of the directors to be elected thereat may be effected by the written consent of the holders of a majority of the outstanding shares that would be entitled to be voted upon at such special meeting. Prior to any such special meeting or meetings, the number of directors of the Corporation shall be increased to the extent necessary to provide as additional places on the Board of Directors the directorships to be filled by the directors to be elected thereat. Any director elected as aforesaid by the holders of shares of the Preference Stock or of any series thereof shall cease to serve as such director whenever a default in preference dividends shall cease to exist. If, prior to the end of the term of any director elected as aforesaid by the holders of shares of the Preference Stock or of any series thereof, or elected by the holders of the Common Stock, a vacancy in the office of such director shall occur by reason of death, resignation, removal or disability, or for any other cause, such vacancy shall be filled for the unexpired term in the manner provided in the By-laws; provided, however, that if such vacancy shall be filled by election by the stockholders at a meeting thereof, the right to fill such vacancy shall be vested in the holders of that class of stock or series thereof which elected the director the vacancy in the office of whom is so to be filled, unless, in any such case, no default in preference dividends shall exist at the time of such election. For the purposes of this paragraph (3), a "default in preference dividends" with respect to the Series A Junior Participating Preference Stock shall be deemed to have occurred whenever the amount of dividends in arrears upon the Series A Junior Participating Preference Stock shall be equivalent to six full quarterly dividends or more, and, having so occurred, such default in preference dividends shall be deemed to exist thereafter until, but only until, all dividends in arrears on all shares of the Series A Junior Participating Preference Stock then outstanding shall have been paid. The term "dividends in arrears" whenever used in this paragraph (3) with reference to the Series A Junior Participating Preference Stock shall be deemed to mean (whether or not in any dividend period in respect of which such term is used there shall have been surplus or net profits of the Corporation legally available for the payment of dividends) that amount which shall be equal to cumulative dividends at the rate for the Series A Junior Participating Preference Stock for all past quarterly dividend periods less the amount of all dividends paid, or deemed paid, for all such periods upon such Series A Junior Participating Preference Stock. Nothing herein contained shall be deemed to prevent an increase in the number of directors of the Corporation pursuant to its By-laws as from time to time in effect so as to provide as additional places on the Board of Directors directorships to be filled by the directors so to be elected by the holders of the Series A Junior Participating Preference Stock, or to prevent any other change in the number of the directors of the Corporation.

          (4) Except as set forth herein, holders of Series A Junior Participating Preference Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

        (e) Reacquired Shares. Any shares of Series A Junior Participating Preference Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preference Stock and may be reissued as part of a new series of Preference Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

        (f) Liquidation Rights. (1) Upon any liquidation (voluntary or otherwise), dissolution or winding up of the Corporation ("Liquidation"), the holders of shares of Series A Junior Participating Preference Stock shall be entitled to receive out of the assets of the Corporation available for distribution to its stockholders, before any payment or distribution shall be made on the shares of any series of Preference Stock subordinate to Series A Junior Participating Preference Stock as to assets in the event of any Liquidation ("Junior Series") or on the Common Stock, the amount of $100.00 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon through the date of final distribution (the "Series A Liquidation Preference").

          (2) The Preferred Stock of all series shall be preferred over Series A Junior Participating Preference Stock in the event of any Liquidation, and in that event the holders of the Preferred Stock of each series shall be entitled to receive, out of the assets of the Corporation available for distribution to its stockholders, an amount determined as provided in the applicable Certificate of Designation or pursuant to Article Fourth of this Second Restated Certificate of Incorporation, as the case may be, for every share of their holdings of the Preferred Stock of such series before any distribution of the assets shall be made to the holders of shares of Series A Junior Participating Preference Stock. The shares of Series A Junior Participating Preference Stock shall be subordinate to any other series of Preference Stock unless the provisions of such other series provide otherwise, and shall be preferred over the Common Stock, as to assets in the event of any Liquidation. In the event of any Liquidation, the holders of the shares of Series A Junior Participating Preference Stock shall be entitled to receive, out of the assets of the Corporation available for distribution to its stockholders (after payment in full of all amounts payable in respect of the Preferred Stock of all series and any series of Preference Stock ranking senior to Series A Junior Participating Preference Stock), an amount determined as provided in paragraph (1) of this subdivision (f) for every share of Series A Junior Participating Preference Stock before any distribution of assets shall be made to the holders of any Junior Series or to the holders of the Common Stock. If, in the event of any Liquidation, the holders of the Preferred Stock of all series and the holders of the Preference Stock of all series shall have received all the amounts to which they shall be entitled in accordance with the terms of their respective shares, no additional distributions shall be made to the holders of shares of Preferred Stock or Preference Stock unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the Series A Liquidation Preference by (ii) 100 (as appropriately adjusted as set forth in paragraph
(3) of this subdivision (f) to reflect such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock) (such number in clause (ii), the "Adjustment Number"). Following the payment of the full amount of the Common Adjustment in respect of all outstanding shares of Common Stock, holders of Series A Junior Participating Preference Stock and holders of shares of Common Stock shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to 1 with respect to such Preference Stock and Common Stock, on a per share basis, respectively. If, upon any Liquidation, the amounts payable on or with respect to Series A Junior Participating Preference Stock and any series of Preference Stock ranking on a parity with Series A Junior Participating Preference Stock are not paid in full, the holders of shares of such Preference Stock shall share ratably in any distribution of assets according to the respective amounts which would be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such Preference Stock were paid in full.

          (3) In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, (iii) combine the outstanding Common Stock into a smaller number of shares or (iv) issue any shares by reclassification of its shares of Common Stock, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which shall be the number of shares of Common Stock outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that were outstanding immediately prior to such event.

          (4) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all the property and assets of the Corporation nor the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation shall be deemed to be a Liquidation for the purposes of this subdivision (f).

          (g) Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock shall be exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Series A Junior Participating Preference Stock shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, (iii) combine the outstanding Common Stock into a smaller number of shares or (iv) issue any shares by reclassification of its shares of Common

Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Junior Participating Preference Stock shall be adjusted by multiplying such amount by a fraction the numerator of which shall be the number of shares of Common Stock outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that were outstanding immediately prior to such event.

        (h) Optional Redemption. (1) The Corporation shall have the option to redeem the whole or any part of the Series A Junior Participating Preference Stock at any time at a redemption price equal to, subject to the provision for adjustment hereinafter set forth, 100 times the "current per share market price" of the Common Stock on the date of the mailing of the notice of redemption, together with unpaid accumulated dividends to the date of such redemption. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, (iii) combine the outstanding Common Stock into a smaller number of shares or (iv) issue any shares by reclassification of its shares of Common Stock, then in each such case the amount to which holders of shares of Series A Junior Participating Preference Stock shall be otherwise entitled immediately prior to such event under the immediately preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which shall be the number of shares of Common Stock outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that shall have been outstanding immediately prior to such event. The "current per share market price" on any date shall be deemed to be the average of the closing prices per share of such Common Stock for the 10 consecutive Trading Days (as such term is hereinafter defined) immediately prior to such date. The closing price for each day shall be the last sale price, regular way, or, in case no such sale shall take place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Common Stock shall not be listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the principal national securities exchange on which the Common Stock shall not be listed or admitted to trading or, if the Common Stock shall not be listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") or such other system then in use or, if on any such date the Common Stock shall not be quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Common Stock selected by the Board of Directors of the Corporation. If on such date no such market maker shall be making a market in the Common Stock, the fair value of the Common Stock on such date as determined in good faith by the Board of Directors of the Corporation shall be used. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the Common Stock shall be listed or admitted to trading shall be open for the transaction of business or, if the Common Stock shall not be listed or admitted to trading on any national securities exchange, a Monday, Tuesday, Wednesday, Thursday or Friday on which banking institutions in the State of New York shall not be authorized or obligated by law or executive order to close.

          (2) Notice of any such redemption shall be given by mailing to the holders of the Series A Junior Participating Preference Stock a notice of such redemption, first class postage prepaid, not later than the thirtieth day and not earlier than the sixtieth day before the date fixed for redemption, at their last address as the same shall appear upon the books of the Corporation. Any notice which shall be mailed in the manner herein provided shall be conclusively presumed to have been duly given, whether or not the stockholder shall have received such notice, and failure duly to give such notice by mail, or any defect in such notice, to any holder of Series A Junior Participating Preference Stock shall not affect the validity of the proceedings for the redemption of such Series A Junior Participation Preference Stock.

          (3) If less than all the outstanding shares of the Series A Junior Participating Preference Stock are to be redeemed by the Corporation, the number of shares to be redeemed shall be determined by the Board of Directors and the shares to be redeemed shall be determined by lot or pro rata or in such fair and equitable other manner as may be prescribed by resolution of the Board of Directors.

          (4) The notice of redemption to each holder of Series A Junior Participating Preference Stock shall specify (i) the number of shares of Series A Junior Participating Preference Stock of such holder to be redeemed,
(ii) the date fixed for redemption, (iii) the redemption price and (iv) the place of payment of the redemption price.

          (5) If any such notice of redemption shall have been duly given or if the Corporation shall have given to the bank or trust company hereinafter referred to irrevocable written authorization promptly to give or complete such notice, and if on or before the redemption date specified therein the funds necessary for such redemption shall have been deposited by the Corporation with the bank or trust company designated in such notice, doing business in the United States of America and having a capital, surplus and undivided profits aggregating at least $25,000,000 according to its last published statement of condition, in trust for the benefit of the holders of Series A Junior Participating Preference Stock called for redemption, then, notwithstanding that any certificate for such shares so called for redemption shall not have been surrendered for cancellation, from and after the time of such deposit all such shares called for redemption shall no longer be deemed outstanding, all rights with respect to such shares shall no longer be deemed outstanding and all rights with respect to such shares shall forthwith cease and terminate, except the right of the holders thereof to receive from such bank or trust company at any time after the time of such deposit the funds so deposited, without interest, and the right to exercise, up to the close of business on the fifth day before the date fixed for redemption, all privileges of conversion or exchange if any. In case less than all the shares represented by any surrendered certificate shall be redeemed, a new certificate shall be issued representing the unredeemed shares. Any interest accrued on such funds so deposited shall be paid to the Corporation from time to time. Any funds so deposited and unclaimed at the end of six years from such redemption date shall be repaid to the Corporation, after which the holders of shares of Series A Junior Participating Preference Stock called for redemption shall look only to the Corporation for payment thereof; provided, however, that any funds so deposited which shall not be required for redemption because of the exercise of any privilege of conversion or exchange subsequent to the date of deposit shall be repaid to the Corporation forthwith.

        (i) Ranking. The Series A Junior Participating Preference Stock shall rank junior to all other series of the Corporation's Preference Stock as to the payment of dividends and the distribution of assets, unless the terms of any such series shall provide otherwise.

        (j) Fractional Shares. Series A Junior Participating Preference Stock may be issued in fractions of a share which shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Junior Participating Preference Stock.


     FIFTH. The number of directors of the Corporation shall be fixed from time to time by, or in the manner provided in, its By-laws and may be increased or decreased as therein provided and shall be increased for the period or periods established by Section 6 of Article Fourth of this Second Restated Certificate of Incorporation as therein provided; but the number thereof shall not be less than three.

     SIXTH. The Board of Directors is expressly authorized to adopt, amend and repeal by-laws of the Corporation.

     SEVENTH. In order to provide an incentive to increased efficient and profitable management there is hereby established a Special Incentive Compensation Plan.

     The persons who shall be eligible to receive special compensation under said Plan shall be the persons who shall be in the employ of the Corporation or of one or more of its subsidiary companies and shall be directors of the Corporation (said persons being hereinafter in this Article Seventh collectively referred to as Executives of the Corporation) and the other Employees, if any, to whom a part of such special compensation shall be credited pursuant to the provisions of the next succeeding paragraph. The special compensation under said Plan shall consist of "dividend units", as follows:

     For each fiscal year commencing with the year ending December 31, 1975, and terminating with the year ending December 31, 1980, there shall be credited to the Executives of the Corporation (or, if some of such "dividend units" are to be credited to other Employees pursuant to the provisions of this paragraph, to the Executives of the Corporation and such other Employees), promptly after the publication by the Corporation of its Annual Report to Stockholders for such year, "dividend units" hereinafter described representing 1-1/2% of the consolidated net income for such year. The Board of Directors may determine that a specified part of the "dividend units" to be credited for any fiscal year shall be credited to persons who shall have been important Employees in that year other than Executives of the Corporation. If the Board shall so determine, it shall also determine the other important Employees to whom such "dividend units" are to be credited and the number of such "dividend units" to be credited to each of them (or to the estates of any of them who shall have died in the meantime). The Executives of the Corporation and such other Employees, if any, are hereinafter in this Article Seventh collectively referred to as the Key Employees. The "dividend units" to be credited to the Executives of the Corporation for any fiscal year shall be credited to the persons who shall have been the Executives of the Corporation in that year (or to the estates of any of them who shall have died in the meantime) and shall be divided among such Executives (or their estates) as shall be determined by the Board of Directors.

     For the purpose of determining the number of "dividend units" to be credited to the Key Employees for any fiscal year each unit shall be taken at a value equal to the average of the high and low prices of a share of Common Stock of the Corporation on the New York Stock Exchange on the first business day of such fiscal year. Fractional units shall not be credited.

     Each "dividend unit" will entitle the holder to receive from the Corporation a cash payment equal to each cash dividend that shall be paid on one share of Common Stock of the Corporation after the crediting of the unit and during the lifetime of the Key Employee (but in any event until the fifteenth anniversary of the termination, by death or otherwise, of his service with the Corporation and its subsidiary companies). The payments to be so made on the "dividend units" will be subject to the earlier termination of such units as hereinafter described. In the event of any stock dividend, split-up reclassification, or analogous change in capitalization, a corresponding change shall be made in the number of "dividend units" then outstanding.

     During the lifetime of the Key Employee to whom "dividend units" shall be credited, such "dividend units" shall not be transferable or assignable, and said payments thereon shall be made only to him, but if he dies before the expiration of the aforesaid 15-year period, the rights under his "dividend units" shall pass to his estate. If authorized by the Board of Directors, the Corporation may enter into an agreement with an estate to which "dividend units" shall have so passed providing for a lump-sum payment to the estate in cancellation of such "dividend units".

     All rights under "dividend units" credited to a Key Employee shall be terminated if the service of such Key Employee shall be terminated for any reason other than death or normal or permanent incapacity retirement pursuant to the Pension Plan of the Corporation or voluntary termination of service with the consent of his employer, or if at any time the Board of Directors shall find that he has willfully engaged in any activity which is harmful to the interests of the Corporation.

     For the purposes of this Article Seventh

     (a) the term "consolidated net income" for any fiscal year shall mean the consolidated net income of the Corporation and its subsidiary companies consolidated as shown in its Annual Report to Stockholders for such year,

     (b) the term "Employees" shall mean individuals in the employ of the Corporation or of one or more of its subsidiary companies but shall not be deemed to include any person who shall have reached age 70 at the time of making the credit, and

     (c) the term "Compensation Committee" shall mean a committee which shall be appointed by the Board of Directors and shall consist of not less than three members of the Board.

     The amounts of the respective fixed salaries of the Executives of the Corporation shall be determined by the Board of Directors.

     The Board of Directors may delegate to one or more Compensation Committees any of or all its powers under the provisions of this Article Seventh, except its power to authorize the entering into an agreement with an estate pursuant to the last sentence of the sixth paragraph hereof. Anything in this Article Seventh to the contrary notwithstanding, none of the Executives shall as a member of the Board of Directors or as a member of a Compensation Committee have any vote in the determination of (a) the amount that shall be paid to him as a fixed salary or (b) the number of "dividend units" that shall be credited to him.

     Anything herein contained to the contrary notwithstanding, the aggregate amounts paid subsequent to July 1, 1959, on all "dividend units" that shall have been credited to Executives of the Corporation as such, plus the aggregate fixed salaries paid to the Executives of the Corporation in excess of an amount equal to $90,000 per month for the period elapsed subsequent to such date, shall not at any time exceed 4% of the aggregate cash dividends paid on the Common Stock of the Corporation subsequent to such date.

     The Board of Directors, acting for the Corporation as the owner, direct or indirect, of capital stock in any other corporation, shall have power in its discretion to approve any plan for the payment of incentive compensation to the officers and employees of said other corporation which shall be based on the net earnings of said other corporation or in any other manner which will make the amount of said incentive compensation dependent upon the results accomplished by them or any of them, and the Board of Directors shall also have power to adopt similar plans for the payment of incentive compensation to officers and employees of the Corporation engaged in the conduct and operation of businesses relating to physical properties directly owned or operated by it.

     When all payments under this Article Seventh shall have been made, this Article Seventh shall terminate and shall be of no further force or effect.

     EIGHTH. The Corporation may indemnify and hold harmless and advance expenses to, to the fullest extent permitted by applicable law as it presently exists or may hereafter be amended, any person who was or is made or is threatened to be made a party or is otherwise involved in any threatened, pending or completed action, suit, or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that he, or a person for whom he is the legal representative, is or was a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust, enterprise or non-profit entity, including service with respect to employee benefit plans, against all expenses, judgments, fines, liability, amounts paid in settlement and loss reasonably incurred or suffered by such person. The rights conferred by this Article shall not be exclusive of any other rights under any statute, provision of this Second Restated Certificate of Incorporation, by-law, agreement, vote of stockholders or disinterested directors or otherwise.

     NINTH. No director of the Corporation shall be personally liable to the Corporation or any stockholder for monetary damages for breach of fiduciary duty as a director, except for any matter in respect of which such director shall be liable under Section 174 of Title 8 of the Delaware Code (relating to the Delaware General Corporation Law) or any amendment thereto or successor provision thereto or shall be liable by reason that, in addition to any and all other requirements for such liability, such director (i) shall have breached the duty of loyalty to the Corporation or its stockholders, (ii) shall not have acted in good faith or, in failing to act, shall not have acted in good faith, (iii) shall have acted in a manner involving intentional misconduct or a knowing violation of law or, in failing to act, shall have acted in a manner involving intentional misconduct or a knowing violation of law or (iv) shall have derived an improper personal benefit. Neither the amendment nor repeal of this Article Ninth, nor the adoption of any provision of this Second Restated Certificate of Incorporation inconsistent with this Article Ninth, shall eliminate or reduce the effect of this Article Ninth in respect of any matter occurring, or any cause of action, suit or claim that, but for this Article Ninth would accrue or arise, prior to such amendment, repeal or adoption of any inconsistent provision.

     TENTH. The Corporation reserves the right at any time and from time to time to amend, alter, change or repeal any provision contained in this Second Restated Certificate of Incorporation in the manner now or hereafter prescribed by law; and all rights, preferences and privileges of whatsoever nature conferred upon stockholders, directors or any other persons whomsoever by and pursuant to this Second Restated Certificate of Incorporation in its present form or as hereafter amended are granted subject to the right reserved in this Article Tenth.

     IN WITNESS WHEREOF, Bethlehem Steel Corporation has caused this Second Restated Certificate of Incorporation to be executed by Curtis H. Barnette, its Chairman, and attested by G. Penn Holsenbeck, its Secretary, this 4th day of April, 1994.


                           BETHLEHEM STEEL CORPORATION,

                           by /s/ Curtis H. Barnette
                              ______________________
                              Curtis H. Barnette
                              Chairman

Attest:

     /s/ G. Penn Holsenbeck
     ______________________
     G. Penn Holsenbeck
     Secretary

                                                             EXHIBIT (11)

                            Bethlehem Steel Corporation

               Statement Regarding Computation of Earnings Per Share

       (dollars in millions and shares in thousands, except per share data)

                                                        Three Months Ended
                                                             March 31
                                                         -----------------
              Primary Earnings Per Share                  1994       1993
              --------------------------                  ----       ----

          Net Income (Loss)                              $12.9     ($40.8)
          Less Dividend Requirements:
             $2.50 Preferred Dividend                     (2.5)      (2.5)
             $5.00 Preferred Dividend                     (3.1)      (3.1)
             $3.50 Preferred Dividend                     (4.5)      (1.3)
             5% Preference Dividend                       (0.7)      (0.6)
                                                          -----    -------
          Net Income (Loss) Applicable to Common Stock    $2.1     ($48.3)
                                                          =====    =======
          Average Shares of Common Stock and
          Equivalents Outstanding:
             Common Stock                               94,760     90,580
             Stock Options                                 346         *
                                                        ------     ------
                     Total                              95,106     90,580
                                                        ======     ======
          Primary Earnings Per Share                     $0.02     ($0.53)
                                                        ======     =======
             Fully Diluted Earnings Per Share
          Net Income (Loss)                              $12.9     ($40.8)
          Less Dividend Requirements:
             $2.50 Preferred Dividend                     (2.5)      (2.5)
             $5.00 Preferred Dividend                     (3.1)      (3.1)
             $3.50 Preferred Dividend                     (4.5)      (1.3)
             5% Preference Dividend                       (0.7)      (0.6)
                                                         ------    -------
          Net Income (Loss) Applicable to Common Stock    $2.1     ($48.3)
                                                         ======    =======
          Average Shares of Common Stock and Equivalents
          and Other Potentially Dilutive Securities
          Outstanding:
             Common Stock                               94,760     90,580
             Stock Options                                 346         *
             $2.50 Preferred Stock                          *          *
             $5.00 Preferred Stock                          *          *
             $3.50 Preferred Stock                          *          *
             5% Preference Stock                            *          *
                                                        ------     -------
                     Total                              95,106     90,580
                                                        ======     =======
          Fully Diluted Earnings Per Share               $0.02     ($0.53)
                                                        ======     =======

          * Antidilutive