Form 10-Q
period 1994-06-30
BETHLEHEM STEEL CORP /DE/
filed 1994-08-11
CIK 11860

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended June 30, 1994
              Commission file number 1-1941

               BETHLEHEM STEEL CORPORATION
    (Exact name of registrant as specified in its charter)


DELAWARE
(State of incorporation)             24-0526133
                                      (I.R.S. Employer
                                       Identification No.)

1170 Eighth Avenue
BETHLEHEM, PENNSYLVANIA                      l8016-7699
(Address of principal                         (Zip Code)
executive offices)


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

Number of Shares of Common Stock Outstanding as of August __, 1994:

   BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES



                                 INDEX

                                                         Page No.
PART I.  Financial Information

Consolidated Statements of Income-
   Three Months and Six Months Ended June 30, 1994
   and 1993 (unaudited). . . . . . . . . . . . . . . . . .  2

Consolidated Balance Sheets-
   June 30, 1994 (unaudited), December 31, 1993
   and June 30, 1993 (unaudited) . . . . . . . . . . . . .  3

Consolidated Statements of Cash Flows-
   Six Months Ended June 30, 1994 and
   1993 (unaudited). . . . . . . . . . . . . . . . . . . .  4

Notes to Consolidated Financial Statements. . . . . . . . . 5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . . . . .  6


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . 10

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . 11


Signatures   . . . . . . . . . . . . . . . . . . . . . . . 12

                          Bethlehem Steel Corporation
                     CONSOLIDATED  STATEMENTS  OF  INCOME
           (dollars and shares in millions, except per share data)
                                  (unaudited)

Three Months Ended                                         Six Months Ended
     June 30                                                    June 30
- ------------------                                         ----------------
  1994      1993                                            1994       1993
  ----      ----                                            ----       ----
$1,230.5  $1,117.4   Net Sales                          . $2,361.7   $2,137.8
                     Costs and Expenses:
 1,087.9   1,010.6    Cost of sales                     .  2,093.1    1,957.0
    67.1      70.8    Depreciation                      .    132.6      137.2
                      Selling, administration
    33.9      38.3     and general expense              .     68.3       78.3
- --------  --------                                        --------   --------
 1,188.9   1,119.7   Total Costs and Expenses           .  2,294.0    2,172.5
- --------  --------                                        --------   --------
    41.6      (2.3)  Income (Loss) from Operations      .     67.7      (34.7)
                     Financing Income (Expense):
   (12.6)    (15.7)   Interest and other financing costs.    (26.2)     (32.2)
     1.7       1.9    Interest and other income         .      3.6        3.5
- --------  --------                                        --------   --------
    30.7     (16.1)  Income (Loss) before Income Taxes  .     45.1      (63.4)

    (4.7)      2.5   Benefit (Provision) for Income Taxe.     (6.2)       9.0

    26.0     (13.6)  Net Income (Loss)                  .     38.9      (54.4)
- --------  --------                                        --------   --------

                     Dividends on Preferred and
    10.8      10.9    Preference Stock                  .     21.6       18.4
- --------  --------                                        --------   --------

                     Net Income (Loss) Applicable
$   15.2  $  (24.5)   to Common Stock                   . $   17.3   $  (72.8)
========  ========                                        ========   =========






$   0.14  $  (0.27)  Net Income (Loss) per Common Share . $   0.17   $  (0.80)
   109.2      90.7   Average Primary Shares Outstanding . .  102.2       90.7





The accompanying Notes are an integral part of the Consolidated Financial Statements.

                           Bethlehem  Steel  Corporation

                           CONSOLIDATED  BALANCE  SHEETS
                               (dollars in millions)

                                      ASSETS

                                            June 30    December 31  June 30
                                              1994        1993        1993
                                           (unaudited)             (unaudited)
                                           ----------- ----------- -----------
Current Assets:
  Cash and cash equivalents                 $   145.4   $   228.9   $   205.4
  Receivables, less allowances                  511.1       503.2       489.0
  Inventories:
    Raw materials                               293.0       341.9       350.3
    Finished and semifinished                   597.8       494.8       412.6
    Contract work-in-progress, less
    billings                                     15.6        15.8        18.7
                                            ---------   ---------   ---------
                                                906.4       852.5       781.6
  Other current assets                            5.5         6.5         7.9
                                            ---------   ---------   ---------
Total Current Assets                          1,568.4     1,591.1     1,483.9
Investments and Miscellaneous Assets            144.9       124.0       153.0
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,152.0, $4,107.0 and $4,371.7             2,665.7     2,634.3     2,784.9
Deferred Income Tax Asset - net                 921.5       926.7       839.2
Intangible Asset - Pensions                     568.8       600.6       202.2
                                            ---------   ---------   ---------
Total Assets                                $ 5,869.3   $ 5,876.7   $ 5,463.2
                                            =========   =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                          $   390.2   $   360.9   $   360.5
  Accrued employment costs                      282.2       262.4       262.3
  Accrued taxes                                  57.8        65.4        54.5
  Debt and capital lease obligations            124.8        95.5        88.4
  Other current liabilities                     103.4       130.0       110.1
                                             --------   ---------   ---------
Total Current Liabilities                       958.4       914.2       875.8

Pension Liability                             1,256.6     1,613.6     1,081.2
Postretirement Benefits Other Than
  Pensions                                    1,454.2     1,448.3     1,433.0
Long-term Debt and Capital Lease
  Obligations                                   703.4       718.3       650.2
Other Long-term Liabilities                     417.4       485.7       449.5

Stockholders' Equity:
  Preferred Stock                                11.6        11.6        11.6
  Preference Stock                                2.9         2.8         3.0
  Common Stock                                  111.2        93.4        92.9
  Common Stock held in treasury at cost         (59.5)      (59.7)      (59.7)
  Additional paid-in capital                  1,914.1     1,588.4     1,653.7
  Retained deficit                             (901.0)     (939.9)     (728.0)
                                             ---------  ---------   ---------
Total Stockholders' Equity                    1,079.3       696.6       973.5
                                             ---------  ---------   ---------
Total Liabilities and Stockholders' Equity   $5,869.3   $ 5,876.7   $ 5,463.2
                                             =========  =========   =========


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                       Bethlehem  Steel  Corporation

                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                           (dollars in millions)
                                 (unaudited)
                                                        Six Months Ended
                                                             June 30
                                                        -----------------
                                                        1994         1993
                                                        ----         ----
Operating Activities:
   Net income (loss)                                 $  38.9     $  (54.4)

   Adjustments for items not affecting cash
      from operating activities:
      Depreciation                                     132.6        137.2
      Deferred Income Taxes                              5.2        (10.0)
      Other - net                                        3.3          2.5

   Working capital (excluding financing and
      investing activities):
      Receivables                                       (7.8)       (85.7)
      Inventories                                      (54.6)        70.9
      Accounts payable                                  30.2         (3.1)
      Employment costs and other                        (2.8)       (35.0)
   Other - net                                           5.8          7.5
                                                    ---------    ---------
Cash Provided from Operating Activities                150.8         29.9
                                                    ---------    ---------
Investing Activities:
   Capital expenditures                               (222.9)      (126.4)
   Cash proceeds from sale of businesses
      and assets                                         3.0          9.4
   Other - net                                          (0.4)        (0.8)
                                                    ---------    ---------
Cash Used for Investing Activities                    (220.3)      (117.8)
                                                    ---------    ---------

Financing Activities:
   Pension expense                                     105.2        102.1
   Pension funding                                    (437.5)      (174.8)
   Revolving and other credit borrowings
      (payments) - net                                  25.0        (80.0)
   Long-term debt and capital lease borrowings          14.6         49.4
   Long-term debt and capital lease payments           (48.7)       (27.0)
   Restructured facilities payments                     (7.7)       (17.0)
   Common Stock issued                                 355.3          -
   Preferred Stock issued                                -          248.4
   Cash dividends paid                                 (20.2)       (16.0)
                                                    ---------    ---------
Cash (Used for) Provided from Financing Activiti       (14.0)        85.1
                                                    ---------    ---------
Net Decrease in Cash and Cash Equivalents              (83.5)        (2.8)
Cash and Cash Equivalent- Beginning of Period          228.9        208.2
                                                    ---------    ---------
                        - End of Period             $  145.4     $  205.4
                                                    =========    =========
Supplemental Cash Payment Information:
   Interest, net of amount capitalized              $   23.3     $   19.5
   Income taxes                                     $    0.1     $    5.6

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                   NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS



1.     Segment Results (dollars in millions):

                                                 (unaudited)

                                    1994                      1993
                            ------------------    ----------------------------
                            Second      First     Fourth      Third     Second
                            Quarter    Quarter    Quarter    Quarter    Quarter
                            ------------------    -----------------------------
Net Sales:
 Basic Steel Operations   $ 1,189.9  $ 1,125.7  $ 1,112.2  $ 1,029.3  $ 1,077.3
 Steel Related Operations      45.3       10.1       21.7       29.8       43.3
 Eliminations                  (4.7)      (4.6)      (3.6)      (3.8)      (3.2)
                          ---------- ---------- ---------- ---------- ----------
 Total                    $ 1,230.5  $ 1,131.2  $ 1,130.3  $ 1,055.3  $ 1,117.4
                          ========== ========== ========== ========== ==========

Operating Income (Loss):
 Basic Steel Operations   $    49.3  $    35.8  $  (278.7)*$    32.0  $     1.4
 Steel Related Operations      (7.7)      (9.7)      (5.2)      (8.6)      (3.7)
                          ---------- ---------- ---------- ---------- ----------
 Total                    $    41.6  $    26.1  $  (283.9) $    23.4  $    (2.3)
                          ========== ========== ========== ========== ==========

Shipments
 (thousands of net tons):
 Basic Steel Operations       2,346      2,290      2,328      2,160      2,290
                          ========== ========== ========== ========== ==========

Raw Steel Production
 (thousands of net tons):
 Basic Steel Operations       2,648      2,474      2,691      2,629      2,511
                          ========== ========== ========== ========== ==========

 * Operating income for the Basic Steel segment was $76.4 million, excluding the $350 million charge ($290 million after tax) recorded in the fourth quarter of 1993. The restructuring loss was principally for a revised modernization plan for our Bethlehem Structural Products subsidiary and for the book value of the idled coke plant at our Sparrows Point Division.


2. The Consolidated Financial Statements as of and for the three month and six month periods ended June 30, 1994 and 1993 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.


3. These Consolidated Financial Statements should be read together with the 1993 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                  MANAGEMENT'S DISCUSSION AND
   ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Review of Results:

Second Quarter and First Six Months 1994
Second Quarter and First Six Months 1993

     Bethlehem reported net income of $26 million, or $.14 per common share, for the second quarter of 1994, an improvement of $40 million over the net loss of $14 million, or $.27 per common share, for the second quarter of 1993.

     For the first six months of 1994, net income was $39 million, or $.17 per common share, an improvement of $93 million over the net loss of $54 million, or $.80 per common share, for the first six months of 1993.


Segment Results

     Basic Steel Operations. The Basic Steel Operations segment had income from operations of $49 million for the second quarter of 1994, an increase of $48 million over income from operations of $1 million for the year earlier period. For the first six months of 1994, this segment had income from operations of $85 million, an increase of $112 million over the loss from operations of $27 million for the first six months of 1993.

     This segment's improved operatingg results for the second quarter of 1994 compared to the year earlier period reflect strong steel demand from the automotive, machinery and light construction markets resulting in higher realized steel prices and increased shipments primarily of sheet products from the Burns Harbor and Sparrows Point Divisions. The benefit of the improved prices and shipments was partially offset by increased operating costs, including higher costs for purchased slabs to meet customer requirements and higher costs for purchased coke in connection with the rebuild of a coke oven battery at Burns Harbor.

     At Bethlehem Structural Products Corporation operating results were worse for the second quarter of 1994 compared to the year earlier period because of increased operating costs at its blast furnace operations, higher employment costs and lower prices and shipments of its structural products.

     Operating results at Pennsylvania Steel Technologies ("PST") were also worse for the second quarter of 1994 compared to the year earlier period primarily due to higher scrap prices and higher employment costs.
Additionally, PST incurred start-up costs in connection with its modernization program discussed below.

     Steel Related Operations. The Steel Related Operations segment (BethShip, BethForge, and CENTEC) had losses from operations of $8 million for the second quarter and $17 million for the first half of 1994 compared to losses from operations of $4 million and $8 million for the year earlier periods. Results at the BethShip Division were worse for the second quarter of 1994 than for the year earlier quarter due to weak demand from the ship repair market. BethForge, Inc. and the CENTEC joint venture continued to experience losses in the second quarter of 1994.


Liquidity

     Principal uses of cash during the first six months of 1994 included capital expenditures, pension funding and increased working capital to support high levels of operations at the Burns Harbor and Sparrows Point Divisions and a blast furnace reline at Burns Harbor. Cash provided from operating activities was $151 million for the first half of 1994 compared to $30 million for the first half of 1993. Cash and cash equivalents totaled $145 million at June 30, 1994 compared to $229 million at December 31, 1993 and $205 million at June 30, 1993.

     Bethlehem has received additional bank commitments raising its total borrowing capacity under its 1992 credit agreement from $400 million to $467 million. With these additional commitments, the amount available for additional borrowings and letters of credit under this agreement total $340 million. Bethlehem borrowed $25 million under its 1992 credit agreement during the second quarter in order to support the increase in working capital. At June 30, 1994, $25 million of borrowings and $102 million for letters of credit were outstanding under this agreement. Bethlehem's accounts receivable and inventories are pledged as collateral under this agreement.

     In April 1994, Bethlehem completed an offering of $26 million of 8% tax exempt revenue bonds due 2024. The proceeds are being used to finance the construction of a solid waste disposal facility at the Burns Harbor Division.

     Bethlehem repaid $49 million of debt and capital lease obligations during the first six months of 1994 and expects to repay an additional $72 million of such obligations during the remainder of the year, including the $25 million of borrowings outstanding under the 1992 credit agreement.

     Capital expenditures were $223 million for the first six months of 1994 compared to $126 million during the year earlier period. Capital expenditures are currently expected to be about $450 million in 1994 compared to $327 million in 1993.

     Bethlehem contributed a total of $437 million to its pension fund during the first six months of 1994, including net proceeds of $355 million from a public offering of 17.25 million shares of Common Stock. As a result of this funding, Bethlehem's unfunded pension liability was reduced to approximately $1,257 million at June 30, 1994 compared to $1,614 million at December 31, 1993.

     Principal uses of cash during the remainder of 1994 include capital expenditures, additional pension funding and the repayment of debt and capital lease obligations. Bethlehem expects to maintain an adequate level of liquidity from cash flow from operations, reductions in working capital and available borrowings under its 1992 revolving credit agreement.


Capital Projects and Joint Ventures

     Work is progressing on three capital projects at Burns Harbor that will further enhance the competitiveness of this Division. Rebuild of a coke oven battery has been accelerated, with the battery now scheduled to resume production in December of 1994. A reline of one of Burns Harbor's two blast furnaces commenced on July 29 and is scheduled to be completed in November. Construction is also proceeding on a new coal injection facility for the blast furnaces which is on schedule for completion in early 1995. Operating costs per ton are higher at Burns Harbor while these projects are underway, due primarily to lower raw steel production and increased costs for purchased slabs and coke.

     PST is nearing the scheduled completion of its modernization program to establish it as the low cost North American producer of high quality railroad rails and specialty blooms. PST expects to commence producing premium head hardened rails in September.

     During the second quarter, a joint venture in which Bethlehem is participating, known as Double G Coatings Company, L.P., started operation of a 270,000 ton per year sheet coating line near Jackson, Mississippi, which produces galvanized and Galvalume coated sheets primarily for the construction market. The Sparrows Point Division is providing cold rolled coils for approximately half of Double G's annual capacity and is responsible for marketing its share of the finished product.

Dividends

     On July 27, 1994, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable September 10, 1994 to holders of record on August 10, 1994. No dividend was declared on Bethlehem's Common Stock.


Outlook

     The steel-intensive sectors of the economy remain strong, and Bethlehem believes that recent and expected levels of consumer spending and business investment will support high levels of steel demand through 1995. Industry shipments are estimated to be 91 million tons in 1994.

     As to the near term outlook for Bethlehem, demand for its flat-rolled products is very strong and orders are on controlled acceptance at the Burns Harbor and Sparrows Point Divisions. In order to restore fair value for its products and help rebuild its financial strength, Bethlehem announced price increases for all its sheet and plate products, effective January 1, 1995. Bethlehem will incur higher costs during the remainder of the year in connection with the modernization projects underway at Burns Harbor and the start-up of PST's modernized steelmaking and rail production facilities. These projects are very important to Bethlehem over the longer-term and will help it to achieve sustained profitability.

                       PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at June 30, 1994.

     On June 9, 1994, the United States Environmental Protection Agency (the "EPA") issued an administrative Complaint and Notice of Opportunity for Hearing alleging several violations of the polychlorinated biphenyl (PCB) regulations under the Toxic Substance Control Act by Bethlehem at the Sparrows Point Division. The Complaint sets forth a proposed civil penalty of $145,500. On June 30, 1994, Bethlehem filed its Answer and Request for Hearing. Settlement discussions have been initiated between Bethlehem and the EPA. If such discussions do not succeed, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

     The following previously reported legal proceedings had developments during the second quarter of 1994:

     The Justice Department, the EPA and the Texas Natural Resource Conservation Commission (formerly Texas Water Commission) have instituted a criminal investigation into certain environmental practices involving the operations of the BethShip Sabine Yard in Port Arthur, Texas. The basic operations of the Yard comprise the drydocking of marine vessels to clean and paint exterior surfaces and internal tanks, as well as performing steel hull plate repairs and other general repairs. These operations use blasting grit, paint thinner and other materials. The investigation includes the above operations and the usage, treatment, storage and disposal of those materials. Bethlehem is cooperating with the authorities as to the conduct of the investigation, which is continuing. While no criminal charges have been brought or fines or penalties proposed, Bethlehem has had discussions with the government to explore possible resolution of the matter. However, it is not possible at this time to reach any conclusions as to the outcome of the investigation or the future decisions or actions by the governmental agencies.

     On September 10, 1992, the Justice Department on behalf of the EPA filed a complaint against Bethlehem in the United States District Court for the Eastern District of Pennsylvania for penalties for alleged violations of the coke-by-product recovery plant benzene NESHAP at Bethlehem Structural Products Corporation and the Sparrows Point Division. The complaint alleges that Bethlehem failed to meet the regulatory deadlines for operation of certain sources covered by benzene NESHAP regulations at the two facilities. The complaint also alleges that Bethlehem failed to submit certain monthly reports in a timely fashion. On July 5, 1994, the Court entered a Consent Decree memorializing a settlement resolving all issues in this matter. The Consent Decree requires Bethlehem to pay a civil penalty of $650,000 and to continue to comply with all applicable requirements of the benzene NESHAP regulations at Bethlehem Structural Products Corporation and at the Sparrows Point Division.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     The following is an index of the exhibits included in this Report on Form 10-Q:


     11.   Statement regarding computation of per share earnings.

          (b)  Reports on Form 8-K.

     Except as previously reported, no reports on Form 8-K were filed by Bethlehem during the quarter ended June 30, 1994.

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

       13                                   EXHIBIT INDEX

         The following is an index of the exhibits included in this Report:



Item                                                     Sequential
No.                         Exhibit                      Page Number



11 Statement Regarding Computation of Per Share Earnings

                                                                EXHIBIT (11)

                         Bethlehem Steel Corporation

            Statement Regarding Computation of Earnings Per Share

      (dollars in millions and shares in thousands, except per share data)

   Three Months                                                 Six Months
   Ended June 30                                               Ended June 30
  1994       1993          Primary Earnings Per Share         1994       1993


  $26.0     ($13.6)    Net Income (Loss)                      $38.9     ($54.4)
                       Less Dividend Requirements:
   (2.5)      (2.5)       $2.50 Preferred Dividend             (5.0)      (5.0)
   (3.1)      (3.1)       $5.00 Preferred Dividend             (6.3)      (6.3)
   (4.5)      (4.5)       $3.50 Preferred Dividend             (9.0)      (5.8)
   (0.7)      (0.8)       5% Preference Dividend               (1.3)      (1.3)
                            Total Preferred and
  (10.8)     (10.9)           Preference Dividend             (21.6)     (18.4)
                       Net Income (Loss) Applicable
  $15.2     ($24.5)        to Common Stock                    $17.3     ($72.8)

                       Average Shares of Common Stock and
                       Equivalents Outstanding:
109,065     90,728        Common Stock                      101,952     90,655
    173         *         Stock Options                         260         *
109,238     90,728                Total                     102,212     90,655

  $0.14     ($0.27)    Primary Earnings Per Share             $0.17     ($0.80)

                          Fully Diluted Earnings Per Share
  $26.0     ($13.6)    Net Income (Loss)                      $38.9     ($54.4)
                       Less Dividend Requirements:
   (2.5)      (2.5)       $2.50 Preferred Dividend             (5.0)      (5.0)
   (3.1)      (3.1)       $5.00 Preferred Dividend             (6.3)      (6.3)
   (4.5)      (4.5)       $3.50 Preferred Dividend             (9.0)      (5.8)
   (0.7)      (0.8)       5% Preference Dividend               (1.3)      (1.3)
                       Net Income (Loss) Applicable
  $15.2     ($24.5)        to Common Stock                    $17.3     ($72.8)

                       Average Shares of Common Stock and Equivalents and Other Potentially Dilutive Securities Outstanding:
109,065     90,728        Common Stock                      101,952     90,655
    173         *         Stock Options                         260         *
     *          *         $2.50 Preferred Stock                  *          *
     *          *         $5.00 Preferred Stock                  *          *
     *          *         $3.50 Preferred Stock                  *          *
     *          *         5% Preference Stock                    *          *
109,238     90,728                Total                     102,212     90,655

  $0.14     ($0.27)    Fully Diluted Earnings Per Share       $0.17     ($0.80)





*  Antidilutive