Form 10-Q/A
period 1994-06-30
BETHLEHEM STEEL CORP /DE/
filed 1994-08-11
CIK 11860

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

Number of Shares of Common Stock Outstanding as of August 10, 1994:
109,346,946

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

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . 10


Signatures   . . . . . . . . . . . . . . . . . . . . . . . 11

                          Bethlehem Steel Corporation

                     CONSOLIDATED  STATEMENTS  OF  INCOME
           (dollars and shares in millions, except per share data)
                                  (unaudited)

Three Months Ended                                         Six Months Ended
     June 30                                                    June 30
- - ------------------                                         ----------------
  1994      1993                                            1994       1993
  ----      ----                                            ----       ----


$1,230.5  $1,117.4   Net Sales                           $2,361.7   $2,137.8
- - --------  --------                                       --------   --------

                     Costs and Expenses:
 1,087.9   1,010.6    Cost of sales                       2,093.1    1,957.0
    67.1      70.8    Depreciation                          132.6      137.2
                      Selling, administration
    33.9      38.3     and general expense                   68.3       78.3
- - --------  --------                                       --------   --------
 1,188.9   1,119.7   Total Costs and Expenses             2,294.0    2,172.5
- - --------  --------                                       --------   --------
    41.6      (2.3)  Income (Loss) from Operations           67.7      (34.7)

                     Financing Income (Expense):
   (12.6)    (15.7)   Interest and other financing costs    (26.2)     (32.2)
     1.7       1.9    Interest and other income               3.6        3.5
- - --------  --------                                       --------   --------
    30.7     (16.1)  Income (Loss) before Income Taxes       45.1      (63.4)

    (4.7)      2.5   Benefit (Provision) for Income Taxes    (6.2)       9.0
- - --------  --------                                       --------   --------

    26.0     (13.6)  Net Income (Loss)                       38.9      (54.4)

                     Dividends on Preferred and
    10.8      10.9    Preference Stock                       21.6       18.4
- - --------  --------                                       --------   --------

                     Net Income (Loss) Applicable
$   15.2  $  (24.5)   to Common Stock                    $   17.3   $  (72.8)
========  ========                                       ========   =========

$   0.14  $  (0.27)  Net Income (Loss) per Common Share  $   0.17   $  (0.80)
   109.2      90.7   Average Primary Shares Outstanding     102.2       90.7





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

                       Bethlehem  Steel  Corporation

                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                           (dollars in millions)
                                 (unaudited)
                                                        Six Months Ended
                                                             June 30
                                                        -----------------
                                                        1994         1993
                                                        ----         ----
Operating Activities:
   Net income (loss)                                 $  38.9     $  (54.4)

   Adjustments for items not affecting cash
      from operating activities:
      Depreciation                                     132.6        137.2
      Deferred Income Taxes                              5.2        (10.0)
      Other - net                                        3.3          2.5
   Working capital (excluding financing and
      investing activities):
      Receivables                                       (7.8)       (85.7)
      Inventories                                      (54.6)        70.9
      Accounts payable                                  30.2         (3.1)
      Employment costs and other                        (2.8)       (35.0)
   Other - net                                           5.8          7.5
                                                    ---------    ---------
Cash Provided from Operating Activities                150.8         29.9
                                                    ---------    ---------
Investing Activities:
   Capital expenditures                               (222.9)      (126.4)
   Cash proceeds from sale of businesses
      and assets                                         3.0          9.4
   Other - net                                          (0.4)        (0.8)
                                                    ---------    ---------
Cash Used for Investing Activities                    (220.3)      (117.8)
                                                    ---------    ---------

Financing Activities:
   Pension expense                                     105.2        102.1
   Pension funding                                    (437.5)      (174.8)
   Revolving and other credit borrowings
      (payments) - net                                  25.0        (80.0)
   Long-term debt and capital lease borrowings          14.6         49.4
   Long-term debt and capital lease payments           (48.7)       (27.0)
   Restructured facilities payments                     (7.7)       (17.0)
   Common Stock issued                                 355.3          -
   Preferred Stock issued                                -          248.4
   Cash dividends paid                                 (20.2)       (16.0)
                                                    ---------    ---------
Cash (Used for) Provided from Financing Activities     (14.0)        85.1
                                                    ---------    ---------
Net Decrease in Cash and Cash Equivalents              (83.5)        (2.8)
Cash and Cash Equivalents- Beginning of Period         228.9        208.2
                                                    ---------    ---------
                         - End of Period            $  145.4     $  205.4
                                                    =========    =========
Supplemental Cash Payment Information:
   Interest, net of amount capitalized              $   23.3     $   19.5
   Income taxes                                     $    0.1     $    5.6


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                   NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS



1.     Segment Results (dollars in millions):

                                                 (unaudited)

                                  1994                        1993
                          --------------------  --------------------------------
                            Second      First     Fourth      Third     Second
                            Quarter    Quarter    Quarter    Quarter    Quarter
                          --------------------  --------------------------------
Net Sales:
 Basic Steel Operations   $ 1,189.9  $ 1,125.7  $ 1,112.2  $ 1,029.3  $ 1,077.3
 Steel Related Operations      45.3       10.1       21.7       29.8       43.3
 Eliminations                  (4.7)      (4.6)      (3.6)      (3.8)      (3.2)
                          ---------- ---------- ---------- ---------- ----------
 Total                    $ 1,230.5  $ 1,131.2  $ 1,130.3  $ 1,055.3  $ 1,117.4
                          ========== ========== ========== ========== ==========

Operating Income (Loss):
 Basic Steel Operations   $    49.3  $    35.8  $  (278.7)*$    32.0  $     1.4
 Steel Related Operations      (7.7)      (9.7)      (5.2)      (8.6)      (3.7)
                          ---------- ---------- ---------- ---------- ----------
 Total                    $    41.6  $    26.1  $  (283.9) $    23.4  $    (2.3)
                          ========== ========== ========== ========== ==========

Shipments
 (thousands of net tons):
 Basic Steel Operations       2,346      2,290      2,328      2,160      2,290
                          ========== ========== ========== ========== ==========

Raw Steel Production
 (thousands of net tons):
 Basic Steel Operations       2,648      2,474      2,691      2,629      2,511
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

     This segment's improved operating results for the second quarter of 1994 compared to the year earlier period reflect strong steel demand from the automotive, machinery and light construction markets resulting in higher realized steel prices and increased shipments primarily of sheet products from the Burns Harbor and Sparrows Point Divisions. The benefit of the improved prices and shipments was partially offset by increased operating costs, including higher costs for purchased slabs to meet customer requirements and higher costs for purchased coke in connection with the rebuild of a coke oven battery at Burns Harbor.

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

     Bethlehem contributed a total of $437 million to its pension fund during the first six months of 1994, including net proceeds of $355 million from a public offering of 17.25 million shares of Common Stock. As a result of this funding, Bethlehem's unfunded pension liability was reduced to approximately $1,257 million at June 30, 1994 compared to $1,614 million at December 31, 1993. Pension funding reform legislation is currently pending in Congress. The prospects for passage of such legislation are uncertain. If the legislation is enacted as currently proposed, it is not expected to increase Bethlehem's minimum annual contribution requirement for its pension fund for
at least seven years because of transition rules.   The proposed legislation
would raise Bethlehem's annual pension insurance premiums from about $8 million to about $21 million over a three year period, assuming there was no change in the funded level of the pension fund.

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


                                  Bethlehem Steel Corporation
                                        (Registrant)
                                  by


                                  /s/ L. A. Arnett
                                 ______________________
                                 L. A. Arnett
                                  Vice President and
                                  Controller (principal
                                  accounting officer)

Date:  August 11, 1994

                                   EXHIBIT INDEX

         The following is an index of the exhibit included in this Report:



Item                                                     Sequential
No.                         Exhibit                      Page Number



11              Statement Regarding Computation               13
                of Per Share Earnings

PAGE> 14
                                                                EXHIBIT (11)

                         Bethlehem Steel Corporation

            Statement Regarding Computation of Earnings Per Share

      (dollars in millions and shares in thousands, except per share data)

    Three Months                                                 Six Months
    Ended June 30                                               Ended June 30
- - ------------------                                          ------------------
   1994       1993          Primary Earnings Per Share         1994       1993
   ----       ----                                             ----       ----
  $26.0     ($13.6)    Net Income (Loss)                      $38.9    ($54.4)
                       Less Dividend Requirements:
   (2.5)      (2.5)       $2.50 Preferred Dividend             (5.0)     (5.0)
   (3.1)      (3.1)       $5.00 Preferred Dividend             (6.3)     (6.3)
   (4.5)      (4.5)       $3.50 Preferred Dividend             (9.0)     (5.8)
   (0.7)      (0.8)       5% Preference Dividend               (1.3)     (1.3)
- - --------   --------                                         --------  --------
                            Total Preferred and
  (10.8)     (10.9)           Preference Dividend             (21.6)    (18.4)
- - --------   --------                                         --------  --------
                       Net Income (Loss) Applicable
  $15.2     ($24.5)        to Common Stock                    $17.3    ($72.8)
========   ========                                         ========  ========

                       Average Shares of Common Stock and
                       Equivalents Outstanding:
109,065     90,728        Common Stock                      101,952     90,655
    173         *         Stock Options                         260         *
- - --------   --------                                         --------  --------
109,238     90,728                Total                     102,212     90,655
- - --------   --------                                         --------  --------

  $0.14     ($0.27)    Primary Earnings Per Share             $0.17     ($0.80)
========   ========                                         ========  ========

                          Fully Diluted Earnings Per Share

  $26.0     ($13.6)    Net Income (Loss)                      $38.9    ($54.4)
                       Less Dividend Requirements:
   (2.5)      (2.5)       $2.50 Preferred Dividend             (5.0)     (5.0)
   (3.1)      (3.1)       $5.00 Preferred Dividend             (6.3)     (6.3)
   (4.5)      (4.5)       $3.50 Preferred Dividend             (9.0)     (5.8)
   (0.7)      (0.8)       5% Preference Dividend               (1.3)     (1.3)
- - --------   --------                                         --------  --------
                       Net Income (Loss) Applicable
  $15.2     ($24.5)        to Common Stock                    $17.3    ($72.8)
========   ========                                         ========  ========

                       Average Shares of Common Stock and
                        Equivalents and Other Potentially
                       Dilutive Securities Outstanding:
109,065     90,728        Common Stock                      101,952     90,655
    173         *         Stock Options                         260         *
     *          *         $2.50 Preferred Stock                  *          *
     *          *         $5.00 Preferred Stock                  *          *
     *          *         $3.50 Preferred Stock                  *          *
     *          *         5% Preference Stock                    *          *
- - --------   --------                                         --------  --------

109,238     90,728                Total                     102,212     90,655
========   ========                                         ========  ========

  $0.14     ($0.27)    Fully Diluted Earnings Per Share       $0.17    ($0.80)
========   ========                                         ========  ========

*  Antidilutive