Form 10-Q
period 1994-09-30
BETHLEHEM STEEL CORP /DE/
filed 1994-11-10
CIK 11860

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                      For Quarter Ended September 30, 1994
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

                             Yes   X       No
                                 -----        -----

      Number of Shares of Common Stock Outstanding as of November 7, 1994:
         109,771,918

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                     INDEX

                                                                                              PAGE NO.
PART I.  FINANCIAL INFORMATION

Consolidated Statements of Income-
      Nine Months Ended September 30, 1994
      and 1993 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2

Consolidated Balance Sheets-
      September 30, 1994 (unaudited), December 31, 1993
      and September 30, 1993 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .           3

Consolidated Statements of Cash Flows-
      Nine Months Ended September 30, 1994 and
      1993 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .           5

Management's Discussion and Analysis of Results of
      Operations and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . .           6


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .          10

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .          12


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13

                          BETHLEHEM STEEL CORPORATION

                      CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

  THREE MONTHS ENDED                                                                NINE MONTHS ENDED
     SEPTEMBER 30                                                                      SEPTEMBER 30
  ------------------                                                                -----------------
   1994       1993                                                                   1994       1993
  ------     -------                                                                ------     ------

$1,233.2  $1,055.3   NET SALES. . . . . . . . . . . . . . . . . . . . . . .      $3,594.9   $3,193.1
- --------  --------                                                               --------   --------
                     COSTS AND EXPENSES:
 1,120.9     924.4    Cost of sales . . . . . . . . . . . . . . . . . . . .       3,214.0    2,881.4
    61.2      69.1    Depreciation. . . . . . . . . . . . . . . . . . . . .         193.8      206.3
                      Selling, administration
    30.5      38.4     and general expense. . . . . . . . . . . . . . . . .          98.8      116.7
- --------  --------                                                               --------   --------

 1,212.6   1,031.9   TOTAL COSTS AND EXPENSES . . . . . . . . . . . . . . .       3,506.6    3,204.4
- --------  --------                                                               --------   --------
    20.6      23.4   INCOME (LOSS) FROM OPERATIONS. . . . . . . . . . . . .          88.3      (11.3)

                     FINANCING INCOME (EXPENSE):
   (11.0)    (15.8)   Interest and other financing costs. . . . . . . . . .         (37.2)     (48.0)
     1.7       1.6    Interest and other income . . . . . . . . . . . . . .           5.3        5.1
- --------  --------                                                               --------   --------
    11.3       9.2   INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . . . .          56.4      (54.2)

                     BENEFIT (PROVISION) FOR INCOME TAXES
    (1.0)     21.5    (NOTE 2)  . . . . . . . . . . . . . . . . . . . . . .          (7.2)      30.5
- --------  --------                                                               --------   --------
    10.3      30.7   NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .          49.2      (23.7)

                     DIVIDENDS ON PREFERRED AND
    10.8      10.6    PREFERENCE STOCK. . . . . . . . . . . . . . . . . . .          32.4       29.0
- --------  --------                                                               --------   --------

                     NET INCOME (LOSS) APPLICABLE
$   (0.5) $   20.1    TO COMMON STOCK . . . . . . . . . . . . . . . . . . .      $   16.8   $  (52.7)
========  ========                                                               ========   ========




$    -    $   0.22   Net Income (Loss) per Common Share . . . . . . . . . .      $   0.16   $  (0.58)

   109.7      91.1   Average Primary Shares Outstanding . . . . . . . . . .         104.7       90.8





The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         BETHLEHEM  STEEL  CORPORATION

                         CONSOLIDATED  BALANCE  SHEETS
                             (dollars in millions)

                                          ASSETS
                                             SEPTEMBER 30  DECEMBER 31   SEPTEMBER 30
                                                1994          1993          1993
                                             (UNAUDITED)                 (UNAUDITED)
                                            -----------   -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . .  $     119.2   $     228.9   $     232.5
  Receivables, less allowances . . . . . .        496.2         503.2         475.1
  Inventories:
    Raw materials. . . . . . . . . . . . .        332.3         341.9         360.6
    Finished and semifinished. . . . . . .        528.2         494.8         487.8
    Contract work-in-progress, less
    billings . . . . . . . . . . . . . . .         14.3          15.8          14.4
                                            -----------   -----------   -----------
                                                  874.8         852.5         862.8
  Other current assets . . . . . . . . . .          8.1           6.5           5.1
                                            -----------   -----------   -----------
TOTAL CURRENT ASSETS . . . . . . . . . . .      1,498.3       1,591.1       1,575.5
INVESTMENTS AND MISCELLANEOUS ASSETS . . .        140.2         124.0         135.3
PROPERTY, PLANT AND EQUIPMENT,
  less accumulated depreciation of
  $4,147.2, $4,107.0 and $4,362.9  . . . .      2,727.7       2,634.3       2,824.1
DEFERRED INCOME TAX ASSET - NET (NOTE 2) .        920.5         926.7         861.2
INTANGIBLE ASSET - PENSIONS. . . . . . . .        559.9         600.6         186.0
                                            -----------   -----------   -----------
TOTAL ASSETS . . . . . . . . . . . . . . .  $   5,846.6   $   5,876.7   $   5,582.1
                                            ===========   ===========   ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable   . . . . . . . . . . .  $     388.3   $     360.9   $     382.8
  Accrued employment costs . . . . . . . .        283.5         262.4         256.5

  Accrued taxes. . . . . . . . . . . . . .         62.7          65.4          59.1
  Debt and capital lease obligations . . .         94.1          95.5         100.3
  Other current liabilities. . . . . . . .        102.8         130.0         109.7
                                            -----------   -----------   -----------
TOTAL CURRENT LIABILITIES. . . . . . . . .        931.4         914.2         908.4

PENSION LIABILITY  . . . . . . . . . . . .      1,279.0       1,613.6       1,086.8
POSTRETIREMENT BENEFITS OTHER THAN
  PENSIONS . . . . . . . . . . . . . . . .      1,454.0       1,448.3       1,433.4
LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS  . . . . . . . . . . . . . .        674.5         718.3         728.5
OTHER LONG-TERM LIABILITIES. . . . . . . .        426.0         485.7         427.7

STOCKHOLDERS' EQUITY:
  Preferred Stock  . . . . . . . . . . . .         11.6          11.6          11.6
  Preference Stock . . . . . . . . . . . .          2.7           2.8           2.9
  Common Stock . . . . . . . . . . . . . .        111.7          93.4          93.2
  Common Stock held in treasury at cost  .        (59.5)        (59.7)        (59.7)
  Additional paid-in capital . . . . . . .      1,905.9       1,588.4       1,646.6
  Retained deficit . . . . . . . . . . . .       (890.7)       (939.9)       (697.3)
                                            -----------   -----------   -----------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . .      1,081.7         696.6         997.3
                                            -----------   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY . . . . . . . . . . . . . . . . .  $   5,846.6   $   5,876.7   $   5,582.1
                                            ===========   ===========   ===========





The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         BETHLEHEM  STEEL  CORPORATION

                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (dollars in millions)
                                  (unaudited)

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                    ---------------------
                                                      1994         1993
                                                    --------     --------
OPERATING ACTIVITIES:
   Net income (loss) . . . . . . . . . . . . . .    $   49.2     $  (23.7)

   Adjustments for items not affecting cash
      from operating activities:
      Depreciation . . . . . . . . . . . . . . .       193.8        206.3
      Deferred Income Taxes. . . . . . . . . . .         6.2        (32.0)
      Other - net. . . . . . . . . . . . . . . .         5.8          4.2

   Working capital (excluding financing and
      investing activities):
      Receivables. . . . . . . . . . . . . . . .         7.0        (71.8)
      Inventories. . . . . . . . . . . . . . . .       (23.0)       (10.3)
      Accounts payable . . . . . . . . . . . . .        28.7         19.2
      Employment costs and other . . . . . . . .         3.5        (28.3)

   Other - net . . . . . . . . . . . . . . . . .        (0.9)         9.3
                                                    --------     --------
CASH PROVIDED FROM OPERATING ACTIVITIES. . . . .       270.3         72.9
                                                    --------     --------

INVESTING ACTIVITIES:
   Capital expenditures. . . . . . . . . . . . .      (349.3)      (240.2)
   Cash proceeds from sale of businesses
      and assets . . . . . . . . . . . . . . . .        20.5         12.3
   Other - net . . . . . . . . . . . . . . . . .        (2.0)        (2.3)
                                                    --------     --------
CASH USED FOR INVESTING ACTIVITIES . . . . . . .      (330.8)      (230.2)
                                                    --------     --------

FINANCING ACTIVITIES:
   Pension expense . . . . . . . . . . . . . . .       153.9        151.7
   Pension funding . . . . . . . . . . . . . . .      (455.0)      (203.8)
   Revolving and other credit borrowings
      (payments) - net . . . . . . . . . . . . .         -          (80.0)
   Long-term debt and capital lease borrowings .        24.5        166.2
   Long-term debt and capital lease payments . .       (84.4)       (54.0)
   Restructured facilities payments  . . . . . .       (13.2)       (20.9)
   Common Stock issued . . . . . . . . . . . . .       355.3          -
   Preferred Stock issued. . . . . . . . . . . .         -          248.4
   Cash dividends paid . . . . . . . . . . . . .       (30.3)       (26.0)
                                                    --------     --------
CASH (USED FOR) PROVIDED FROM FINANCING
  ACTIVITIES . . . . . . . . . . . . . . . . . .       (49.2)       181.6
                                                    --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS. . . .      (109.7)        24.3
CASH AND CASH EQUIVALENT- Beginning of Period. .       228.9        208.2
                                                    --------     --------
                        - End of Period. . . . .    $  119.2     $  232.5
                                                    ========     ========


SUPPLEMENTAL CASH PAYMENT INFORMATION:
   Interest, net of amount capitalized . . . . .    $   32.1     $   19.5
   Income taxes. . . . . . . . . . . . . . . . .    $    0.2     $    5.6





The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     Segment Results (dollars in millions):

                                                 (unaudited)

                                       1994                       1993
                          -------------------------------  ---------------------
                            Third     Second      First     Fourth       Third
                           Quarter    Quarter    Quarter    Quarter     Quarter
                          ---------  ---------  ---------  ---------  ----------
NET SALES:
 Basic Steel Operations   $ 1,187.6  $ 1,189.9  $ 1,125.7  $ 1,112.2   $ 1,029.3
 Steel Related Operations      51.3       45.3       10.1       21.7        29.8
 Eliminations                  (5.7)      (4.7)      (4.6)      (3.6)       (3.8)
                          ---------  ---------  ---------  ---------   ---------
 Total                    $ 1,233.2  $ 1,230.5  $ 1,131.2  $ 1,130.3   $ 1,055.3
                          =========  =========  =========  =========   =========

OPERATING INCOME (LOSS):
 Basic Steel Operations   $    29.4  $    49.3  $    35.8  $  (278.7)* $    32.0
 Steel Related Operations      (8.8)      (7.7)      (9.7)      (5.2)       (8.6)
                          ---------  ---------  ---------  ---------   ---------
 Total                    $    20.6  $    41.6  $    26.1  $  (283.9)  $    23.4
                          =========  =========  =========  =========   =========

SHIPMENTS
 (thousands of net tons):
 Basic Steel Operations       2,321      2,346      2,290      2,328       2,160
                          =========  =========  =========  =========   =========

RAW STEEL PRODUCTION
 (thousands of net tons):
 Basic Steel Operations       2,187      2,648      2,474      2,691       2,629
                          =========  =========  =========  =========   =========

 * Operating income for the Basic Steel segment was $76.4 million, excluding the $350 million charge ($290 million after tax) recorded in the fourth quarter of 1993. The restructuring loss was principally for a revised modernization plan for our Bethlehem Structural Products subsidiary and for the book value of the idled coke plant at our Sparrows Point Division.


2. The 1993 Omnibus Budget Reconciliation Act increased the federal corporate income tax rate to 35% from 34%. This increase in the tax rate resulted in an increase in our Deferred Income Tax Asset of $25 million, net of a valuation allowance, which was recorded in the third quarter of 1993.


3. The Consolidated Financial Statements as of and for the three month and nine month periods ended September 30, 1994 and 1993 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.


4. These Consolidated Financial Statements should be read together with the 1993 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVIEW OF RESULTS:

THIRD QUARTER AND FIRST NINE MONTHS 1994
THIRD QUARTER AND FIRST NINE MONTHS 1993

         Bethlehem reported net income of $10 million for the third quarter of 1994, compared to net income of $31 million for the third quarter of 1993. Results for the third quarter of 1993 included a one-time tax benefit of $25 million resulting from new tax legislation which offset approximately $20 million in unusual costs in connection with the labor agreement reached with the United Steelworkers of America in August 1993.

         For the first nine months of 1994, net income was $49 million compared to a net loss of $24 million for the first nine months of 1993.


SEGMENT RESULTS

         Basic Steel Operations. The Basic Steel Operations segment had income from operations of $29 million for the third quarter of 1994 compared to income from operations of $32 million for the year earlier period.

         Bethlehem's operating results for the third quarter of 1994 compared to the year earlier period reflect higher costs incurred in connection with Capital Projects underway at Burns Harbor and Pennsylvania Steel Technologies (see "Capital Projects" below for a discussion of these projects), increased employment costs, and higher costs and losses at Bethlehem Structural Products Corporation. These higher costs were offset, in part, by increased realized prices and shipments of flat-rolled products at the Burns Harbor and Sparrows Point Divisions in response to continued strong demand from the automotive, machinery and light construction markets. While operating costs were higher in the third quarter of 1994 because of the Capital Projects, Bethlehem expects to benefit from the projects over the longer term as a result of lower costs and improved quality.

         Operating results for Bethlehem Structural Products Corporation during the third quarter of 1994 were adversely affected by higher costs at its iron and steelmaking operations and continued weak demand for heavy structural shapes. As previously announced, Structural Products will phase-out its iron and steelmaking operations and production of heavy structural shapes at its 48-inch rolling mill in 1995. Future structural shapes production will be consolidated on the 44-inch rolling mill, which is being modernized and which will be sourced with low-cost continuously cast steel produced primarily at Pennsylvania Steel Technologies' newly modernized steelmaking facilities.

         For the first nine months of 1994, the Basic Steel Operations segment had income from operations of $115 million, or an increase of $110 million over income from operations of $5 million for the first nine months of 1993. The $110 million improvement in operating results for the first nine months of 1994 compared to the first nine months of 1993 is a result of higher realized steel prices and increased shipments of flat-rolled products from the Burns Harbor and Sparrows Point Divisions which more than offset the higher costs discussed above.

         Steel Related Operations. The Steel Related Operations segment (BethShip, BethForge and CENTEC) had losses from operations of $9 million for the third quarter and $26 million for the first nine months of 1994 compared to losses from operations of $9 million and $16 million for the year earlier periods. 1994 operating results at the BethShip Division have been adversely affected as a result of a weak ship repair market.


LIQUIDITY

         Cash and cash equivalents were $119 million at September 30, 1994 compared to $229 million at December 31, 1993 and $233 million at September 30, 1993. Cash provided from operating activities was $270 million for the first nine months of 1994 compared to $73 million during the first nine months of 1993. Significant uses of cash during the first nine months of 1994 included capital expenditures and pension funding.

         Bethlehem contributed $18 million to its pension fund during the third quarter for total contributions during the first nine months of 1994 of $455 million. Contributions include net proceeds of $355 million from a public offering of 17.25 million shares of Common Stock in March 1994. As a result of this funding, Bethlehem's unfunded pension liability was reduced to approximately $1,279 million at September 30, 1994 compared to $1,614 million at December 31, 1993. Pension funding reform legislation is currently pending in Congress. The prospects for passage of such legislation are uncertain. If the legislation is enacted as currently proposed, it is not expected to increase Bethlehem's minimum annual contribution requirement for its pension fund for at least seven years because of transition rules. The proposed legislation would raise Bethlehem's annual pension insurance premiums from about $8 million to about $17 million over a three year period, assuming there was no change in the funded level of the pension fund.

         Capital expenditures were $349 million for the first nine months of 1994 compared to $240 million during the year earlier period. Capital expenditures are currently estimated to be about $450 million in 1994 compared to $327 million in 1993.

         During the third quarter, Bethlehem repaid the $25 million of borrowings outstanding under its 1992 credit agreement. Bethlehem has received additional bank commitments raising its total borrowing capacity under this agreement to $500 million. $101 million is currently being used for letters of credit under the agreement, leaving $399 million available for borrowing. Bethlehem's accounts receivable and inventories are pledged as collateral under this agreement.

         In September, Bethlehem completed the sale of the remaining assets of its former Bar, Rod and Wire Division, including the electric furnace meltshop, primary mills and the 11-inch bar mill in Johnstown, PA and the 13-inch bar mill in Lackawanna, NY.

         Principal uses of cash during the remainder of 1994 include capital expenditures, additional pension funding, and the repayment of debt and capital lease obligations. Bethlehem expects to maintain an adequate level of liquidity from cash flow from operations, reductions in working capital and available borrowings under its 1992 revolving credit agreement.


CAPITAL PROJECTS

         Three Capital Projects are underway at the Burns Harbor Division to strengthen its long term competitiveness. A rebuild of a coke oven battery, which began in late 1993, is being returned to operation, with coke production scheduled to commence in December. A 100 day reline of one of Burns Harbor's two blast furnaces commenced on July 29 and is scheduled to be completed in mid-November. Operating costs per ton are higher at Burns Harbor while these projects are underway, due primarily to lower raw steel and coke production and increased costs for purchased slabs and coke. Additional costs incurred in connection with these projects totaled about $60 million in the third quarter and about $80 million for the first nine months of the year. Construction of a coal injection facility for the blast furnaces is now about 80% complete, and the facility is expected to be operational in the first quarter of 1995.

         Pennsylvania Steel Technologies is nearing completion of its modernization program to establish it as the low cost North American producer of high quality railroad rails, flat bars and specialty blooms. PST's new 1.2 million ton state-of-the-art DC electric furnace has been operating since June, and its new in-line rail head hardening equipment commenced production trials in September and is scheduled to begin commercial production during the fourth quarter. In addition, a new ladle furnace recently began operations and a new vacuum degassing unit is scheduled to begin operations during November.

DIVIDENDS

         On October 26, 1994, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable December 10, 1994 to holders of record on November 10, 1994. No dividend was declared on Bethlehem's Common Stock.


OUTLOOK

         The steel-intensive sectors of the economy remain strong and Bethlehem currently estimates that industry shipments will total 93 million tons in 1994. Bethlehem believes that the strong momentum of consumer spending and business investment, along with growth in world economies, will support continuing high levels of steel demand through 1995.

         With respect to Bethlehem, demand for its flat-rolled products remains strong. Bethlehem recently announced price increases for its tin mill products, effective October 1, 1994, and for all of its sheet and plate products, effective January 1, 1995, and Bethlehem believes these increases will be realized. Bethlehem's costs will show significant improvement as it completes the major capital projects at Burns Harbor and Pennsylvania Steel Technologies, Inc. As a result, Bethlehem expects to be profitable for the fourth quarter and for the year 1994.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

                 Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at September 30, 1994.

                 The following previously reported proceedings had developments during the third quarter of 1994:

                 On October 4, 1990, the State of Maryland Department of the Environment (the "MDE") filed a civil action against Bethlehem in the Circuit Court of Baltimore County, Maryland seeking civil penalties for alleged violations of the Maryland air pollution regulations arising out of exceedances of the visible emissions standards established for various sources at the Sparrows Point Division by an October 1987 Consent Order, as amended in June 1989. On April 30, 1991, the MDE filed a complaint in intervention in a civil action filed on April 25, 1991 by the Justice Department on behalf of the United States Environmental Protection Agency (the "EPA") against Bethlehem, alleging violations of the Clean Air Act resulting from alleged violations of Maryland air pollution regulations at the Sparrows Point Division. The complaint in intervention, which was approved by the Court on June 14, 1991, incorporated all of the violations alleged in the MDE complaint. On May 1, 1992, a settlement between the parties to the EPA action was memorialized in a Consent Decree which was entered by the Court on July 1, 1992. The Consent Decree resolved all of the issues in both the federal and state actions except for a single count in the MDE action dealing with alleged violations from the basic oxygen furnace. The Consent Decree requires Bethlehem to pay a civil penalty of $3.5 million over a three year period in equal annual installments beginning in 1992. The final installment of the civil penalty was paid by Bethlehem on July 8, 1994. Bethlehem and the MDE have entered into discussions concerning potential settlement of the remaining count in the MDE action.

                 On October 16, 1990, the Justice Department on behalf of the EPA filed a civil action against Bethlehem in the United States District Court for the Northern District of Indiana seeking injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act, as amended ("RCRA") and the Safe Drinking Water Act with respect to the Burns Harbor Division, including failure to manage certain of the plant's sludges as hazardous wastes, and failure to begin a corrective action program pursuant to the terms of a previously issued underground injection permit. On March 19, 1993, the Court issued a Memorandum Opinion and Order granting Partial Summary Judgment for the government concerning the liability issues in the case and ordering Bethlehem to comply with interim status requirements of RCRA for its terminal polishing lagoons and landfill and to comply with the corrective action requirements of Bethlehem's underground injection well permits. A hearing on the civil penalty issue was concluded on July 21, 1993, and on August 31, 1993 the Court entered a judgment against Bethlehem for $6 million. This sum consisted of $4.2 million for alleged permit violations and $1.8 million for the alleged landfill violations. Bethlehem continues to believe that it has meritorious defenses and that the trial court's decisions are erroneous. Bethlehem has filed separate Notices of Appeal with the United States Court of Appeals for the Seventh Circuit appealing the trial court's grant of summary judgment and its penalty determination. On November 8, 1993, the Seventh Circuit issued an Order staying the trial court's injunction with respect to the terminal polishing lagoons and the landfill. On September 26, 1994, the Seventh Circuit issued a decision reversing the trial court's summary judgment with respect to the alleged violations concerning the terminal polishing lagoons and landfill, holding that the sludges are not subject to regulation as hazardous waste under RCRA. The decision affirmed the summary judgment with respect to the alleged permit violations. Bethlehem's appeal of the $4.2 million civil penalty amount for the alleged permit violations remains pending before the Seventh Circuit.

                 On September 10, 1992, the Justice Department on behalf of the EPA filed a complaint against Bethlehem in the United States District Court for the Eastern District of Pennsylvania for penalties for alleged violations of the coke-by-product recovery plant benzene NESHAP at Bethlehem Structural Products Corporation and the Sparrows Point Division. The complain alleges that Bethlehem failed to meet the regulatory deadlines for operation of certain sources covered by benzene NESHAP regulations at the two facilities. The complaint also alleges that Bethlehem failed to submit certain monthly reports in a timely fashion. On July 5, 1994, the court entered into a Consent Decree memorializing a settlement resolving all issues in this matter. The Consent Decree requires Bethlehem to pay a civil penalty of $650,000 and to continue to comply with all applicable requirements of the benzene NESHAP regulations at Bethlehem Structural Products Corporation and at the Sparrows Point Division. On July 29, 1994, Bethlehem paid the civil penalty in full.

         On January 13, 1993, the EPA issued an Administrative Complaint alleging that Bethlehem had failed to report certain spills of hazardous substances from various locations at the Burns Harbor Division as required by
Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. The EPA proposed a civil penalty of $207,750. Bethlehem and the EPA entered into discussions concerning potential settlement of the action. Following meetings in which Bethlehem demonstrated to the EPA that none of the spills involved reportable quantities, the EPA has filed motions with the Administrative Law Judge to withdraw all counts of the complaint.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

                 The following is an index of the exhibits included in this Report on Form 10-Q:

                 11.      Statement regarding computation of per share earnings.

                 27.      Financial Data Schedule

         (b)  REPORTS ON FORM 8-K.

                 No reports on Form 8-K were filed by Bethlehem during the quarter ended September 30, 1994.

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


                                              Bethlehem Steel Corporation
                                                        (Registrant)
                                              by


                                              /s/ L. A. Arnett
                                              -------------------------------
                                              L. A. Arnett
                                              Vice President and
                                              Controller (principal
                                              accounting officer)


Date:  November 10, 1994

                                 EXHIBIT INDEX

The following is an index of the exhibits included in this Report:


Item
 No.                                 Exhibit
 ---                                 -------
 11          Statement Regarding Computation of Per Share Earnings

 27          Financial Data Schedule