Form 10-K
period 1994-12-31
BETHLEHEM STEEL CORP /DE/
filed 1995-03-23
CIK 11860

                                                                            1994
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                F O R M  10-K
(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE
                               (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No
                                                ------      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /  /

Aggregate Market Value of Voting Stock held by Non-Affiliates: $1,717,158,980.25
   The amount shown is based on the closing price of Bethlehem Common Stock on the New York Stock Exchange Composite Tape on March 15, 1995. Voting stock held by directors and executive officers of Bethlehem is not included in the computation. However, Bethlehem has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of Shares of Common Stock outstanding as of March 15, 1995: 110,056,163

DOCUMENTS INCORPORATED BY REFERENCE:

     Selected portions of the 1994 Annual Report to Stockholders of Bethlehem Steel Corporation are incorporated by reference into Part II of this Report on Form 10-K.

     Selected portions of the 1995 Proxy Statement of Bethlehem Steel Corporation are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I
ITEM 1.  BUSINESS.

         Bethlehem(1) is the second largest steel producer in the United States and is engaged primarily in the manufacture and sale of a wide variety of steel mill products. Bethlehem also produces and sells coal and other raw materials, repairs ships and offshore drill rigs and manufactures and sells forgings and castings.

         For financial reporting purposes, Bethlehem has disaggregated the results of its operations and certain other financial information into two segments, Basic Steel Operations and Steel Related Operations. Note C to the Consolidated Financial Statements sets forth certain financial information relating to Bethlehem's industry segments for 1994, 1993 and 1992. The table below shows the percentage contribution to Bethlehem's net sales of each segment and of major classes of products for each of the years 1992 through 1994:

                                                                                1994         1993          1992
                                                                              --------     --------      --------
Basic Steel Operations
   Steel mill products:
      Sheets and tin mill products  . . . . . . . . . . . . . . .               66.1%        63.1%         59.1%
      Plates  . . . . . . . . . . . . . . . . . . . . . . . . . .               14.0         13.6          13.3
      Structural shapes and piling  . . . . . . . . . . . . . . .                6.7          8.5           9.6
      Rail products   . . . . . . . . . . . . . . . . . . . . . .                2.8          3.6           2.8
      Bars, rods and semifinished   . . . . . . . . . . . . . . .                1.2          1.2           2.6
      Other steel mill products   . . . . . . . . . . . . . . . .                1.3           .8           1.2
   Other products and services (including raw materials)  . . . .                5.5          6.8           7.5
                                                                              --------      -------       -------
                                                                                97.6         97.6          96.1
Steel Related Operations  . . . . . . . . . . . . . . . . . . . .                2.4          2.4           3.9
                                                                              --------     --------      --------

                                                                               100.0%       100.0%        100.0%
                                                                              ========     ========      ========

BASIC STEEL OPERATIONS

         Bethlehem's Basic Steel Operations produces a wide variety of steel mill products, including hot rolled, cold rolled and coated sheets and strip, plates, structural shapes, piling, tin


- --------------------
(1) "Bethlehem" when used herein means Bethlehem Steel Corporation, a Delaware corporation, and where applicable includes its consolidated subsidiaries. Bethlehem was incorporated in Delaware in 1919.

mill products, specialty blooms, carbon and alloy bars, rail and pipe. Basic Steel Operations includes the following Business Units: the Burns Harbor Division, the Sparrows Point Division, Bethlehem Structural Products Corporation ("Structural Products") and Pennsylvania Steel Technologies, Inc. Also included in Basic Steel Operations are iron ore and coal operations (which provide raw materials to Bethlehem's steelmaking facilities and sell such materials to trade customers), railroad operations (which primarily transport raw materials and semifinished steel products within various Bethlehem operations) and lake shipping operations (which primarily transport raw materials to the Burns Harbor Division). See "ITEM 2. PROPERTIES" of this Report for a description of the facilities of these business units and operations.

         As reported by the American Iron and Steel Institute ("AISI"), the steel industry's raw steel production capability for 1994 was 108 million tons, and the preliminary average rate of industry utilization of that capability was 91 percent, compared to 110 million tons and 89 percent for 1993 and 113 million tons and 82 percent for 1992. Bethlehem's raw steel production capability was 11.5 million tons for 1994 and 1993, and 16 million tons for 1992. Its average rate of utilization of that capability was 85 percent for 1994, 90 percent for 1993 and 66 percent for 1992.

         The following table shows, for each of the years indicated, the raw steel production of Bethlehem and of the entire domestic steel industry:

                                                                              RAW STEEL PRODUCTION
                                                                   ------------------------------------------
                                                                                  Domestic     Bethlehem as a
                                                                                   Steel        % of Domestic
                                                                   Bethlehem     Industry*     Steel Industry
                                                                   ---------     --------      --------------
                                                                    (millions of net tons)
         1994 . . . . . . . . . . . . . . . . . . . . . .             9.8           97.9**          10.0
         1993 . . . . . . . . . . . . . . . . . . . . . .            10.3           97.9            10.5
         1992 . . . . . . . . . . . . . . . . . . . . . .            10.5           92.9            11.3

- --------------
 * The figures are as reported by the AISI.

** Based on preliminary AISI figures.

Of Bethlehem's 1994 raw steel production, 95 percent was produced by basic oxygen furnaces and 5 percent by electric furnaces. Bethlehem's three continuous slab casters for light flat-rolled products and plates produced approximately 78 percent of the slabs needed for these products in 1994 compared to 86 percent in 1993 and 87 percent in 1992.

         Bethlehem's raw steel production and slab production for 1994 decreased from 1993 primarily due to the rebuild of one of Burns Harbor's two coke oven batteries and the reline of one of its two blast furnaces. See "ITEM
1. BUSINESS--General--Capital Expenditures" of this Report.

         The following table shows, for each of the years indicated, the percentage of the total net tons of steel mill products shipped by Bethlehem's Basic Steel Operations to each of its principal markets, including shipments to its own Steel Related Operations:

                                                                              1994         1993        1992
                                                                            --------     --------    --------
   Service centers, processors and converters
     (including semifinished customers) . . . . . . . . . . . . .              45.9%        47.3%       46.3%
   Transportation (including automotive)  . . . . . . . . . . . .              24.2         22.2        19.9
   Construction . . . . . . . . . . . . . . . . . . . . . . . . .              14.7         15.5        16.0
   Containers . . . . . . . . . . . . . . . . . . . . . . . . . .               5.7          5.4         4.8
   Machinery  . . . . . . . . . . . . . . . . . . . . . . . . . .               4.9          5.1         5.5
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4.6          4.5         7.5
                                                                            --------     --------    --------
                                                                              100.0%       100.0%      100.0%
                                                                            ========     ========    ========

         Steel products are distributed by Bethlehem principally through its own sales organizations, which have sales offices at various locations in the United States, Canada and Mexico, and through foreign sales agents. In addition to selling to customers who consume steel products directly, Bethlehem sells steel products to steel service centers, distributors, processors and converters. Export sales for this segment were 2 percent of total sales in 1994 and 1993, and 5 percent in 1992.

         Trade orders on hand for Basic Steel Operations at December 31, 1994, and December 31, 1993, were approximately $1,166 million and $1,133 million, respectively. Substantially all of the orders on hand at December 31, 1994 are expected to be filled in 1995.

         Competition within the domestic steel industry is intense. Principal competitors are domestic mini-mills, foreign and domestic integrated steel companies and reconstituted mills. Bethlehem experiences strong competition in all principal markets served by Basic Steel Operations with respect to, among other things, price, service and quality.

         Domestic integrated producers, such as Bethlehem, have lost market share in recent years to domestic mini-mills. Mini-mills provide significant competition in certain product lines, including structural shapes and hot rolled sheets. Mini-mills are relatively efficient, low-cost producers that produce steel from scrap in electric furnaces, have low employment and environmental costs and target regional markets. Thin slab casting technologies have allowed mini-mills to enter certain sheet markets which have traditionally been supplied by integrated producers. Certain companies have announced plans for, or have indicated that they are currently considering, additional mini-mill plants for sheet products in the United States.

         Domestic steel producers also face significant competition from foreign producers and have been adversely affected by unfairly traded imports. Imports of finished steel products have accounted for approximately 19 percent of the domestic market in 1994, approximately 15 percent of the domestic market in 1993 and approximately 16 percent of the domestic market in 1992. The major restructuring of the domestic steel industry, which began in the late 1970s and early 1980s, has removed the steelmaking capacity that once existed to meet market demand during peak periods. Nineteen ninety-four was the strongest domestic shipment year since 1979. A portion of the demand that exceeded steelmaking capacity was met by domestic producers who imported semifinished slabs for rolling into finished products in their own mills. The remaining demand, which could not be met by domestic rolling mills, was met by increased imports of finished products, primarily hot and cold rolled sheets, and plates, resulting in the increased import share in 1994. A significant portion of these incremental imports went into inventory.

         Many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. The following table, which is based on data reported by the AISI, shows the percentage of domestic apparent consumption of steel mill products captured by imports for various classes of products.

                                                                       1994*       1993     1992
                                                                       -----       ----     ----
         Structural shapes and piling . . . . . . . . . . . . . .        12%        10%        9%
         Bars, rods, tool steel and semifinished  . . . . . . . .        35         29        20
         Plates . . . . . . . . . . . . . . . . . . . . . . . . .        23         16        18
         Sheets, strip and tin mill products  . . . . . . . . . .        19         13        17
         Rail . . . . . . . . . . . . . . . . . . . . . . . . . .        28         18        27
         All Products** . . . . . . . . . . . . . . . . . . . . .        25         19        18

- --------------
 * Preliminary

** Excludes steel imported in the form of manufactured goods, such as automobiles, but includes semifinished steel.

Excluding semifinished steel, imports of steel mill products were approximately
22.1 million tons in 1994, 14.5 million tons in 1993 and 14.7 million tons in 1992.

         Antidumping and countervailing duty orders covering imports of corrosion resistant sheet from 6 countries, cold rolled sheet from 3 countries and plates from 11 countries, which resulted from unfair trade cases filed by Bethlehem and 11 other companies in 1992, remain in place. The Court of International Trade in New York has affirmed all of the negative ITC injury determinations on hot and cold rolled sheet which had been appealed by Bethlehem and the other petitioners. Decisions on appeals of the affirmative ITC injury determinations on corrosion resistant sheet and plate by respondents are still pending.

         Imports of flat rolled products from countries not covered by antidumping and countervailing duty orders, particularly imports of plate from Russia and the Ukraine, surged throughout 1994 and are diminishing the impact of the successful cases.

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


STEEL RELATED OPERATIONS

         Bethlehem's Steel Related Operations includes BethForge, Inc. and CENTEC. BethForge, Inc. manufactures and fabricates forgings and castings. CENTEC produces centrifugally cast rolls for the metalworking industry. The operations of BethForge, Inc. and CENTEC are located in Bethlehem, Pennsylvania.

         Steel Related Operations also includes the BethShip Division, which repairs and services ships and offshore drill rigs and fabricates industrial products. The facilities of the BethShip Division consist of a ship repair yard at Sparrows Point, Maryland, and a dry dock facility for the repair and inspection of offshore drill rigs and other vessels at Port Arthur, Texas.

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

         Trade orders on hand for Bethlehem's Steel Related Operations at December 31, 1994, and December 31, 1993, were approximately $46 million and $82 million, respectively. Substantially all the orders on hand at December 31, 1994 are expected to be filled in 1995.

GENERAL

Capital Expenditures

         Capital expenditures were $445 million in 1994 compared to $327 million in 1993 and $329 million in 1992. Capital expenditures for 1995 are currently estimated to be approximately $350 million.

         During 1994, one of Burns Harbor's two coke oven batteries was rebuilt and one of its two blast furnaces was relined. Burns Harbor's operating costs per ton were higher while these projects were under way due primarily to lower raw steel and coke production and increased costs for purchased slabs and coke. Work also was completed during 1994 on the construction of a coal injection facility that will lower the Division's operating costs through elimination of the use of natural gas as a blast furnace injectant and a reduction of the use of coke in the blast furnaces. This facility is expected to be fully operational in the first quarter of 1995.

         In late 1994, Pennsylvania Steel Technologies completed a modernization program which includes a state-of-the-art DC electric furnace, in-line rail head-hardening equipment, a ladle furnace and a vacuum degassing unit.

         Approximately $259 million of additional capital expenditures were authorized in 1994. At December 31, 1994, the estimated cost of completing authorized capital expenditures was approximately $325 million compared to $676 million at December 31, 1993. Such authorized capital expenditures are expected to be completed during the 1995-1997 period.


Environmental Control and Cleanup Expenditures

         Bethlehem is subject to stringent federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges, and solid and hazardous waste disposal. During the five years ended December 31, 1994, Bethlehem spent approximately $275 million for environmental control equipment. Expenditures for new environmental control equipment totaled approximately $44 million in 1994, $35 million in 1993 and $18 million in 1992. The costs incurred in 1994 to operate and maintain existing environmental control equipment were approximately $115 million (excluding interest costs but including depreciation charges of $18 million) compared to $125 million in 1993 and $130 million in 1992. In addition, Bethlehem has been required to pay various fines and penalties relating to violations or alleged violations of laws and regulations in the environmental control area. Bethlehem paid approximately $3.9 million in 1994, $3.7 million in 1993 and $5.8 million in 1992 for such fines and penalties.

         Under the Clean Air Act, as amended, coke-making facilities will have to meet progressively more stringent standards over the next 30 years. Bethlehem currently operates coke-making facilities at the Burns Harbor Division, Structural Products and at Lackawanna, New

York. While Bethlehem continues to evaluate the impact applicable emission control regulations will have on these operations, it believes that these operations will be able to comply.

         Negotiations between Bethlehem and federal and state regulatory agencies are being conducted to resolve differences in interpretation of certain environmental control requirements. In some instances, those negotiations are being held in connection with the resolution of pending environmental proceedings. Bethlehem believes that there will not be any significant curtailment or interruptions of any of its important operations as a result of these proceedings and negotiations. Existing environmental laws may be amended and new laws may be enacted by Congress and state legislatures and new environmental regulations may be issued by regulatory agencies. For these reasons, Bethlehem cannot predict the specific environmental control requirements that it will face in the future. Based on existing and anticipated regulations promulgated under presently enacted legislation, Bethlehem currently estimates that capital spending for installation of new environmental control equipment will range from $40 million to $50 million in each of the next two years. However, estimates of the future capital expenditures and operating costs required for environmental compliance are imprecise due to numerous uncertainties, including the evolving nature of the regulations, the possible imposition of more stringent requirements, the availability of new technologies and the timing of expenditures.

         Under the Resource Conservation and Recovery Act, as amended ("RCRA"), the owners of certain facilities that managed hazardous waste after 1980 are required to investigate and, if appropriate, remediate certain historic environmental contamination found at the facility. All of Bethlehem's major facilities are subject to this "Corrective Action Program", and Bethlehem is currently implementing the program at its facilities located in Steelton, Pennsylvania; Lackawanna, New York; and Burns Harbor, Indiana. At Steelton, Bethlehem has completed a RCRA Facility Investigation ("RFI"), a Corrective Measures Study ("CMS") and a remediation program, which program received formal approval of the United States Environmental Protection Agency (the "EPA") and was completed in 1994 at a cost of $316,000. At Lackawanna, Bethlehem is conducting an RFI which, due to regulatory delays and agency-initiated modifications to the original scope of work, will not be completed until April 1995 at the earliest. Bethlehem has requested formal approval from the EPA for extension of the investigation to incorporate work requested by the agency. If the extension is not granted, it is anticipated that an RFI report will be submitted to the EPA in April for its review and comment. At Burns Harbor, Bethlehem is negotiating its proposed scope of work for an RFI which, following EPA approval, will require several years to complete. Also, to date, the EPA has not promulgated a final rule to implement the corrective action program, and such a rule is not expected to be proposed until later this year at the earliest. Accordingly, the potential costs for possible remediation activities at Lackawanna and Burns Harbor and the timeframe for implementation of these activities cannot be reasonably estimated until the RFIs, and possibly the CMSs, have been completed and the final corrective action rule has been promulgated.

         Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA", also known as "Superfund"), the EPA has authority to impose liability for site remediation on waste generators, past and present site owners and operators, and transporters regardless of fault or the legality of the original disposal activity. Bethlehem has been advised that it may be considered a potentially responsible party under CERCLA or the corresponding state superfund legislation at a total of 21 sites. Based on its experience regarding site remediation and its knowledge of and extent of involvement in such sites, Bethlehem expects that its share of the costs for remediation of these sites will not be material.

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


Raw Materials

         Bethlehem obtains the major portion of the iron ore and less than half of the coal essential to its steelmaking business from properties that are owned by it or in which it has substantial interests. The balance of Bethlehem's iron ore and coal requirements is purchased from commercial sources. See "ITEM 2. PROPERTIES--Properties Relating to the Basic Steel Operations Segment--Raw Material Properties and Interests" of this Report.


Research and Development

         Bethlehem engages in its own research activities for the improvement of existing products and the development of new products and more efficient operating processes. During 1994, 1993 and 1992, Bethlehem incurred costs of approximately $24 million, $24 million and $27 million, respectively, in its research and development activities. Bethlehem owns a number of patents that relate to a wide variety of products and processes, has pending various patent applications and is licensed under a number of patents. During 1994, eight United States patents covering a variety of new developments were awarded to Bethlehem. Bethlehem believes that no one of its patents or licenses, which expire from time to time, or any group of patents or licenses relating to a particular product or process is of material importance in its overall business. Bethlehem also owns registered trademarks for certain of its products and services which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.

         During 1994, Bethlehem and U. S. Steel Group, a unit of USX Corporation, entered into a Cooperative Research and Development Agreement. Under the Agreement, Bethlehem and U. S. Steel are conducting joint research and development activities in the field of basic ironmaking and steelmaking technologies and processes, such as primary iron and steel process development, finishing process development, and process instrumentation development. Notice of the Cooperative Research and Development Agreement was filed in accordance with the National Cooperative Research and Development Act of 1993.

Employees and Employment Costs

         At year end 1994, Bethlehem had approximately 19,900 employees compared to approximately 20,600 employees at the end of 1993 and 22,600 employees at the end of 1992. Approximately two-thirds of Bethlehem's employees are covered by its labor agreements with the United Steelworkers of America (USWA).

         Under the terms of Bethlehem's 1993 labor agreements with the USWA, eligible employees at most steel operations received lump sum bonuses totaling $14 million during 1994. On March 1, 1995, each eligible employee received a bonus of either $500 or 25 shares of Bethlehem Common Stock, at the election of the employee and on August 1, 1995, each such employee will receive a $.50 per hour wage increase.

         Under the terms of the 1993 labor agreements, a new profit-sharing plan was established, effective January 1, 1994, equal to eight percent of corporate income before taxes as defined in the agreements, unusual items and expenses applicable to the plan plus two percent of adjusted profits of certain operations. Bethlehem and the USWA are currently having discussions concerning the implementation and possible modification of the profit-sharing plan. In addition, under other provisions of the labor agreements, Bethlehem is required to pay "shortfall amounts" each year up to 10% of the first $100 million and 20% in excess of $100 million of consolidated income before taxes, unusual items and expenses applicable to the plan. Shortfall amounts arise when employees terminate employment and ESOP Preference Stock, held in trust for employees in reimbursement for wage and benefit reductions in prior years, is converted into Common Stock and sold for amounts less than the stated value of the Preference Stock ($32 for Series A and $40 for Series B). Bethlehem expects to pay approximately $30 million for profit-sharing and shortfall amounts in early 1995. As of December 31, 1994, shortfall amounts to be paid out of future profits were about $7 million. In addition, eligible employees are entitled to receive a one-time special payment equal to $.50 per hour not to exceed $1,000 per eligible employee if Bethlehem's consolidated income, as calculated under the profit-sharing plan, is $250 million or more for 1995.
The special payment would be paid to eligible employees in early 1996. Bethlehem may elect to pay the one-time special payment in cash or Bethlehem Common Stock.

         Under the terms of the profit-sharing plan provided for in the 1989 labor agreement with the USWA, no material profit-sharing payments were required for the 1992 and 1993 plan years. Under other provisions of that labor agreement, Bethlehem issued approximately 134,800 shares of Series B Preference Stock in 1994 and approximately 211,400 shares in 1993 to a trustee for the benefit of employees for 1993 and 1992, respectively, and expects to issue approximately 40,800 shares in early 1995 for the 1994 plan year.

         For further information with regard to Bethlehem's employment costs, see "Employment Cost Summary -- All Employees" under "Financial Review and Operating Analysis" in Bethlehem's 1994 Annual Report to Stockholders. As set forth on page 24 of this Report, such discussion is incorporated herein by reference.

Employee Postretirement Obligations

         Bethlehem has substantial financial obligations related to its employee postretirement plans for pensions and healthcare. Moreover, due to the excess of projected benefit obligations over pension fund assets, Bethlehem's annual pension expense is substantially higher on a per ton basis than that of most other domestic steel producers. This pension expense, combined with postretirement healthcare expense, puts Bethlehem at a competitive disadvantage with respect to such costs compared to most other domestic steel producers. As of December 31, 1994, Bethlehem's consolidated balance sheet reflects liabilities of $1.12 billion and $1.58 billion for the actuarial present value of unfunded accumulated benefit obligations for pensions and postretirement benefits other than pensions, respectively. The calculation of the actuarial present value of the accumulated benefit obligations for active employees assumes continued employment with projections for retirements, deaths, resignations and discharges. If the actual retirement of active employees is significantly earlier than projected (for plant closings or other reasons), the accumulated benefit obligations would increase substantially. The charges for employees terminated as a result of plant shutdowns or restructurings vary depending upon the demographics of the work force, but could be approximately $100,000 per employee. The recording of these charges could result in a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities, decrease in stockholders' equity and increases in required contributions to the pension fund and retiree healthcare payments.

         During 1994, long-term interest rates in the United States increased about 150 basis points. As a result, Bethlehem increased the discount rate used to calculate the actuarial present value of its accumulated benefit obligation for pensions from the 7.5% used at December 31, 1993, to 9.0% at December 31, 1994. This increase in the discount rate reduced Bethlehem's accumulated benefit obligation for pensions by about $540 million and restored $60 million ($50 million after-tax) to additional paid-in capital as required by generally accepted accounting principles. For each 25 basis point change in such future discount rate, Bethlehem's accumulated benefit obligation for pensions changes by about $90 million. A decrease in interest rates at December 31, 1995, from December 31, 1994, would require Bethlehem to increase the actuarial present value of its accumulated benefit obligation for pensions and might again require Bethlehem to reduce additional paid-in capital depending on the then market value of Bethlehem's pension trust fund assets (which, at December 31, 1994, was $3.3 billion). For postretirement benefits other than pensions, principally healthcare and life insurance, the same increase in the discount rate as of December 31, 1994, and potential future changes also apply to the actuarial present value of Bethlehem's accumulated benefit obligation. However, because different accounting principles apply, there is no immediate change in the recorded liability or potential charge to equity.

         Bethlehem has contributed amounts to its pension fund substantially in excess of amounts required under current law and regulations, including net proceeds of approximately $355 million from the public offering in March 1994 of 17,250,000 shares of Bethlehem Common Stock. As a result, Bethlehem currently has a funding standard credit balance which would allow it under current law and regulations to defer all pension funding for about two years, although it presently has no plans to do so. In December 1994 Congress passed new pension legislation. The new legislation is not expected to significantly increase Bethlehem's annual required minimum contribution to its pension plans for the next several years, but it will increase over time the annual premium due to the Pension Benefit Guaranty Corporation.

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

         Asset Sales. Since early 1986 Bethlehem has implemented an extensive program of asset sales. Approximately 35 businesses have been sold since the program began. Bethlehem cannot continue indefinitely to raise substantial cash from asset sales.

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

         Facility Shutdowns and Restructurings. During the last five years, Bethlehem has shut down or restructured facilities and operations and has reduced its annual steelmaking capability from 16.0 million tons to 11.5 million tons. Bethlehem has recorded charges of approximately $1.5 billion in connection with these actions, including a $350 million restructuring charge ($290 million after-tax) reflected in its results for 1993. See Note D to the Consolidated Financial Statements. Although Bethlehem has no current plans to do so, if it becomes necessary for Bethlehem to shut down or restructure additional businesses and operations in the future, it could incur substantial, additional charges in the process. The recording of these charges could have a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities and decrease in stockholders' equity.

ITEM 2.  PROPERTIES.

PROPERTIES RELATING TO THE BASIC STEEL OPERATIONS SEGMENT

Burns Harbor Division

         The principal operations of the Burns Harbor Division are located along the shore of Lake Michigan near Chicago, Illinois. The principal products of the Burns Harbor Division are hot rolled and cold rolled sheets and coated sheets for the automotive, service center, container, office furniture and appliance markets and plates for the construction, machinery and service center markets. Principal facilities include a sintering plant, two coke oven batteries, two blast furnaces including new coal injection facilities, three basic oxygen furnaces with a combined annual raw steel production capability of approximately five million tons, a vacuum degassing facility, two continuous slab casters with a combined annual production capability of four million tons, a 50 x 96-inch slabbing mill, two sheared plate mills (110-inch and 160-inch), an 80-inch hot-strip mill, an 80-inch five stand cold reducing mill, sheet finishing mills, a continuous heat treating line, batch annealing facilities, a 48-inch continuous electrogalvanizing line and a new 72-inch hot-dip galvanizing line. About 80 percent of the steel produced at Burns Harbor is continuously cast; the remaining 20 percent is ingot cast. Ingot cast slabs are used primarily to make steel plates.

         The Galvanized Products Division, an operating unit of the Burns Harbor Division, is located in Lackawanna, New York. Facilities of the Galvanized Products Division include a continuous pickling line, a four stand cold reducing mill, a sheet finishing complex and a 72-inch hot-dip galvanizing line. The Burns Harbor Division also operates coke-making facilities at Lackawanna, New York.

         The Burns Harbor Division's utilization of raw steel production capability was 92 percent during 1994, reflecting the reline of one of its two blast furnaces. See "ITEM 1. BUSINESS--General--Capital Expenditures" of this Report.


Sparrows Point Division

         The operations of the Sparrows Point Division are located along the Chesapeake Bay near Baltimore, Maryland. The principal products of the Sparrows Point Division are hot rolled and cold rolled sheets, tin mill products, galvanized sheet, Galvalume(R) sheet and plates for service centers and the container, construction, appliance and other metals markets. Principal facilities include a sintering plant, three coke oven batteries (which are cold idled), a large blast furnace, two basic oxygen furnaces with an annual raw steel production capability of approximately 3.5 million tons, a two strand continuous slab caster with a present annual production capability of approximately 3.5 million tons, a 160-inch sheared plate mill, a 68-inch hot-strip mill, three cold reducing mills (66-inch, 56-inch and 48-inch), continuous and batch annealing facilities, a galvanizing line, two Galvalume(R) lines, tin mill facilities and a 48-inch hot-dip galvanizing line.

Sparrows Point is currently obtaining coke from Structural Products and from various commercial sources. The Division continuously casts essentially 100 percent of its total production volume. The Sparrows Point Division's utilization of raw steel production capability was 104 percent during 1994.


Bethlehem Structural Products Corporation

         The operations of Bethlehem Structural Products Corporation are located in Bethlehem, Pennsylvania. Its principal products are structural steel shapes and piling products primarily for the building and construction markets and ingot molds for the metals industry. Principal facilities include three coke oven batteries, one blast furnace, two basic oxygen furnaces with a combined annual raw steel production capability of 1.5 million tons, one 40-inch blooming mill, a 48-inch structural rolling mill, a 44-inch structural rolling mill, and an ingot mold foundry. The existing iron and steelmaking operations, which include the blast furnace, basic oxygen furnaces, the 48-inch structural rolling mill and related facilities, will be discontinued during 1995. Structural Products' utilization of raw steel production capability was 72 percent during 1994.

         In 1994 Bethlehem announced a plan for Structural Products to reduce costs and improve competitiveness. Under the plan, Structural Products will focus on the production and sale of sheet piling, standard sections and light and medium wide-flange sections, which comprise about 80 percent of the wide-flange market in the United States. The plan is the result of a number of market developments, including a reduction in the demand for heavy wide-flange sections caused by reduced high-rise building construction activity, continued low occupancy rates in commercial buildings, trends toward lighter construction in buildings and delays in the rebuilding of the nation's infrastructure.

         Structural Products will continue to manufacture heavy wide-flange structurals until it phases out its iron and steelmaking operations. Its 44-inch structural rolling mill complex will be upgraded and modernized and will be sourced with continuously cast steel produced primarily at Pennsylvania Steel Technologies' newly modernized state-of-the-art operations in Steelton, Pennsylvania. The plan should make the division more competitive and should permit production of certain wide-flange sections up to 24 inches. Other benefits include higher utilization of the 44-inch structural rolling mill, higher utilization of the steelmaking facilities at Pennsylvania Steel Technologies, improved product quality and better utilization of Bethlehem's overall financial and other resources.


Pennsylvania Steel Technologies, Inc.

         The operations of Pennsylvania Steel Technologies, Inc. are located near Harrisburg, Pennsylvania. Its principal products are railroad rails, specialty blooms, carbon and alloy bars, billets, special sections, and large diameter pipe. Its principal markets are rail transportation, forging, railroad axles, rerollers and oil and gas industries.

         Pennsylvania Steel Technologies completed a modernization program in late 1994 designed to establish it as the low cost North American producer of high quality railroad rails, flat bars and specialty blooms. The program included a state-of-the-art DC electric furnace, a ladle furnace, a vacuum degassing unit, and in-line rail head-hardening equipment.

         Principal facilities include two electric arc furnaces with a combined annual raw steel production capability of about 1.2 million tons, a continuous bloom caster, a 44-inch blooming mill, a 20-inch bar mill, a 28-inch rail mill, finishing and shipping facilities for long-length (80 foot) rails and an electric fusion welded pipe mill. Pennsylvania Steel Technologies' utilization of raw steel production capability was 38 percent during 1994.

         Bethlehem also owns another rail mill located in Monessen, Pennsylvania, which is not operating. Bethlehem has announced it is seeking buyers for the production equipment of this mill.


Joint Ventures

         Bethlehem participates in a joint venture, known as Double G Coatings Company, L.P., which operates a 270,000 ton per year sheet coating line near Jackson, Mississippi. The new line produces galvanized and Galvalume(R) coated sheets primarily for the construction market. Sparrows Point provides cold rolled coils for approximately half of Double G's annual capacity and is responsible for marketing its share of the finished product.

         Bethlehem also participates in a joint venture which owns and operates a 400,000 ton per year electrogalvanizing line at Walbridge, Ohio. This facility produces corrosion resistant sheet steel primarily for the automobile industry and other consumer durables markets. Burns Harbor provides cold rolled coils for 75 percent of Walbridge's annual capacity and is responsible for marketing its share of the finished product.

         In order to better serve the needs of the Burns Harbor Division's automotive customers, Bethlehem participates in a joint venture with a steel service center to produce tailored welded steel blanks for automotive stampings through use of a technologically advanced welding process.

         Bethlehem also has indirect equity interests in various iron ore properties. See "Raw Material Properties and Interests" below.


Raw Material Properties and Interests

         Iron Ore. Bethlehem has indirect equity interests in various iron ore operating properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1994 sufficient to produce at least 14 million tons of direct shipping iron ore located in Brazil and 446 million tons of iron ore concentrates and pellets, of which 182 million tons are located in Minnesota and 264 million tons in Canada. In addition to the estimated reserves at operating properties, Bethlehem also has indirect equity interests in undeveloped or nonoperating iron ore properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1994 sufficient to produce at least 29 million tons of direct shipping iron ore located in Brazil and 126 million tons of iron ore pellets located in Minnesota.

         The iron ore operating properties in which Bethlehem has interests have mining and processing facilities that are capable of supplying the major portion of Bethlehem's current annual iron ore requirements. However, taking into account the location of Bethlehem's steel operations and the iron ore products best suited to these facilities, Bethlehem has found it advantageous to engage in iron ore sales and exchanges with other consumers and to purchase a portion of its iron ore requirements. These purchases have been from various sources, including sources in which it has ownership interests, under a variety of contractual arrangements extending over varying periods of time.

         Bethlehem's share of the annual iron ore pellet production by enterprises in which it had ownership interests, for Bethlehem's use or sale to trade customers, was 13.8 million tons in 1994 and 12.5 million tons in 1993. In addition to these sources, Bethlehem purchased 1.6 million tons and 1.7 million tons of iron ore in 1994 and 1993, respectively, from sources in which it had no ownership interests.

         In 1994 Bethlehem obtained approximately 67 percent of its iron ore requirements from operations in which it had ownership interests, compared to 70 percent in 1993. Of the iron ore consumed by Bethlehem in 1994, approximately 56 percent consisted of pellets and 44 percent of sinter.

         Through December 31, 1995, Bethlehem is committed to purchase from sources in which it has ownership interests .4 million tons of iron ore in excess of such ownership interests.

         Bethlehem had trade sales of iron ore in 1994 and 1993 of 2.3 million tons and 2.0 million tons, respectively. Additional iron ore trade sales commitments through December 31, 1996 presently aggregate 1.1 million tons.

         The interests in foreign iron ore properties described above are subject to the risks associated with investments in foreign countries, including the risk of nationalization.

         Coal and Coke. Bethlehem owns and leases coal operating properties in West Virginia, which it estimates contained recoverable reserves at December 31, 1994 sufficient to produce at least 84 million tons of coal, of which approximately 26 percent and 74 percent, respectively, are metallurgical and steam coal.

         In addition to the estimated reserves at operating properties, Bethlehem also owns and leases undeveloped or nonoperating coal properties in Pennsylvania and West Virginia, which it estimates contained recoverable reserves at December 31, 1994 sufficient to produce at least 168 million tons of coal, of which approximately 89 percent and 11 percent, respectively, are metallurgical and steam coal.

         Bethlehem's coal operations produced 3.9 million tons of coal in 1994 and in 1993. Trade shipments of coal were 2.7 million tons in 1994 compared to
2.5 million tons in 1993.

         In 1994 Bethlehem obtained approximately 33 percent of its coal requirements from its own mines, compared to 31 percent in 1993. The balance of Bethlehem's requirements is purchased from commercial sources.

         Bethlehem continues to operate coke-making facilities at Structural Products, Burns Harbor and at Lackawanna. During 1993 a rebuild was completed of one of the two coke oven batteries at Burns Harbor.

         Other Raw Materials. Bethlehem purchases its other raw material requirements from commercial sources.


Transportation

         Bethlehem owns five subsidiary shortline railroads which primarily transport raw materials and semifinished steel products within various Bethlehem operations. Bethlehem also owns a flat-bed trucking company serving Bethlehem's steel operations and other facilities.

         The Burns Harbor Division operates two 1,000 foot ore vessels (one owned and one under long-term charter), which are used for the transportation of iron ore on the Great Lakes.


PROPERTIES RELATING TO THE STEEL RELATED OPERATIONS SEGMENT

         BethForge, Inc. has a facility for the production of forgings and castings located in Bethlehem, Pennsylvania. An ingot teeming facility and vacuum stream degassing unit are being installed for BethForge's use at Pennsylvania Steel Technologies, Inc. in order to take advantage of the new DC electric arc furnace, ladle refining station and vacuum tank degassing unit recently installed as part of Pennsylvania Steel Technologies' modernization program. This new facility, with its lower cost, higher quality ingots, will replace BethForge's existing steelmaking facility during 1995.

         CENTEC has a facility for the production of centrifugally cast rolls located in Bethlehem, Pennsylvania.

         Bethlehem's BethShip Division has marine construction facilities consisting of a ship repair yard at Sparrows Point, Maryland, and a dry dock facility for the repair and inspection of offshore drill rigs and other vessels at Port Arthur, Texas. The dry dock facility at Port Arthur, Texas is for sale.

GENERAL

         While Bethlehem's principal operations and facilities are adequately maintained, they are of varying ages, technologies and operating efficiencies. Bethlehem believes that most of its operations and facilities currently are competitive with the operations and facilities of its principal competitors. Bethlehem will continue to make capital expenditures to maintain the competitiveness of its operations and facilities. See "ITEM 1.
BUSINESS--General--Capital Expenditures" of this Report for a discussion of Bethlehem's capital expenditures.

         All principal operations and facilities are owned in fee by Bethlehem except for two continuous casters at Sparrows Point and Burns Harbor, a coal cleaning and processing facility at High Power Mountain in West Virginia and the drill rig repair facility at Port Arthur, Texas, each of which is being leased. As discussed in Note F to the Consolidated Financial Statements, Bethlehem capitalized the expenditures related to the leases for two continuous casters, and financed the construction of two new hot-dip galvanizing lines at its Burns Harbor and Sparrows Point operations. These two facilities are pledged as collateral for the borrowings.


ITEM 3.  LEGAL PROCEEDINGS.

         Bethlehem is a party to numerous legal proceedings incurred in the ordinary course of its business, including the matters specifically discussed below.

         On October 4, 1990, the State of Maryland Department of the Environment (the "MDE") filed a civil action against Bethlehem in the Circuit Court of Baltimore County, Maryland seeking civil penalties for alleged violations of the Maryland air pollution regulations arising out of exceedances of the visible emissions standards established for various sources at the Sparrows Point Division by an October 1987 Consent Order, as amended in June 1989. On April 30, 1991, the MDE filed a complaint in intervention in a civil action filed on April 25, 1991 by the Justice Department on behalf of the United States Environmental Protection Agency (the "EPA") against Bethlehem, alleging violations of the Clean Air Act resulting from alleged violations of Maryland air pollution regulations at the Sparrows Point Division. The complaint in intervention, which was approved by the Court on June 14, 1991, incorporated all of the violations alleged in the MDE complaint. On May 1, 1992, a settlement between the parties to the EPA action was memorialized in a Consent Decree, which was entered by the Court on July 1, 1992. The Consent Decree resolved all of the issues in both the federal and state actions except for a single count in the MDE action dealing with alleged violations from the basic oxygen furnace. Bethlehem and the MDE have entered into discussions concerning potential settlement of the remaining count in the MDE action.

         On October 16, 1990, the Justice Department on behalf of the EPA filed a civil action against Bethlehem in the United States District Court for the Northern District of Indiana seeking injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act, as amended ("RCRA") and the Safe Drinking Water Act with respect to the Burns Harbor Division, including failure to manage certain of the operation's sludges as hazardous wastes, and failure to begin a corrective action program pursuant to the terms of a previously issued underground injection permit. On March 19, 1993, the Court issued a Memorandum Opinion and Order granting Partial Summary Judgment for the government concerning the liability issues in the case and ordering Bethlehem to comply with interim status requirements of RCRA for its terminal polishing lagoons and landfill and to comply with the corrective action requirements of Bethlehem's underground injection well permits. A hearing on the civil penalty issue was concluded on July 21, 1993, and on August 31, 1993, the Court entered a judgment against Bethlehem for $6 million. This sum consisted of $4.2 million for alleged permit violations and $1.8 million for the alleged landfill violations. Bethlehem filed separate Notices of Appeal with the United States Court of Appeals for the Seventh Circuit appealing the trial court's grant of summary judgment and its penalty determination. On September 26, 1994, the Seventh Circuit issued a decision reversing the trial court's summary judgment with respect to the alleged violations concerning the terminal polishing lagoons and landfill, holding that the sludges are not subject to regulation as hazardous waste under RCRA. The decision affirmed the summary judgment with respect to the alleged permit violations. Bethlehem's appeal of the $4.2 million civil penalty amount for the alleged permit violations remains pending before the Seventh Circuit.

         On May 28, 1992, the New York State Department of Environmental Conservation ("DEC") sent Bethlehem a proposed Order on Consent to resolve various alleged violations of the New York air pollution control regulations for emissions from the Lackawanna coke ovens. The Order, which originally covered alleged violations for the period from May 1, 1990 through October 7, 1991, has been supplemented to cover all alleged violations of state air pollution regulations up to the date of execution of the proposed Order and to cite Bethlehem for failure to properly operate its sulfur recovery system in the coal chemical by-products plant and failure to properly certify opacity monitors on the under fire stacks of the coke oven batteries. In addition, the currently proposed Order includes a civil penalty of $1.1 million. Bethlehem has entered into negotiations with the DEC to attempt to resolve this matter. If those negotiations are unsuccessful, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

         BethEnergy Mines Inc. (formerly Bethlehem Minerals Company), a subsidiary of Bethlehem, is a party to an action entitled Church and Mullins, et al v. Bethlehem Minerals Company, et al. The case involves a dispute concerning title to coal mined by Bethlehem under a parcel of land in eastern Kentucky. The trial court opinion, delivered February 25, 1987, held that the coal in question was owned by the Church and Mullins interests and awarded damages in the amount of $16.9 million. On appeal, on January 12, 1990, the Kentucky Court of Appeals reversed the trial court judgment in part and affirmed it in part, essentially upholding the trial court's finding on the issue of title but limiting the award of damages. The Court of Appeals decision was further appealed to the Supreme Court of Kentucky, and on June 4, 1992, the Supreme Court of Kentucky, by a vote of four to three, reinstated the decision of the trial court. On June 24, 1992, Bethlehem petitioned the Kentucky Supreme Court to reconsider its ruling.

On December 23, 1994, the Court denied the Motion, upholding the original verdict, plus interest. Bethlehem has paid $37.6 million, representing the full amount of the judgment, including interest, into the trial court and intends to seek review by the U. S. Supreme Court. An adverse final resolution of the case will not have any other effect on Bethlehem's results of operations because Bethlehem sold its Kentucky coal operations in 1988.

         The Justice Department, the EPA and the Texas Natural Resource Conservation Commission (formerly Texas Water Commission) have instituted a criminal investigation into certain environmental practices involving the operations of the BethShip Sabine Yard in Port Arthur, Texas. The basic operations of the Yard comprise the drydocking of marine vessels to clean and paint exterior surfaces and internal tanks, as well as performing steel hull plate repairs and other general repairs. These operations use blasting grit, paint thinner and other materials. The investigation includes the above operations and the usage, treatment, storage and disposal of those materials. Bethlehem has cooperated with the authorities as to the conduct of the investigation. The Department of Justice has indicated that it intends to institute a criminal action against BethShip Sabine Yard, and Bethlehem is engaged in discussions seeking a resolution of the issues involved.

         On January 13, 1993, the EPA issued an Administrative Complaint alleging that Bethlehem had failed to report certain spills of hazardous substances from various locations at the Burns Harbor Division as required by
Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The EPA proposed a civil penalty of $207,750. Bethlehem and the EPA entered into discussions concerning potential settlement of the action. Following meetings in which Bethlehem demonstrated to the EPA that none of the spills involved reportable quantities, the EPA filed motions with the Administrative Law Judge to withdraw all counts of the complaint. On December 14, 1994, the Administrative Law Judge dismissed the complaint.

         On June 9, 1994, the EPA issued an administrative Complaint and Notice of Opportunity for Hearing alleging several violations of the polychlorinated biphenyl (PCB) regulations under the Toxic Substance Control Act by Bethlehem at the Sparrows Point Division. The Complaint sets forth a proposed civil penalty of $145,500. On June 30, 1994, Bethlehem filed its Answer and Request for Hearing. Settlement discussions have been initiated between Bethlehem and the EPA. If such discussions do not succeed, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

- -------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of Bethlehem as of March 15, 1995, are as follows:

                 NAME                              AGE                          POSITION
                 ----                              ---                          --------
         Curtis H. Barnette                        60               Chairman (Chief Executive Officer)

         Roger P. Penny                            58               President (Chief Operating Officer)

         Gary L. Millenbruch                       57               Executive Vice President (Chief
                                                                      Financial Officer) and Treasurer

         John A. Jordan, Jr.                       59               Senior Vice President (Administration)

         David P. Post                             61               Senior Vice President (Commercial)

         Lonnie A. Arnett                          49               Vice President and Controller
                                                                      (Accounting)

         Dr. Walter N. Bargeron                    52               President, Services Division (Chief
                                                                      Technology Officer)

         Stephen G. Donches                        49               Vice President (Public Affairs)

         Duane R. Dunham                           53               President, Sparrows Point Division

         Joseph F. Emig                            57               President, Burns Harbor Division

         Andrew R. Futchko                         52               President, Pennsylvania Steel
                                                                      Technologies, Inc.

         William H. Graham                         49               Vice President (Law),
                                                                      General Counsel and Secretary

         John L. Kluttz                            52               Vice President (Union Relations)

         Timothy Lewis                             57               President, Bethlehem Structural
                                                                      Products Corporation

         Dr. Carl F. Meitzner                      55               Vice President (Planning)

         Dr. Augustine E. Moffitt, Jr.             49               Vice President (Safety, Health and
                                                                      Environment)

         William E. Wickert, Jr.                   63               Vice President (Federal Government
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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS.

         As of March 15, 1995, there were 110,056,163 shares of Bethlehem Common Stock outstanding held by approximately 40,000 stockholders of record. The principal market for Bethlehem Common Stock is the New York Stock Exchange. Bethlehem Common Stock is also listed on the Chicago Stock Exchange. Dividends on Bethlehem Common Stock are paid quarterly when declared by Bethlehem's Board of Directors.

         Under the provisions of Bethlehem's 10-3/8% Senior Notes due 2003, Bethlehem's ability to pay dividends on its Common Stock is restricted. See Note L to the Consolidated Financial Statements. At March 15, 1995, $435 million was available for the payment of Common Stock dividends under these provisions.

         Bethlehem has not paid a dividend on its Common Stock since the fourth quarter of 1991. In accordance with Bethlehem's policy, future dividends will be determined by the Board of Directors (subject to any applicable restrictions) on the basis of attained results and the business outlook.

         The following table sets forth, for the periods indicated, the high and low sales prices of Bethlehem Common Stock as reported in the consolidated transaction reporting system. The closing sale price of Bethlehem Common Stock on March 15, 1995, as reported in the consolidated transaction reporting system, was $15.625.

                                      1994                                       1993
                            -------------------------                ---------------------------
                                   SALES PRICES                              SALES PRICES
                            -------------------------                ---------------------------
    PERIOD                       HIGH          LOW                         HIGH         LOW
    ------                       ----          ---                         ----         ---
First Quarter                  $24.125      $19.875                       $20.000     $14.875
Second Quarter                  21.875       16.875                        21.000      16.375
Third Quarter                   23.750       18.875                        19.125      12.875
Fourth Quarter                  20.625       16.500                        20.625      13.750


ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated by reference from page 22 of Bethlehem's 1994 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated by reference from pages 2 to 5 and 7 to 10, inclusive, of Bethlehem's 1994 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is incorporated by reference from pages 11 to 20, inclusive, of Bethlehem's 1994 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Report, the information required by this Item is incorporated by reference from pages 2 to 6, inclusive, of Bethlehem's Proxy Statement for the 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference from pages 10 to 16, inclusive, of Bethlehem's Proxy Statement for the 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

         The information required by this Item is incorporated by reference from pages 7 and 17 to 18, inclusive, of Bethlehem's Proxy Statement for the 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference from the material appearing under the heading "Indemnification Assurance Agreements" appearing on page 17 of Bethlehem's Proxy Statement for the 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.

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


         (1)  FINANCIAL STATEMENTS.

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                                                       PAGE
                                                                                                       ----
        Consolidated Statements of Income for the years 1994, 1993 and 1992   . . . . . . . . .          *
        Consolidated Balance Sheets, December 31, 1994 and
           December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          *
        Consolidated Statements of Cash Flows for the years 1994,
           1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          *
        Notes to Consolidated Financial Statements
           (Including Quarterly Financial Data)   . . . . . . . . . . . . . . . . . . . . . . .          *

         (2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

        Report of Independent Auditors On Consolidated Financial
             Statement Schedules  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-1

        Schedules:

             II --  Valuation and Qualifying Accounts and Reserves, years
                        ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . .        F-3

        -----------------------
        * Incorporated in this Report by reference from pages 11 to 20, inclusive, of Bethlehem's 1994 Annual Report to Stockholders referred to below.

        The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated January 25, 1995, appearing on pages 11 to 21, inclusive, of the 1994 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report. With the exception of those pages, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item. The Schedules listed above should be read in conjunction with the consolidated financial statements in such 1994 Annual Report to Stockholders.

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


       (3)(a) Second Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3 to Bethlehem's quarterly report on Form 10-Q for the quarter ended March 31, 1994).

          (b) By-laws of Bethlehem Steel Corporation, as amended October 1, 1988 (Incorporated by reference from Exhibit (3)(b) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

       (4)(a) Rights Agreement, dated as of September 28, 1988, between Bethlehem Steel Corporation and Morgan Shareholder Services Trust Company (Incorporated by reference from Exhibit
                    (4)(a) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

- --------------------------

* Compensatory plans in which Bethlehem's directors and executive officers participate.

         *(c) 1994 Stock Incentive Plan of Bethlehem Steel Corporation (Incorporated by reference from Exhibit 1 to Bethlehem's Proxy Statement in connection with its Annual Meeting of Shareholders held on April 26, 1994).

         *(d) 1994 Non-Employee Directors Stock Plan of Bethlehem Steel Corporation (Incorporated by reference from Exhibit 2 to Bethlehem's Proxy Statement in connection with its Annual Meeting of Shareholders held on April 26, 1994).

         *(e) Special Incentive Compensation Plan of Bethlehem Steel Corporation, which is contained in Article Seven of the Second Restated Certificate of Incorporation referred to in
                    Exhibit 3(a) to this Report.

         *(f) Supplemental Benefits Plan of Bethlehem Steel Corporation and Subsidiary Companies, as amended July 29, 1992 (Incorporated by reference from Exhibit 10(b) to Bethlehem's quarterly report on Form 10-Q for the quarter ended June 30, 1992).

         *(g) Post-Retirement Retainer Plan for Non-Officer Directors (Incorporated by reference from Exhibit (10)(o) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

          (h) Form of Indemnification Assurance Agreement between Bethlehem Steel Corporation and each of its directors and executive officers listed on Schedule A thereto.

     (11)           Statement regarding computation of per share earnings.

     (13) Those portions of the 1994 Annual Report to Stockholders of Bethlehem Steel Corporation which are incorporated by reference into this Form 10-K Annual Report.

     (21)           Subsidiaries of Bethlehem Steel Corporation.

     (23) Consent of Independent Auditors (included on page F-2 of this Report).

     (24)           Power of Attorney.

     (27)           Financial Data Schedule.

- --------------------------

* Compensatory plans in which Bethlehem's directors and executive officers participate.

(B)  REPORTS ON FORM 8-K.

             During the quarter ended December 31, 1994, no reports on Form 8-K were filed by Bethlehem.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bethlehem Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1995.

                                   BETHLEHEM STEEL CORPORATION,
                                   by  /s/  Lonnie A. Arnett
                                       --------------------------------------
                                             Lonnie A. Arnett
                                             Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Bethlehem Steel Corporation and in the capacities indicated on the 23rd day of March, 1995.

         /s/  Curtis H. Barnette                                     *
         ----------------------------------------     ----------------------------------------
             Curtis H. Barnette                            John B. Curcio
             Chairman and Director                         Director
             (principal executive officer)


         /s/  Gary L. Millenbruch                                    *
         ----------------------------------------     ----------------------------------------
             Gary L. Millenbruch                           William C. Hittinger
             Executive Vice President, Treasurer           Director
             and Director
             (principal financial officer)


         /s/  Lonnie A. Arnett                                       *
         ----------------------------------------     ----------------------------------------
             Lonnie A. Arnett                              Thomas L. Holton
             Vice President and Controller                 Director
             (principal accounting officer)


                         *                                           *
         ----------------------------------------     ----------------------------------------
             Benjamin R. Civiletti                         Lewis B. Kaden
             Director                                      Director


                         *                                           *
         ----------------------------------------     ----------------------------------------
             Worley H. Clark                               Harry P. Kamen
             Director                                      Director


                         *                                           *
         ----------------------------------------     ----------------------------------------
             Herman E. Collier, Jr.                     Winthrop Knowlton
             Director                                   Director

                         *                                        *
         ----------------------------------------     ----------------------------------------
             Robert McClements, Jr.                         William A. Pogue
             Director                                       Director


                         *                                        *
         ----------------------------------------     ----------------------------------------
             Roger P. Penny                                 John F. Ruffle
             Director                                       Director


                         *
         ----------------------------------------
             Dean P. Phypers
             Director



         *By /s/  Lonnie A. Arnett
             ------------------------------------
                  Lonnie A. Arnett
                  (Attorney-in-Fact)

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders of Bethlehem Steel Corporation


Our audits of the consolidated financial statements referred to in our report dated January 25, 1995 appearing on page 21 of the 1994 Annual Report to Stockholders of Bethlehem Steel Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PRICE WATERHOUSE LLP


1177 Avenue of the Americas
New York, NY 10036


January 25, 1995

                        CONSENT OF INDEPENDENT AUDITORS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796,
No. 2-67314, No. 33-23516, No. 33-23688, No. 33-52267, No. 33-58019
and No. 33-58021) of our report dated January 25, 1995, appearing on page 21 of the 1994 Annual Report to Stockholders of Bethlehem
Steel Corporation which is incorporated by reference in Bethlehem Steel Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page F-1 of this Form 10-K.





/s/ PRICE WATERHOUSE LLP


1177 Avenue of the Americas
New York, NY 10036
March 23, 1995

                                 SCHEDULE  II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (dollars in millions)


                                                                           Charged
                                                     Balance at          (Credited)     Deductions                      Balance at
Classification                                        12/31/93           to Income     From Reserves          Other      12/31/94
- --------------                                       ----------          ----------    -------------          -----     ----------
Allowance for doubtful receivables and returns.....    $16.3                $2.4         ($0.1)(a)          $    -         $18.6
Allowance for long-term receivables................      4.5                   -             -                   -           4.5
Allowance for deferred income tax asset............    406.7               (13.0)            -               (10.5)(b)     383.2

                                                     Balance at           Charged       Deductions                      Balance at
Classification                                        12/31/92           to Income     From Reserves          Other      12/31/93
- --------------                                       ----------          ----------    -------------          -----     ----------
Allowance for doubtful receivables and returns.....    $15.7                $7.5         ($6.9)(a)          $    -         $16.3
Allowance for long-term receivables................      5.3                   -          (0.8)(a)               -           4.5
Allowance for deferred income tax asset............    309.2                87.0             -                10.5(b)      406.7




                                                      Balance at           Charged       Deductions                     Balance at
Classification                                         12/31/91           to Income     From Reserves         Other      12/31/92
- --------------                                       ----------          ----------    -------------          -----     ----------
Allowance for doubtful receivables and returns.....    $18.1                $6.0         ($8.4)(a)          $    -         $15.7
Allowance for long-term receivables................      4.9                 1.2          (0.8)(a)               -           5.3
Allowance for deferred income tax asset............        -               309.2             -                   -         309.2

(a) Amounts written-off less collections and reinstatements.

(b) Represents the valuation allowance recorded for a $60.5 million ($50 million after-tax) adjustment to equity required to recognize the minimum pension liability. See Note H to the Consolidated Financial Statements.

                                EXHIBIT INDEX



    EXHIBIT NO.                  DESCRIPTION
    -----------                  -----------

       (3)(a) Second Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3 to Bethlehem's quarterly report on Form 10-Q for the quarter ended March 31, 1994).

          (b) By-laws of Bethlehem Steel Corporation, as amended October 1, 1988 (Incorporated by reference from Exhibit (3)(b) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

       (4)(a) Rights Agreement, dated as of September 28, 1988, between Bethlehem Steel Corporation and Morgan Shareholder Services Trust Company (Incorporated by reference from Exhibit
                    (4)(a) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

- --------------------------

* Compensatory plans in which Bethlehem's directors and executive officers participate.

         *(c) 1994 Stock Incentive Plan of Bethlehem Steel Corporation (Incorporated by reference from Exhibit 1 to Bethlehem's Proxy Statement in connection with its Annual Meeting of Shareholders held on April 26, 1994).

         *(d) 1994 Non-Employee Directors Stock Plan of Bethlehem Steel Corporation (Incorporated by reference from Exhibit 2 to Bethlehem's Proxy Statement in connection with its Annual Meeting of Shareholders held on April 26, 1994).

         *(e) Special Incentive Compensation Plan of Bethlehem Steel Corporation, which is contained in Article Seven of the Second Restated Certificate of Incorporation referred to in
                    Exhibit 3(a) to this Report.

         *(f) Supplemental Benefits Plan of Bethlehem Steel Corporation and Subsidiary Companies, as amended July 29, 1992 (Incorporated by reference from Exhibit 10(b) to Bethlehem's quarterly report on Form 10-Q for the quarter ended June 30, 1992).

         *(g) Post-Retirement Retainer Plan for Non-Officer Directors (Incorporated by reference from Exhibit (10)(o) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

          (h) Form of Indemnification Assurance Agreement between Bethlehem Steel Corporation and each of its directors and executive officers listed on Schedule A thereto.

     (11)           Statement regarding computation of per share earnings.

     (13) Those portions of the 1994 Annual Report to Stockholders of Bethlehem Steel Corporation which are incorporated by reference into this Form 10-K Annual Report.

     (21)           Subsidiaries of Bethlehem Steel Corporation.

     (23) Consent of Independent Auditors (included on page F-2 of this Report).

     (24)           Power of Attorney.

     (27)           Financial Data Schedule.

- --------------------------

* Compensatory plans in which Bethlehem's directors and executive officers participate.