Form 10-Q
period 1995-03-31
BETHLEHEM STEEL CORP /DE/
filed 1995-05-11
CIK 11860

                              FORM 10-Q



                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                 For Quarter Ended March 31, 1995
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


                        Yes X       No




Number of Shares of Common Stock Outstanding as of May 5, 1995:
     110,156,711

  BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                   INDEX

                                                     Page No.
PART I.  Financial Information

Consolidated Statements of Income-
   Three Months Ended March 31, 1995
   and 1994 (unaudited). . . . . . . . . . . . . . .     2

Consolidated Balance Sheets-
   March 31, 1995 (unaudited), December 31, 1994
   and March 31, 1994 (unaudited). . . . . . . . . .     3

Consolidated Statements of Cash Flows-
   Three Months Ended March 31, 1995
   and 1994 (unaudited). . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements . . . . .     5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . .     6


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . .     9

   Item 4.  Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . .    10

   Item 6.  Exhibits and Reports on Form 8-K . . . .    11


Signatures . . . . . . . . . . . . . . . . . . . . .    12

                    Bethlehem Steel Corporation

                CONSOLIDATED  STATEMENTS  OF  INCOME
       (dollars and shares in millions, except per share data)
                           (unaudited)

                                                      Three Months Ended
                                                            March 31
                                                       1995         1994

Net Sales                                           $1,240.7     $1,131.2

Costs and Expenses:
 Cost of sales                                       1,068.9      1,005.2
 Depreciation                                           71.0         65.5
 Selling, administration and general expense            26.6         34.4

Total Costs and Expenses                             1,166.5      1,105.1

Income from Operations                                  74.2         26.1

Financing Income (Expense):
 Interest and other financing costs                    (13.2)       (13.6)
 Interest income                                         2.5          1.9

Income before Income Taxes                              63.5         14.4

Provision for Income Taxes                             (11.0)        (1.5)


Net Income                                              52.5         12.9


Dividends on Preferred and Preference Stock             10.6         10.8


Net Income Applicable to Common Stock               $   41.9     $    2.1



Net Income per Common Share                         $   0.38     $   0.02

Average Primary Shares Outstanding                     110.0         95.1





The accompanying Notes are an integral part of the Consolidated Financial Statements.

                           Bethlehem  Steel  Corporation

                           CONSOLIDATED  BALANCE  SHEETS
                               (dollars in millions)

                                      ASSETS
                                             March 31    December 31 March 31
                                               1995        1994        1994
                                             (unaudited)           (unaudited)
Current Assets:
  Cash and cash equivalents                 $   125.0   $   159.5   $   206.3
  Receivables, less allowances                  504.3       519.5       471.0
  Inventories:
    Raw materials                               321.2       331.9       309.9
    Finished and semifinished                   573.6       534.9       542.1
    Contract work-in-progress, less
      billings                                   17.4        16.1        22.2
                                                912.2       882.9       874.2
  Other current assets                           11.2         7.2         6.9
Total Current Assets                          1,552.7     1,569.1     1,558.4
Investments and Miscellaneous Assets            119.7       124.2       118.3
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,190.4, $4,167.9 and $4,087.2             2,739.6     2,759.3     2,631.0
Deferred Income Tax Asset - net                 892.7       903.2       926.2
Intangible Asset - Pensions                     412.0       426.6       583.9
Total Assets                                $ 5,716.7   $ 5,782.4   $ 5,817.8


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                          $   418.6   $   387.0   $   405.1
  Accrued employment costs                      296.6       303.8       267.3
  Accrued taxes                                  64.6        67.6        62.4
  Debt and capital lease obligations             94.6        88.9        95.0
  Other current liabilities                     120.3       163.9       112.7
Total Current Liabilities                       994.7     1,011.2       942.5

Pension Liability                             1,085.0     1,117.1     1,253.9
Postretirement Benefits Other Than
  Pensions                                    1,435.6     1,441.4     1,451.5
Long-term Debt and Capital Lease
  Obligations                                   633.8       668.4       696.3
Other Long-term Liabilities                     369.2       388.5       419.9

Stockholders' Equity:
  Preferred Stock                                11.6        11.6        11.6
  Preference Stock                                2.6         2.6         2.7
  Common Stock                                  112.0       111.9       110.9
  Common Stock held in treasury at cost         (59.4)      (59.5)      (59.5)
  Additional paid-in capital                  1,938.5     1,948.6     1,915.1
  Accumulated deficit                          (806.9)     (859.4)     (927.1)
Total Stockholders' Equity                    1,198.4     1,155.8     1,053.7
Total Liabilities and Stockholders' Equity  $ 5,716.7   $ 5,782.4   $ 5,817.8



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                        Bethlehem  Steel  Corporation

                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                            (dollars in millions)
                                 (unaudited)
                                                      Three Months Ended
                                                            March 31
                                                       1995         1994
Operating Activities:
   Net income                                       $   52.5     $   12.9

   Adjustments for items not affecting cash
      from operating activities:
      Depreciation                                      71.0         65.5
      Deferred Income Taxes                             10.5          0.5
      Other - net                                       (4.2)         2.9

   Working capital (excluding financing and
      investing activities):
      Receivables                                       15.2         32.2
      Inventories                                      (29.3)       (21.7)
      Accounts payable                                  30.1         44.8
      Employment costs and other                       (52.3)       (16.0)

   Other - net                                         (12.1)         4.5
Cash Provided from Operating Activities                 81.4        125.6

Investing Activities:
   Capital expenditures                                (60.5)      (118.8)
   Cash proceeds from asset sales and other              4.5          5.6
Cash Used for Investing Activities                     (56.0)      (113.2)

Financing Activities:
   Pension expense                                      53.4         55.9
   Pension funding                                     (70.9)      (406.0)
   Long-term debt and capital lease borrowings           1.9          6.5
   Long-term debt and capital lease payments           (30.4)       (29.0)
   Common stock issued                                   -          355.3
   Cash dividends paid                                 (10.1)       (10.1)
   Other payments                                       (3.8)        (7.6)
Cash Used for Financing Activities                     (59.9)       (35.0)

Net Decrease in Cash and Cash Equivalents              (34.5)       (22.6)
Cash and Cash Equivalent- Beginning of Period          159.5        228.9
                        - End of Period             $  125.0     $  206.3


Supplemental Cash Payment Information:
   Interest, net of amount capitalized              $   24.3     $   18.7
   Income taxes                                     $    -       $    0.1





The accompanying Notes are an integral part of the Consolidated Financial Statements.

               NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS



1.     Segment Results (dollars in millions):

                                              (unaudited)

                            1995                         1994
                            First      Fourth     Third      Second    First
                            Quarter    Quarter    Quarter    Quarter   Quarter
Net Sales:
 Basic Steel Operations  $ 1,210.4  $ 1,203.0  $ 1,187.6  $ 1,189.9 $ 1,125.7
 Steel Related Operations     36.5       29.7       51.3       45.3      10.1
 Eliminations                 (6.2)      (8.2)      (5.7)      (4.7)     (4.6)
 Total                   $ 1,240.7  $ 1,224.5  $ 1,233.2  $ 1,230.5 $ 1,131.2

Operating Income (Loss):
 Basic Steel Operations  $    79.1  $    51.5  $    29.4  $    49.3 $    35.8
 Steel Related Operations     (4.9)      (6.2)      (8.8)      (7.7)     (9.7)
 Total                   $    74.2  $    45.3  $    20.6  $    41.6 $    26.1

Shipments
 (thousands of net tons):
 Basic Steel Operations      2,273      2,294      2,321      2,346     2,290

Raw Steel Production
 (thousands of net tons):
 Basic Steel Operations      2,596      2,479      2,187      2,648     2,474



2. The Consolidated Financial Statements as of and for the three month periods ended March 31, 1995 and 1994 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.


3. These Consolidated Financial Statements should be read together with the 1994 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                MANAGEMENT'S DISCUSSION AND
  ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Review of Results:

First Quarter 1995 - First Quarter 1994

     Bethlehem reported net income of $53 million, or $.38 per common share, for the first quarter of 1995, a $40 million improvement from net income of $13 million, or $.02 per common share, for the first quarter of 1994. Net sales for the first quarter of 1995 increased 10% to $1.24 billion from $1.13 billion for the year earlier period.


Segment Results

     The Basic Steel Operations segment reported income from operations in the first quarter of 1995 of $79 million, an improvement of $43 million from the prior year. Operating income was $35 per ton, compared to $16 last year. In the first quarter of 1995, demand continued to be strong and Bethlehem's shipments
of 2.3 million tons were about the same as last year.   Bethlehem
realized improved prices for its flat-rolled products and its product mix improved, reflecting an increased percent of higher valued coated products.

     Bethlehem's operating costs per ton of shipment increased, reflecting the higher costs for raw materials, principally purchased slabs and alloys, profit sharing expenses and depreciation. Bethlehem has a number of actions under way that will reduce its future costs. For example, costs will decrease as Burns Harbor's coal injection facilities become fully operational. Burns Harbor is also proceeding with a relatively low cost investment in equipment that will significantly increase its steelmaking capability. This will bring production and shipment capability into better balance, and thereby reduce this Division's reliance on higher cost purchased slabs.

     There are a number of initiatives under way at Bethlehem's other operations that will significantly reduce future costs and improve competitiveness. Pennsylvania Steel Technologies, Inc.'s ("PST") newly modernized steelmaking facilities and in-line rail head-hardening equipment are moving up their start-up curve to higher levels of utilization. Additionally, later this year, Bethlehem Structural Products Corporation ("BSPC") will discontinue steelmaking and consolidate all of its production of light to medium wide-flange beams, sheet piling and special sections on the 44-inch mill, which is currently being modernized. This Division will then be supplied with continuously cast steel produced primarily from PST, which will further increase the utilization of assets at both these divisions and improve their overall efficiency.

     The Steel Related Operations segment reported a first quarter 1995 loss from operations of $5 million compared to a loss from operations of $10 million in the first quarter of 1994. The favorable change from the previous period reflects a modest improvement in the ship repair market. The BethForge Division is nearing the completion of its modernization program to improve its cost and quality competitiveness. Later this year, BethForge will discontinue operating its electric furnace steelmaking and ingot production facilities in Bethlehem. Lower cost, higher quality ingots will then be supplied from the newly modernized steelmaking and ingot production facilities at PST.

Liquidity

     At March 31, 1995, total liquidity, comprising cash, cash equivalents and available borrowings under bank commitments, was $541 million compared to $566 million at December 31, 1994, and $500 million at March 31, 1994. Cash and cash equivalents were $125 million at March 31, 1995, compared to $160 million at December 31, 1994, and $206 million at March 31, 1994, and $416 million was available for borrowings under Bethlehem's revolving credit agreement. Bethlehem's accounts receivable and inventories are pledged as collateral under this credit agreement.

     Cash provided from operating activities in the first quarter of 1995 was $81 million compared to $126 million for the first quarter of 1994. Significant uses of cash during the first quarter of 1995 included pension funding of $71 million, capital expenditures and working capital, including a payment in connection with a legal settlement, which Bethlehem now has under appeal, involving previously owned coal assets.

     Major uses of funds in 1995 include an estimated $350 million of capital expenditures, repayment of approximately $90 million of debt and capital lease obligations and contributions to the pension fund. Bethlehem expects to maintain an adequate level of liquidity throughout 1995 from cash flow from operations, reductions in working capital and available borrowings under its revolving credit agreement.


Labor

     The labor agreements at BSPC and BethForge include a "snapback" arrangement providing that if Bethlehem does not install a continuous caster at BSPC, employees represented by the United Steelworkers of America ("USWA") at those business units would then be covered by the 1993 labor agreement negotiated for the Burns Harbor and Sparrows Point Divisions. The revised modernization plan announced for BSPC does not provide for installation of a continuous caster and BSPC and BethForge have returned to coverage under the 1993 labor agreement. On March 31 of this year, Bethlehem and the USWA resolved a dispute relative to the participation by BSPC and BethForge employees represented by the USWA in the 1994 profit sharing amounts under the

"snapback" arrangement. Bethlehem agreed to move the $.50 per hour wage increase originally scheduled for July 30, 1995 to April 2, 1995 for Burns Harbor employees and to May 7, 1995 for Sparrows Point employees. Beginning in 1995, BSPC and BethForge will not be included in the 1993 labor agreement profit sharing plan but will both have their own profit sharing plan. BSPC and BethForge, however, will be eligible for the March 1, 1996 special payment that is conditioned upon 1995 profitability. Bethlehem does not expect any material increase in its overall labor costs as a result of these developments.


Dividends

     On April 26, 1995, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable June 10, 1995 to holders of record on May 10, 1995. No dividend was declared on Bethlehem's Common Stock.

     On April 1, 1995, Bethlehem paid the annual dividend on its Series A and Series B Employee Stock Ownership Plan Convertible Preference Stock in additional shares of Series A and Series B Preference Stock having an aggregate stated value of approximately $4.4 million.

Outlook

     Bethlehem continues to make steady progress toward achieving its objectives. It expects to operate at high levels with continued improvement in its performance during the balance of the year.

     Market conditions continue to be strong and Bethlehem is receiving higher value for its products. During the first quarter of this year, Bethlehem's customers reduced steel inventories and they advise Bethlehem that import offerings have declined.

     Customers in each of Bethlehem's major consuming industries are reporting good business conditions. Order entry during the first quarter was strong, export opportunities are increasing and Bethlehem continues to have a very good backlog of orders. Bethlehem's 1995 shipments should be slightly higher than last year and it expects another year of strong industry shipments. Bethlehem expects further reductions in customers' inventories during the second quarter as well as reduced levels of imports during the balance of the year. Bethlehem's prices should continue to improve and costs will decrease as its recently modernized facilities become fully operational.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at March 31, 1995.

     The following previously reported proceeding had developments during the first quarter of 1995:

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

     On December 23, 1994, the Court denied the Motion, upholding the original verdict, plus interest. Bethlehem has paid $37.6 million, representing the full amount of the judgment, including interest, into the trial court and has filed a petition for review by the U. S. Supreme Court. An adverse final resolution of the case will not have any other effect on Bethlehem's results of operations because Bethlehem sold its Kentucky coal operations in 1988.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the Stockholders of Bethlehem was held on April 25, 1995.

     The following nominees for director named in the Proxy Statement dated March 15, 1995 were elected at the Meeting by the votes indicated:

                                      For               Withheld

Curtis H. Barnette                 89,880,619           2,608,278
Benjamin R. Civiletti              89,924,103           2,564,794
Worley H. Clark                    89,950,971           2,537,926
John B. Curcio                     89,810,936           2,677,961
Thomas L. Holton                   89,927,856           2,561,041
Lewis B. Kaden                     89,946,143           2,542,754
Harry P. Kamen                     89,930,645           2,558,252
Winthrop Knowlton                  89,945,532           2,543,365
Robert McClements, Jr.             89,941,385           2,547,512
Gary L. Millenbruch                89,939,106           2,549,791
Roger P. Penny                     89,786,676           2,702,221
Dean P. Phypers                    89,931,359           2,557,538
William A. Pogue                   89,938,707           2,550,190
John F. Ruffle                     89,952,724           2,536,173


The votes in favor of the election of the nominees represent at least 97.1% of the shares voted for each of the nominees.

     Stockholders approved the proposed amendment of Article Fourth of the Second Restated Certificate of Incorporation of Bethlehem to increase the number of authorized shares of Common Stock from 150,000,000 to 250,000,000 by the following vote:

                               For          Against      Abstentions

     Number of Shares
     of Common Stock
     and ESOP Preference
     Stock Voting Together
     as a Class              81,216,801     6,910,168    4,361,928

     Number of Shares of
     Common Stock Voting
     Separately as a Class   79,327,121     6,291,906    4,281,893

     Ratification of the appointment of Independent Auditors was approved by the following vote:

                               For          Against      Abstentions

     Number of Shares       91,554,002        411,471      523,424

     There were no broker non-votes with respect to any of these matters voted upon at the Meeting.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          The following is an index of the exhibits included in this Report on Form 10-Q:

          11.  Statement regarding computation of per share earnings.

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by Bethlehem during the quarter ended March 31, 1995.

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


                                  Bethlehem Steel Corporation
                                        (Registrant)
                                  by

                                  /s/ L. A. Arnett
                                  ============================
                                  L. A. Arnett
                                  Vice President and
                                  Controller (principal
                                  accounting officer)

Date:  May 11, 1995

                               EXHIBIT INDEX

        The following is an index of the exhibits included in this Report:




Item
No.                                           Exhibit
====                                          =======





11                          Statement Regarding Computation of
                            Per Share Earnings



27                          Financial Data Schedule

                                                       EXHIBIT (11)

                      Bethlehem Steel Corporation

          Statement Regarding Computation of Earnings Per Share

    (dollars in millions and shares in thousands, except per share data)

                                                       Three Months Ended
                                                            March 31
        Primary Earnings Per Share                        1995       1994

    Net Income                                           $52.5      $12.9
    Less Dividend Requirements:
       $2.50 Preferred Dividend                           (2.5)      (2.5)
       $5.00 Preferred Dividend                           (3.1)      (3.1)
       $3.50 Preferred Dividend                           (4.5)      (4.5)
       5% Preference Dividend                             (0.5)      (0.7)
          Total Preferred and Preference Dividends       (10.6)     (10.8)
    Net Income Applicable to Common Stock                $41.9       $2.1

    Average Shares of Common Stock and
    Equivalents Outstanding:
       Common Stock                                    109,978     94,760
       Stock Options                                        36        346
               Total                                   110,014     95,106

    Primary Earnings Per Share                           $0.38      $0.02

       Fully Diluted Earnings Per Share
    Net Income                                           $52.5      $12.9
    Less Dividend Requirements:
       $2.50 Preferred Dividend                           (2.5)      (2.5)
       $5.00 Preferred Dividend                           (3.1)      (3.1)
       $3.50 Preferred Dividend                            -         (4.5)
       5% Preference Dividend                              -         (0.7)
    Net Income Applicable to Common Stock                $46.9       $2.1

    Average Shares of Common Stock and Equivalents and
    Other Potentially Dilutive Securities Outstanding:
       Common Stock                                    109,978     94,760
       Stock Options                                        36        346
       $2.50 Preferred Stock                                *          *
       $5.00 Preferred Stock                                *          *
       $3.50 Preferred Stock                            12,255         *
       5% Preference Stock                               2,560         *
               Total                                   124,829     95,106

    Fully Diluted Earnings Per Share                     $0.38      $0.02


    * Antidilutive