Form 10-K/A
period 1994-12-31
BETHLEHEM STEEL CORP /DE/
filed 1995-06-29
CIK 11860

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                    ----------------------------------

                                FORM 10-K/A

                    AMENDMENT TO APPLICATION OR REPORT
               FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                        BETHLEHEM STEEL CORPORATION
            (Exact name of Registrant as specified in charter)


                              AMENDMENT NO. 1

                                    To

                          FORM 10-K ANNUAL REPORT

                For the fiscal year ended December 31, 1994

               The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994, as set forth on the pages attached hereto:

     ITEM 14:  EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as a part of this Report:

          (3)  Exhibits

               (28) Annual Report on Form 11-K for the
                    fiscal year ended December 31, 1994, for
                    the Savings Plan for Salaried Employees
                    of Bethlehem Steel Corporation and
                    Subsidiary Companies
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                   ----------------------------------



                                 FORM 11-K

(x)  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994


                                    OR


( ) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________________ to _____________________

Commission file number         1-2516

     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                    SAVINGS PLAN FOR SALARIED EMPLOYEES
                                    OF
                        BETHLEHEM STEEL CORPORATION
                         AND SUBSIDIARY COMPANIES

     B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office

                        BETHLEHEM STEEL CORPORATION
                            1170 Eighth Avenue
                    Bethlehem, Pennsylvania  18016-7699

      SAVINGS PLAN FOR SALARIED EMPLOYEES OF
BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------

    STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
               WITH FUND INFORMATION
                 DECEMBER 31, 1994
- --------------------------------------------------




                                   State         State
                                   Street        Street    Fidelity   Fidelity   Bethlehem      Self-
                                 Selection       Index     Puritan    Magellan     Stock       Managed       Loan     Combined
                                   Fund          Fund        Fund      Fund        Fund        Account       Fund       Funds
                                ------------  ---------- ----------- ----------- ----------- ----------  ---------- ------------

Assets
 Investments
  (Notes B, C and G)            $314,144,494  $8,460,741 $56,704,854 $49,990,542 $37,790,694 $2,701,130        -    $469,792,455
 Receivables
  Loans to participants
   (Note D)                             -           -           -           -           -          -     $9,486,212    9,486,212
  Interest                         1,727,587        -          2,394       1,989       8,444       -           -       1,740,414
  Contributions
   - Participating employees         653,283      39,409     234,656     307,330      19,018       -           -       1,253,696
   - Participating employers            -           -           -           -        612,580       -           -         612,580
 Interfund transfers receivable
   (payable)                         180,031      12,057      31,255      72,909      40,885       -       (337,137)        -
 Cash and cash equivalents
   (Note B)                       20,255,762        -        548,068     395,099   1,551,920       -            480   22,751,329
                                ------------  ---------- ----------- ----------- ----------- ----------  ---------- ------------
Net assets available
   for benefits                 $336,961,157  $8,512,207 $57,521,227 $50,767,869 $40,023,541 $2,701,130  $9,149,555 $505,636,686
                                ============  ========== =========== =========== =========== ==========  ========== ============

The accompanying notes are an integral part of these financial statements.

         SAVINGS PLAN FOR SALARIED EMPLOYEES OF
 BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
 ----------------------------------------------------

    STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                 WITH FUND INFORMATION
                    DECEMBER 31, 1993
 -------------------------------------------------





                                  State         State
                                  Street        Street     Fidelity   Fidelity    Bethlehem
                                Selection       Index      Puritan    Magellan      Stock       Loan      Combined
                                   Fund         Fund         Fund        Fund       Fund        Fund       Funds
                               ------------ ------------ ----------- ----------- ----------- ---------- -----------
Assets

 Investments
  (Notes B, C and G)           $314,957,739  $8,506,053  $53,262,065 $47,584,986 $38,913,825       -    $463,224,668
 Receivables
   Loans to participants
    (Note D)                           -           -            -           -           -    $7,453,160    7,453,160
   Interest                       1,919,947         482        2,484       2,033       1,479     42,568    1,968,993
   Contributions
    - Participating employees       700,779      37,413      206,920     294,545      14,559       -       1,254,216
    - Participating employers          -           -            -           -        615,975       -         615,975
 Interfund transfers receivable
    (payable)                        49,668       4,731       18,922      60,385      54,757   (188,463)        -
 Cash and cash equivalents
    (Note B)                     27,481,125       3,933       31,450      16,939       8,705       -      27,542,152
                               ------------  ----------  ----------- ----------- ----------- ---------- ------------
Net assets available
    for benefits               $345,109,258  $8,552,612  $53,521,841 $47,958,888 $39,609,300 $7,307,265 $502,059,164
                               ============  ==========  =========== =========== =========== ========== ============

The accompanying notes are an integral part of these financial statements.

      SAVINGS PLAN FOR SALARIED EMPLOYEES OF
BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                  WITH FUND INFORMATION
              YEAR ENDED DECEMBER 31, 1994
- ---------------------------------------------------------

                                State        State
                                Street       Street     Fidelity     Fidelity    Bethlehem    Self-
                              Selection      Index      Puritan      Magellan      Stock     Managed       Loan       Combined
                                Fund         Fund        Fund          Fund        Fund      Account       Fund        Funds
                             ------------ ----------   ----------- -----------  -----------  ---------   ---------- ------------
Additions to net assets
 attributed to:
 Investment income
  Net appreciation
  (depreciation) in
  fair value of investments
  (Note F)                           -    $  126,627   $(3,675,285)$(3,049,914) $(4,283,126) $ (55,321)        -    $(10,937,019)
  Interest (Note C)          $ 20,590,682      2,623        28,684      21,826       43,566       -            -      20,687,381
  Dividends                          -          -        4,573,596   2,020,734         -        24,807         -       6,619,137
                             ------------ ----------   ----------- -----------  -----------  ----------  ---------- ------------
                               20,590,682    129,250       926,995  (1,007,354)  (4,239,560)   (30,514)        -      16,369,499
                             ------------ ----------   ----------- -----------  -----------  ----------  ---------- ------------

  Contributions (Note C)
    Participating employees     8,155,102    481,666     2,826,503   3,914,426      186,316       -            -      15,564,013
    Participating employers          -          -             -           -       7,394,201       -            -       7,394,201
                             ------------ ----------   ----------- -----------  -----------  ----------  ---------- ------------
                                8,155,102    481,666     2,826,503   3,914,426    7,580,517       -            -      22,958,214
                             ------------ ----------   ----------- -----------  -----------  ----------  ---------- ------------
  Interest on loans to
    participants (Note D)            -          -             -           -            -          -      $  516,229      516,229
                             ------------ ----------   ----------- -----------  -----------  ----------  ---------- ------------

      Total additions          28,745,784    610,916     3,753,498   2,907,072    3,340,957    (30,514)     516,229   39,843,942
                             ------------ ----------   ----------- -----------  -----------  ----------  ---------- ------------

Deductions from net assets
  attributed to:
  Withdrawals and
  distributions to
  participants
  (Notes B and E)              27,258,487    610,290     3,859,626   2,332,270    1,935,806       -         269,941   36,266,420
                             ------------ ----------   ----------- -----------  ----------- ----------   ---------- ------------
      Total deductions         27,258,487    610,290     3,859,626   2,332,270    1,935,806       -         269,941   36,266,420
                             ------------ ----------   ----------- -----------  -----------  ----------  ---------- ------------

Net increase (decrease)
  prior to interfund
  transfers                     1,487,297        626      (106,128)    574,802    1,405,151    (30,514)     246,288    3,577,522
Interfund transfers            (9,635,398)   (41,031)    4,105,514   2,234,179     (990,910) 2,731,644    1,596,002         -
                               ------------  ---------   ---------- -----------  ----------- ----------   ---------- -----------

   Net increase (decrease)     (8,148,101)   (40,405)    3,999,386   2,808,981      414,241  2,701,130    1,842,290    3,577,522
Net assets available
   for benefits
   Beginning of year          345,109,258  8,552,612    53,521,841  47,958,888   39,609,300       -       7,307,265  502,059,164
                             ------------ ----------   ----------- -----------  ----------- ----------   ---------- ------------

   End of year               $336,961,157 $8,512,207   $57,521,227 $50,767,869  $40,023,541 $2,701,130   $9,149,555 $505,636,686
                             ============ ==========   =========== ===========  =========== ==========   ========== ============

   The accompanying notes are an integral part of these financial statements.

       SAVINGS PLAN FOR SALARIED EMPLOYEES OF
BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                 WITH FUND INFORMATION
             YEAR ENDED DECEMBER 31, 1993
- ---------------------------------------------------------

                              State        State
                              Street       Street    Fidelity    Fidelity   Bethlehem
                             Selection     Index     Puritan     Magellan     Stock        Loan      Combined
                               Fund         Fund       Fund        Fund       Fund         Fund        Funds
                            ------------ ---------- ----------- ----------- ----------- ----------  ------------
Additions to net assets
  attributed to:
   Investment income
    Net appreciation in fair
    value of investments
    (Note F)                        -    $  807,194  $2,632,979 $ 4,659,994 $ 8,460,904       -      $16,561,071
    Interest (Note C)        $23,125,626      6,007      31,384      25,565      13,137       -       23,201,719
    Dividends                       -          -      6,279,822   4,336,151       -           -       10,615,973
                            ------------ ---------- ----------- ----------- ----------- ----------  ------------
                              23,125,626    813,201   8,944,185   9,021,710   8,474,041       -       50,378,763
                            ------------ ---------- ----------- ----------- ----------- ----------  ------------

  Contributions (Note C)
    Participating employees    9,294,712    510,477   2,469,069   3,528,493     178,979       -       15,981,730
    Participating employers         -          -           -           -      7,613,679       -        7,613,679
                            ------------ ---------- ----------- ----------- ----------- ----------  ------------
                               9,294,712    510,477   2,469,069   3,528,493   7,792,658       -       23,595,409
                            ------------ ---------- ----------- ----------- ----------- ----------  ------------
Interest on loans to
  participants (Note D)             -          -           -           -           -    $  614,952       614,952
                            ------------ ---------- ----------- ----------- ----------- ----------  ------------
    Total additions           32,420,338  1,323,678  11,413,254  12,550,203  16,266,699    614,952    74,589,124
                            ------------ ---------- ----------- ----------- ----------- ----------  ------------
Deductions from net assets
attributed to:
  Withdrawals and
  distributions
    to participants
    (Notes B and E)           29,794,810    658,591   3,470,357   2,700,332   1,927,809    396,055    38,947,954
                            ------------ ---------- ----------- ----------- ----------- ----------  ------------
    Total deductions          29,794,810    658,591   3,470,357   2,700,332   1,927,809    396,055    38,947,954
                            ------------ ---------- ----------- ----------- ----------- ----------  ------------
Net increase prior to
  interfund transfers          2,625,528    665,087   7,942,897   9,849,871  14,338,890    218,897    35,641,170
Interfund transfers           (7,051,808)  (126,301)  5,704,567   2,520,654    (270,579)  (776,533)         -
                            ------------ ---------- ----------- ----------- ----------- ----------  ------------
 Net increase (decrease)      (4,426,280)   538,786  13,647,464  12,370,525  14,068,311   (557,636)   35,641,170
Net assets available
for benefits
     Beginning of year       349,535,538  8,013,826  39,874,377  35,588,363  25,540,989  7,864,901   466,417,994
                            ------------ ---------- ----------- ----------- ----------- ----------  ------------
     End of year            $345,109,258 $8,552,612 $53,521,841 $47,958,888 $39,609,300 $7,307,265  $502,059,164
                            ============ ========== =========== =========== =========== ==========  ============

         The accompanying notes are an integral part of these financial statements.

              SAVINGS PLAN FOR SALARIED EMPLOYEES OF
        BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
        ----------------------------------------------------

                  NOTES TO FINANCIAL STATEMENTS
                  -----------------------------


NOTE A - DESCRIPTION OF THE PLAN

       The Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies (the "Plan") was adopted by the Board of Directors of Bethlehem Steel Corporation ("Bethlehem") effective as of March 1, 1975. In accordance with the Plan, a trust (the "Trust") was created under a Trust Agreement between Bethlehem and Morgan Guaranty Trust Company of New York (the "Trustee"). Effective January 1, 1987, State Street Bank and Trust Company ("State Street") became the Trustee. At that time, State Street also became the Plan's investment manager. Effective April 27, 1994, the Employee Benefits Administration Committee, consisting of five officers and employees of Bethlehem, replaced the separate Savings Plan Committee as the administrator of the Plan.

       The Plan is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Under the terms of the Plan, an eligible salaried employee may elect to have up to a maximum of 11% of eligible salary contributed by the Employing Company as Before-Tax Contributions and up to a maximum of from 10% to 14% of eligible salary as After-Tax Contributions through payroll deductions, depending upon the length of continuous service and the amount elected as Before-Tax Contributions. Before-Tax and After-Tax Contributions are subject to a combined limit of 21% of eligible salary. Effective January 1, 1995, nonhighly compensated employees may elect to have up to a maximum of 14% of eligible salary contributed by the Employing Company as Before-Tax Contributions. The 21% combined limit of Before-Tax and After-Tax Contributions remains unchanged.

       Before-Tax and After-Tax Contributions are treated as either Basic or Supplemental Contributions depending on the participant's length of continuous service and the amount elected as Before-Tax Contributions. Basic Contributions, which may range from 1% to a maximum of 4% of eligible salary, are matched 100% by the Employing Company. After-Tax Supplemental Contributions are limited to 10% of eligible salary. Effective January 1, 1995, nonhighly compensated employees are limited to After-Tax Supplemental Contributions of from 7% to 10% depending upon the amount elected as Before-Tax Contributions.

       Expenses for accounting and administrative services are not charged to the Plan but are borne by the participating companies.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
- -------------------

       The financial statements shown herein are prepared on the accrual basis of accounting.

Investments and Investment Income
- ---------------------------------

       Investments in Bethlehem Common Stock, equity and fixed income securities and mutual funds are valued at fair value based upon the last published quotations for the last business day of the year. Investments in contracts with insurance companies are presented at contract value representing contributions made under the contracts, plus interest at the contract rate, less funds withdrawn. Income from investments is recognized as earned.

       Investment realized and unrealized gains and losses are determined on the basis of average acquisition cost. For Department of Labor Form 5500 reporting purposes, investment realized and unrealized gains and losses are determined on the basis of beginning of the year fair value or, if acquired during the year, at acquisition cost.

Cash and Cash Equivalents
- -------------------------

       Cash equivalents consist of investments in short-term, highly liquid instruments generally with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

Withdrawals and Distributions
- -----------------------------

       Withdrawals and distributions are recorded when paid.


NOTE C - CONTRIBUTIONS

       Contributions are paid by Bethlehem to the Trustee on the first banking day of the month following the month for which they were accrued. Before-Tax and After-Tax Contributions are allocated among the State Street Selection Fund, State Street Index Fund, Fidelity Puritan Fund, Fidelity Magellan Fund and Bethlehem Stock Fund in multiples of 1% at each participant's election (10% prior to January 1, 1994). Matching Company Contributions are required to be initially invested in the Bethlehem Stock Fund. After a period of two full calendar years, these Matching Company Contributions can be transferred to any of the other available investment funds.

       The State Street Selection Fund is a fixed income fund consisting of investments in guaranteed annuity contracts and one immediate participation guarantee contract, all of which are with insurance companies. The State Street Selection Fund provided a blended interest rate of 6.30% for 1994 and 6.93% for 1993. Interest earned on investments in the State Street Selection Fund is reinvested in that fund. At December 31, 1994, the State Street Selection Fund held a Metropolitan Life Insurance Company immediate participation guarantee contract with a contract value of $42,066,331 at 6.10%. There were no other individual investments, at December 31, 1994, representing 5% or more of the Plan's net assets.

       The State Street Index Fund is a diversified equity investment fund, the Fidelity Puritan Fund is a growth and income mutual fund and the Fidelity Magellan Fund is an equity growth mutual fund. Earnings on investments are reinvested in the fund in which they are earned.

       Contributions to the Bethlehem Stock Fund are used to purchase shares of Bethlehem Common Stock. Cash dividends on Bethlehem Common Stock are reinvested in Bethlehem Common Stock. There were no dividends on Bethlehem Common Stock for 1994 and 1993. The Plan provides that shares of Bethlehem Common Stock may be purchased by the Trustee on the open market or directly from Bethlehem out of either issued shares of Bethlehem Common Stock held in treasury or authorized but unissued shares of Bethlehem Common Stock. The Plan also permits, in lieu of cash contributions to the Trustee for the purchase of shares of Bethlehem Common Stock, the transfer by Bethlehem of the necessary number of shares of Bethlehem Common Stock directly to the Trustee out of either issued shares of Bethlehem Common Stock held in treasury or authorized but unissued shares of Bethlehem Common Stock. During 1994 and 1993, Matching Company Contributions to the Bethlehem Stock Fund were made from authorized but unissued shares of Bethlehem Common Stock and all other contributions to that Fund were made in cash.

       Effective July 27, 1994, the Self-Managed Account ("SMA") was established to give participants access to a wide range of investments that include equity and fixed income securities and approximately 1,500 mutual funds through State Street Brokerage Services, Inc. Assets must be transferred from any or all of the other investment funds into the SMA with an initial transfer of at least $2,500 and a $500 minimum transfer thereafter. The SMA balance cannot exceed 50% of the participant's total account balance. Effective October 10, 1994, assets invested in the State Street Selection Fund must be transferred to any or all of the other core funds where they must remain for 90 days before transfer to the SMA.

NOTE D - LOAN PROVISION

       Effective January 1, 1990, a loan provision was approved to permit an eligible participant to borrow up to 50% of his vested account balance, subject to a minimum loan of $1,000 and a maximum loan of $50,000. Any participant who is an active full-time employee having a vested account balance of $2,000 or more is eligible for a loan.
Effective July 27, 1994, participants are permitted to have two loans outstanding at one time under the provisions mentioned above.

       All loans are made from the Loan Fund which is funded by transfers from the State Street Selection Fund, State Street Index Fund, Fidelity Puritan Fund and Fidelity Magellan Fund. Participants may not borrow from the Bethlehem Stock Fund or the Self-Managed Account. The term of the loan is generally twelve to fifty-seven months, but may be for a term of up to 177 months under certain conditions. Interest is fixed over the repayment period at the prime rate as quoted by the Wall Street Journal on the last business day of the month prior to the month in which the loan application is approved, plus 1%. Repayments of principal plus interest are made to the Loan Fund and transferred back to the five investment funds in accordance with participants' current contribution investment elections. At December 31, 1994, there were 1,124 outstanding loans.


NOTE E - WITHDRAWALS AND DISTRIBUTIONS

       Withdrawals from the funds may be made from time to time in accordance with the provisions of the Plan. However, voluntary withdrawal of the Before-Tax or After-Tax Basic Contributions before the related Matching Company Contributions have vested may result in forfeiture of the Matching Company Contributions and earnings thereon. The forfeitures reduce future Matching Company Contributions. For a participant employed on or before December 31, 1988, Matching Company Contributions for 1989 and later years vest immediately. For a participant employed on or after January 1, 1989, Matching Company Contributions will vest 100% after the participant completes five years of service.

       Upon the termination of employment of a participant or in the event of a participant's death, the participant or his beneficiary shall receive the amounts in the investment funds allocated to his account. In lieu of receiving a lump-sum distribution, a participant or his beneficiary may elect to defer payment to a later year or receive installment payments.

       At December 31, 1994, the Plan had a $38,041 obligation for distributions processed and approved, but not yet paid to individuals who have withdrawn from participation in the Plan. This obligation is reported as a liability for Department of Labor Form 5500 reporting purposes, but not for purposes of these financial statements.

NOTE F - NET APPRECIATION (DEPRECIATION) IN FAIR VALUE OF
INVESTMENTS

       The Plan's investments (including investments bought, sold and held during the year) appreciated (depreciated) in value for the year ended December 31 as follows:


                      State
                      Street     Fidelity      Fidelity    Bethlehem    Self-
                      Index      Puritan       Magellan      Stock     Managed
                      Fund        Fund          Fund         Fund      Account
                    ----------  -----------  -----------  ----------- ---------

      1994
      ----
Unrealized
depreciation
of investments      $ (182,989) $(4,247,620) $(3,587,707) $(6,151,764) $(57,559)

Realized gain
on sale of
investments            309,616     572,335       537,793    1,868,638     2,238
                    ----------  -----------  -----------  -----------  --------
Net appreciation
(depreciation)
in fair value of
investments         $  126,627  $(3,675,285) $(3,049,914) $(4,283,126) $(55,321)
                    ==========  ===========  ===========  ===========  ========

          1993
          ----
Unrealized
 appreciation
 of investments     $  464,286  $ 1,798,317  $ 3,745,286  $ 8,207,995
Realized gain on
 sale of investments   342,908      834,662      914,708      252,909
                    ----------  -----------  -----------  -----------

Net appreciation in
   fair value of
   investments      $  807,194  $ 2,632,979  $ 4,659,994  $ 8,460,904
                    ==========  ===========  ===========  ===========

       There is no appreciation (depreciation) of investments in the State Street Selection Fund or Loan Fund.

NOTE G - FAIR VALUE AND COST OF INVESTMENTS

       Investments valued at fair value are as follows:



                                         Fair Value       Average
                                    ------------------- Acquisition
                          Shares    Per Share  Amount      Cost
                          ------    --------- --------- -----------
December 31, 1994
- -----------------
State Street Index Fund    119,907  $70.561 $ 8,460,741 $ 7,091,156

Fidelity Puritan Fund    3,828,822   14.810  56,704,854  56,194,521

Fidelity Magellan Fund     748,361   66.800  49,990,542  48,081,411

Bethlehem Stock Fund     2,099,483   18.000  37,790,694  36,329,919

December 31, 1993
- -----------------
State Street Index Fund    122,222  $69.595 $ 8,506,053 $ 6,953,479

Fidelity Puritan Fund    3,381,718   15.750  53,262,065  48,504,111

Fidelity Magellan Fund     671,630   70.850  47,584,986  42,088,148

Bethlehem Stock Fund     1,909,881   20.375  38,913,825  31,301,286


       Investments in the Self-Managed Account had a fair value of $2,701,130 and an average acquisition cost of $2,758,689 at December 31, 1994.


NOTE H - TAX STATUS

       Bethlehem has received determinations from the Internal Revenue Service, the most recent of which is dated August 15, 1991, that the Trust forming part of the Plan is a qualified trust within the meaning of
Section 401(a) of the Internal Revenue Code and is exempt from Federal income tax under Section 501(a) of such Code. Bethlehem amended the Plan through September 28, 1994, and filed an application with the Internal Revenue Service on December 22, 1994, to obtain a determination to the effect that the Plan continues to be a qualified plan and is exempt from Federal income tax under the provisions of the Internal Revenue Code. Bethlehem expects to obtain such determination.

       Participants are not subject to Federal income tax on Before-Tax Contributions, on Matching Company Contributions or on earnings credited to their accounts until withdrawal or distribution of such amounts in acordance with the provisions of the Plan.

NOTE I - PARTICIPANTS

       The number of participants who made contributions in each fund was:

                                          Contributing Participants



                                               1994       1993
                                               ----       ----
          State Street Selection Fund         3,040      2,946
          State Street Index Fund               552        479
          Fidelity Puritan Fund               1,705      1,476
          Fidelity Magellan Fund              1,934      1,727
          Bethlehem Stock Fund                3,972      3,878


NOTE J - TERMINATION OF THE PLAN

       Upon termination of the Plan or the complete discontinuance of Matching Company Contributions, the amounts credited to participants' accounts will be fully vested and nonforfeitable.


NOTE K - NEW ACCOUNTING PRINCIPLE

       In September, 1994, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 94-4 ("SOP 94-4"), "Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined Contribution Pension Plans." Under the provisions of SOP 94-4, covered plans would have to value investment contracts with insurance companies at fair value, except for fully benefit-responsive contracts (contracts which provide a liquidity guarantee for benefit payments, transfers or loans initiated by Plan participants at contract value) which would still be valued at contract value. SOP 94-4 is effective for financial statements for plan years beginning after December 15, 1994, except for its application to investment contracts entered into before December 31, 1993, which is delayed until plan years beginning after December 15, 1995. The effect of adopting SOP 94-4 on the Plan's financial statements is not currently known.


NOTE L - OTHER MATTERS

       On April 11, 1991, the California Insurance Commission placed Executive Life Insurance Company of California ("ELIC") under conservatorship and placed a moratorium on withdrawals from all Group Annuity Contracts ("GACs") issued by ELIC. At April 30, 1991, the Plan's State Street Selection Fund held an ELIC GAC with a contract value of $7,434,391, maturing on December 31, 1992, at a contract rate of 8.8%. The Plan discontinued further interest accruals on this GAC as of May 1, 1991. Bethlehem has agreed to reimburse the Plan for the difference, if any, between the amount eventually received by the Plan as a result of the resolution of the conservatorship proceedings and the amount of the

ELIC GAC balance due (i.e., the principal and accrued interest) under the contract through April 30, 1991. During 1993, a Rehabilitation Plan was approved by the California Insurance Commission and, effective September 3, 1993, the ELIC GAC was assumed by Aurora National Assurance Company, as part of this Rehabilitation Plan. This plan provided contractholders with the option to Opt-In (participate in the Rehabilitation Plan) or Opt-Out (receive a series of payouts). Effective February 10, 1994,
State Street, acting as Investment Manager for the Selection Fund, elected to Opt-Out of the ELIC Rehabilitation Plan. This will result in an estimated total recovery of approximately 85.4%, or $6,350,000, of the recorded contract value at December 31, 1993. During 1994, approximately $4,250,000 in payments were received as part of the Rehabilitation Plan thereby reducing the ELIC GAC's recorded contract value to $3,181,385 at December 31, 1994. The remaining payments are estimated to occur during the period from September, 1995, through September, 1997, at which time Bethlehem will make a contribution to fulfill its commitment to the Plan, presently estimated at approximately $1.1 million. Accordingly, no provision for loss has been accrued for the ELIC GAC, recorded at contract value, in the accompanying financial statements.

         The Plan's State Street Selection Fund also held a Mutual Benefit Life Insurance Company ("MBL") GAC which was scheduled to mature on September 30, 1992, at a contract rate of 8.0%. On July 16, 1991, New Jersey's Department of Insurance placed MBL under rehabilitation and placed a moratorium on withdrawals from all GACs issued by MBL. The Plan continued to accrue interest on this contract; however, effective January 1, 1992, such accruals were reduced from 8.0% to 3.0% as an estimate of the actual interest rate to be determined in the rehabilitation process. On November 10, 1993, the Superior Court of New Jersey approved the Plan of Rehabilitation for MBL. This Rehabilitation Plan provided contractholders with the option to Opt-In (participate in the Rehabilitation Plan) or Opt-Out (receive a series of payments). Effective March 28, 1994, State Street, acting as Investment Manager for the Selection Fund, elected to Opt-In to the Plan of Rehabilitation. Under this election, the MBL GAC was restructured and issued as a Wrapped Accumulation Contract (WAC) whose assets are invested in a separate account of MBL Life Assurance Corporation (MBLLAC), a wholly-owned subsidiary of MBL. A consortium of insurance companies is guaranteeing the July 16, 1991, contract value and accrued interest through December 31, 1991, valued at approximately $7,250,000 for the Plan. Additionally, the Rehabilitation Plan provides for interest on the MBLLAC WAC at a rate of 3.5% for 1993 and 1994. Therefore, the guaranteed value and accrued interest, as determined by the Rehabilitation Plan, is $8,053,311 at December 31, 1994. Subsequent to 1994, interest rates will be reset annually until final maturity, but cannot go below 0%. The restructured MBLLAC WAC is scheduled to mature in five installments between December 31, 1999, and December 31, 2003. However, should insufficient liquidity exist, each installment can be extended up to an additional seven years, not to extend beyond the period December 31, 2006, through December 31, 2010. Accordingly, no provision for loss has been accrued for the MBL GAC, recorded at contract value, in the accompanying financial statements.

                      REPORT OF INDEPENDENT AUDITORS


To the Participants and Administrator of the Savings Plan for Salaried Employees of
Bethlehem Steel Corporation
and Subsidiary Companies

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies at December 31, 1994 and 1993, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the schedule of assets held for investment purposes and the schedule of reportable transactions is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The schedules of assets held for investment purposes and reportable transactions and the Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Price Waterhouse LLP
- --------------------------------
PRICE WATERHOUSE LLP

1177 Avenue of the Americas
New York, NY  10036

June 27, 1995

                      CONSENT OF INDEPENDENT AUDITORS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No.
2-90796, No. 2-67314, No. 33-23516, No. 33-23688, No. 33-52267, No.
33-58019, No. 33-58021 and No. 33-60507) of our report dated June 27,
1995, appearing on page 13 of the Annual Report of the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies on Form 11-K for the year ended December 31, 1994.





/s/ Price Waterhouse LLP
- -------------------------------
Price Waterhouse LLP

1177 Avenue of the Americas
New York, NY  10036

June 29, 1995

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Employee Benefits Administration Committee has duly caused this annual report to be signed by the undersigned, thereunto duly authorized.



                              Savings Plan for Salaried Employees of
                              Bethlehem Steel Corporation and Subsidiary
                              Companies



                              By   /s/ J. A. Jordan, Jr.
                                   ----------------------------
                                   J. A. Jordan, Jr.
                                   Chairman, Employee Benefits
                                   Administration Committee



Date:       June 29, 1995

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BETHLEHEM STEEL CORPORATION



                                   By   /s/ G. L. Millenbruch
                                        --------------------------
                                        G. L. Millenbruch
                                        Executive Vice President
                                        and Treasurer

                                        (principal financial officer)



Date:       June 29, 1995