Form 10-Q
period 1995-06-30
BETHLEHEM STEEL CORP /DE/
filed 1995-07-28
CIK 11860

                                FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      For Quarter Ended June 30, 1995
                       Commission file number 1-1941


                          BETHLEHEM STEEL CORPORATION
            (Exact name of registrant as specified in its charter)



       DELAWARE                                  24-0526133
(State of incorporation)                      (I.R.S. Employer
                                               Identification No.)

1170 Eighth Avenue                                18016-7699
BETHLEHEM, PENNSYLVANIA                           (Zip Code)
(Address of principal
executive offices)


Registrant's telephone number, including area code:  (610) 694-2424


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X       No
                                                  ----        -----


Number of Shares of Common Stock Outstanding as of July 21, 1995:
                              110,428,847

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                   INDEX

                                                     Page No.
PART I.  Financial Information

Consolidated Statements of Income-
   Three Months and Six Months Ended June 30, 1995
   and 1994 (unaudited). . . . . . . . . . . . . . .     2

Consolidated Balance Sheets-
   June 30, 1995 (unaudited), December 31, 1994
   and June 30, 1994 (unaudited) . . . . . . . . . .     3

Consolidated Statements of Cash Flows-
   Six Months Ended June 30, 1995
   and 1994 (unaudited). . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements . . . . .     5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . .     6


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . .     9

   Item 2.  Changes in Securities. . . . . . . . . .    10

   Item 6.  Exhibits and Reports on Form 8-K . . . .    11


Signatures . . . . . . . . . . . . . . . . . . . . .    12

                        Bethlehem Steel Corporation

                   CONSOLIDATED  STATEMENTS  OF  INCOME
         (dollars and shares in millions, except per share data)
                               (unaudited)

 Three Months Ended                                          Six Months Ended
      June 30                                                      June 30
 ------------------                                        --------------------
 1995         1994                                         1995           1994
 ----         ----                                         ----           ----

$1,250.2   $1,230.5  Net Sales                             $2,490.9    $2,361.7
- --------   --------                                        --------    --------
                     Costs and Expenses:
 1,061.6    1,087.9    Cost of sales                        2,130.5     2,093.1
    72.1       67.1    Depreciation                           143.1       132.6
                       Selling, administration
    29.2       33.9     and general expense                    55.8        68.3
- --------   --------                                        --------    --------
 1,162.9    1,188.9  Total Costs and Expenses               2,329.4     2,294.0
    87.3       41.6  Income from Operations                   161.5        67.7

                     Financing Income (Expense):
   (16.6)     (12.6)   Interest and other financing costs     (29.8)      (26.2)
     1.6        1.7    Interest and other income                4.1         3.6
- --------   --------                                        --------    --------
    72.3       30.7  Income before Income Taxes               135.8        45.1

   (12.0)      (4.7) Provision for Income Taxes               (23.0)       (6.2)
- --------   --------                                        --------    --------

    60.3       26.0  Net Income                               112.8        38.9

                     Dividends on Preferred and
    10.7       10.8   Preference Stock                         21.3        21.6
- --------   --------                                        --------    --------

                     Net Income Applicable to
$   49.6   $   15.2   Common Stock                         $   91.5    $   17.3
========   ========                                        ========    ========



$   0.45   $   0.14  Net Income per Common Share           $   0.83    $   0.17
   110.2      109.2  Average Primary Shares Outstanding       110.1       102.2



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                     Bethlehem  Steel  Corporation

                     CONSOLIDATED  BALANCE  SHEETS
                         (dollars in millions)

                                 ASSETS
                                            June 30    December 31  June 30
                                              1995        1994        1994
                                           (unaudited)             (unaudited)
                                           ----------- ----------- -----------
Current Assets:
  Cash and cash equivalents                 $   128.6   $   159.5   $   145.4
  Receivables, less allowances                  481.3       519.5       511.1
  Inventories:
    Raw materials                               299.0       331.9       293.0
    Finished and semifinished                   614.6       534.9       597.8
    Contract work-in-progress, less
      billings                                   23.0        16.1        15.6
                                           ----------- ----------- -----------
                                                936.6       882.9       906.4
  Other current assets                            8.6         7.2         5.5
                                           ----------- ----------- -----------
Total Current Assets                          1,555.1     1,569.1     1,568.4
Investments and Miscellaneous Assets            117.4       124.2       144.9
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,252.9, $4,167.9 and $4,152.0             2,720.0     2,759.3     2,665.7
Deferred Income Tax Asset - net                 881.2       903.2       921.5
Intangible Asset - Pensions                     396.2       426.6       568.8
                                           ----------- ----------- -----------
Total Assets                                $ 5,669.9   $ 5,782.4   $ 5,869.3
                                           =========== =========== ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                          $   389.9   $   387.0   $   390.2
  Accrued employment costs                      313.5       303.8       282.2
  Accrued taxes                                  58.5        67.6        57.8
  Debt and capital lease obligations             94.4        88.9       124.8
  Other current liabilities                     122.4       163.9       103.4
                                           ----------- ----------- -----------
Total Current Liabilities                       978.7     1,011.2       958.4

Pension Liability                             1,038.1     1,117.1     1,256.6
Postretirement Benefits Other Than
  Pensions                                    1,422.3     1,441.4     1,454.2
Long-term Debt and Capital Lease
  Obligations                                   615.7       668.4       703.4
Other Long-term Liabilities                     361.3       388.5       417.4

Stockholders' Equity:
  Preferred Stock                                11.6        11.6        11.6
  Preference Stock                                2.7         2.6         2.9
  Common Stock                                  112.3       111.9       111.2
  Common Stock held in treasury at cost         (59.4)      (59.5)      (59.5)
  Additional paid-in capital                  1,933.2     1,948.6     1,914.1
  Accumulated deficit                          (746.6)     (859.4)     (901.0)
                                           ----------- ----------- -----------
Total Stockholders' Equity                    1,253.8     1,155.8     1,079.3
                                           ----------- ----------- -----------
Total Liabilities and Stockholders' Equity. $ 5,669.9   $ 5,782.4   $ 5,869.3
                                           =========== =========== ===========


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                      Bethlehem  Steel  Corporation

                 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                          (dollars in millions)
                               (unaudited)
                                                    Six Months Ended
                                                         June 30
                                                  ---------------------
                                                     1995         1994
                                                     ----         ----
Operating Activities:
   Net income                                     $  112.8     $   38.9

   Adjustments for items not affecting cash
      from operating activities:
      Depreciation                                   143.1        132.6
      Deferred Income Taxes                           22.0          5.2
      Other - net                                     (3.6)         3.3

   Working capital (excluding financing and
      investing activities):
      Receivables                                     38.1         (7.8)
      Inventories                                    (53.4)       (54.6)
      Accounts payable                                 2.9         30.2
      Employment costs and other                     (33.9)        (2.8)

   Other - net                                       (31.3)         5.8
                                                  ---------    ---------
Cash Provided from Operating Activities              196.7        150.8
                                                  ---------    ---------
Investing Activities:
   Capital expenditures                             (119.9)      (222.9)

   Cash proceeds from asset sales and other           12.3          2.6
                                                  ---------    ---------
Cash Used for Investing Activities                  (107.6)      (220.3)
                                                  ---------    ---------
Financing Activities:
   Pension expense                                   106.5        105.2
   Pension funding                                  (155.0)      (437.5)
   Revolving and other credit borrowings
      (payments) - net                                  -          25.0
   Long-term debt and capital lease borrowings         2.7         14.6
   Long-term debt and capital lease payments         (48.8)       (48.7)
   Common stock issued                                  -         355.3
   Cash dividends paid                               (20.2)       (20.2)
   Other payments                                     (5.2)        (7.7)
                                                  ---------    ---------
Cash Used for Financing Activities                  (120.0)       (14.0)
                                                  ---------    ---------
Net Decrease in Cash and Cash Equivalents            (30.9)       (83.5)
Cash and Cash Equivalent- Beginning of Period        159.5        228.9
                                                  ---------    ---------
                        - End of Period           $  128.6     $  145.4
                                                  =========    =========
Supplemental Cash Payment Information:
   Interest, net of amount capitalized            $   32.9     $   23.3
   Income taxes                                         -      $    0.1




The accompanying Notes are an integral part of the Consolidated Financial Statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Segment Results (dollars in millions):

                                              (unaudited)

                                  1995                    1994
                         ------------------  -----------------------------
                          Second    First     Fourth    Third     Second
                         Quarter   Quarter   Quarter   Quarter    Quarter
                         --------  --------  --------  --------  ---------
Net Sales:
 Basic Steel Operations  $1,225.4  $1,210.4  $1,203.0  $1,187.6  $ 1,189.9
 Steel Related Operations    29.4      36.5      29.7      51.3       45.3
 Eliminations                (4.6)     (6.2)     (8.2)     (5.7)      (4.7)
                         --------  --------  --------  --------  ---------
 Total                   $1,250.2  $1,240.7  $1,224.5  $1,233.2  $ 1,230.5
                         ========  ========  ========  ========  =========
Operating Income (Loss):
 Basic Steel Operations  $   97.6  $   79.1  $   51.5  $   29.4  $    49.3
 Steel Related Operations   (10.3)     (4.9)     (6.2)     (8.8)      (7.7)
                         --------  --------  --------  --------  ---------
 Total                   $   87.3  $   74.2  $   45.3  $   20.6  $    41.6
                         ========  ========  ========  ========  =========
Shipments
 (thousands of net tons):
 Basic Steel Operations     2,263     2,273     2,294     2,321      2,346
                         ========  ========  ========  ========  =========
Raw Steel Production
 (thousands of net tons):
 Basic Steel Operations     2,729     2,596     2,479     2,187      2,648
                         ========  ========  ========  ========  =========


2. The Consolidated Financial Statements as of and for the three month and six month periods ended June 30, 1995 and 1994 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.


3. These Consolidated Financial Statements should be read together with the 1994 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                        MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Review of Results:

Second Quarter and First Six Months 1995
Second Quarter and First Six Months 1994

    Bethlehem Steel Corporation reported second quarter net income of $60 million, or $.45 per common share, a $34 million improvement over net income of $26 million, or $.14 per common share, for the second quarter of 1994.

    For the first six months of 1995, net income was $113 million, or $.83 per common share, a $74 million improvement over net income of $39 million, or $.17 per common share, for the first six months of 1994.


Segment Results

    Basic Steel Operations. The Basic Steel Operations segment had income from operations of $98 million in the second quarter of 1995, doubling the $49 million for the second quarter of 1994. Operating income per ton increased from $21 per ton in the second quarter of 1994 to $43 per ton in the second quarter of 1995. This segment realized higher steel prices for its flat-rolled products in the second quarter of 1995 and an improved product mix, shipping a greater percentage of higher value coated products. The segment's operating results improved despite lower shipments (primarily of cold-rolled and hot-rolled products), increased employment costs (mostly for future profit sharing payments) and higher depreciation expense.

    Income from operations for the first six months of 1995 was $177 million, more than double the $85 million for the same period in 1994. This increase reflects improved prices for flat-rolled products and an improved product mix, primarily a higher percentage of coated product shipments. Operating costs per ton were higher as a result of higher purchased slab and alloy costs, higher employment costs (principally profit sharing), and depreciation.

    Income from operations for the second quarter improved about $19 million from the first quarter of 1995, reflecting lower purchased steel costs, continued improvement in costs at Sparrows Point and lower costs at Pennsylvania Steel Technologies ("PST") as its newly modernized facilities continue to move up the start-up curve to higher levels of utilization and productivity. These improvements were partially offset by higher operating costs at Bethlehem's Eagle Nest coal producing facility. Net sales per ton of shipment benefitted principally from higher sales of large diameter pipe and iron ore while prices for steel mill products increased slightly.

    Bethlehem Structural Products Corporation ("BSPC"), which has been unprofitable, is implementing previously announced plans to discontinue steelmaking later this year. All of its production of light to medium wide flange beams, sheet piling and special sections will be consolidated on its 44- inch mill, which is being modernized. BSPC will then be supplied with continuously cast steel produced primarily at PST. This will help decrease costs at both of these Divisions and improve the efficiency and the use of their assets.

    Steel Related Operations. The Steel Related Operations segment (BethShip, BethForge, and CENTEC) had losses from operations of $10 million and $15 million for the second quarter and first six months of 1995, compared to losses from operations of $8 million and $17 million for the second quarter and first six months of 1994. The domestic ship repair market continued to be very competitive during the second quarter primarily because the U.S. Navy has reduced its fleet significantly in recent years and a number of private ship owners have been deferring repair work in response to relatively lower freight rates. Market conditions are expected to improve later this year.

    As part of its modernization program to improve costs, BethForge began receiving ingots from PST in the second quarter of 1995 and will continue to increase its receipt of PST ingots in the second half of 1995. Later this year, BethForge will discontinue operating its electric furnace steelmaking and ingot production facilities in Bethlehem.


Liquidity

    Cash and cash equivalents totaled $129 million at June 30, 1995, compared to $160 million at December 31, 1994, and $145 million at June 30, 1994. Cash provided from operating activities was $197 million for the first six months of 1995, compared to $151 million for the first six months of 1994. Principal uses of cash during the first six months of 1995 included capital expenditures and pension funding. At June 30, 1995, available borrowings under Bethlehem's 1992 revolving credit agreement totaled $426 million. Bethlehem's accounts receivable and inventories are pledged as collateral under this agreement.

    Capital expenditures were $120 million for the first six months of 1995 compared to $223 million during the year-earlier period. Capital expenditures are currently expected to be about $350 million in 1995, compared to $445 million in 1994.

    Bethlehem contributed $84 million to its pension fund during the second quarter of 1995, for a total of $155 million so far this year. Bethlehem repaid $49 million of debt and capital lease obligations during the first six months of 1995 and expects to repay an additional $41 million of such obligations during the remainder of the year. Principal uses of cash during the remainder of 1995 include additional pension funding, capital expenditures, and the repayment of debt and capital lease obligations. Bethlehem expects to maintain an adequate level of liquidity from cash flow from operations, reductions in working capital and available borrowings under its 1992 revolving credit agreement.


Dividends

    On July 26, 1995, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock, and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable September 10, 1995, to holders of record on August 10, 1995. No dividend was declared on Bethlehem's Common Stock.


Outlook

    Bethlehem's customers continue to reduce their inventory levels. This, along with relatively high import levels, which are now declining, new capacity additions entering the marketplace, and automotive model year changeovers and vacation shut-downs, have resulted in some moderation in new orders. Some softening has occurred in the automotive market as its outlook for the year has declined, while demand from the non-residential construction and machinery industries continues to be relatively strong.

    Bethlehem expects that its customers will complete their inventory reductions by the end of the third quarter and that domestic orders should then start improving. Anticipated import reductions and increased exports are expected to contribute to the maintenance of high levels of industry shipments for 1995.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

    Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at June 30, 1995.

    The following previously reported proceedings had developments during the second quarter of 1995:

    On October 16, 1990, the Justice Department on behalf of the United States Environmental Protection Agency (the "EPA") filed a civil action against Bethlehem in the United States District Court for the Northern District of Indiana seeking injunctive relief and civil penalties for alleged violations of the Resource Conservation and Recovery Act, as amended ("RCRA") and the Safe Drinking Water Act with respect to the Burns Harbor Division, including failure to manage certain of the operation's sludges as hazardous wastes, and failure to begin a corrective action program pursuant to the terms of a previously issued underground injection permit. On March 19, 1993, the Court issued a Memorandum Opinion and Order granting Partial Summary Judgment for the government concerning the liability issues in the case and ordering Bethlehem to comply with interim status requirements of RCRA for its terminal polishing lagoons and landfill and to comply with the corrective action requirements of Bethlehem's underground injection well permits. A hearing on the civil penalty issue was concluded on July 21, 1993, and on August 31, 1993, the Court entered a judgment against Bethlehem for $6 million. This sum consisted of $4.2 million for alleged permit violations and $1.8 million for the alleged landfill violations. Bethlehem filed separate Notices of Appeal with the United States Court of Appeals for the Seventh Circuit appealing the trial court's grant of summary judgment and its penalty determination. On September 26, 1994, the Seventh Circuit issued a decision reversing the trial court's summary judgment with respect to the alleged violations concerning the terminal polishing lagoons and landfill, holding that the sludges are not subject to regulation as hazardous waste under RCRA. The decision affirmed the summary judgment with respect to the alleged permit violations. Bethlehem's appeal of the $4.2 million civil penalty amount for the alleged permit violations was dismissed by the Seventh Circuit on May 24, 1995, pursuant to a stipulation of settlement requiring Bethlehem to pay $3.375 million in full settlement of its liability for a civil penalty, and the matter was closed by Bethlehem's payment of that amount on June 7, 1995.

    The Justice Department, the EPA and the Texas Natural Resource Conservation Commission (formerly Texas Water Commission) had instituted a criminal investigation into certain environmental practices involving the operations of the BethShip Sabine Yard in Port Arthur, Texas. The basic operations of the Yard comprise the drydocking of marine vessels to clean and paint exterior surfaces and internal tanks, as well as performing steel hull plate repairs and other general repairs. These operations use blasting grit, paint thinner and other materials. The investigation included the above operations and the usage, treatment, storage and disposal of those materials. Bethlehem cooperated with the authorities as to the conduct of the investigation. On May 31, 1995, pursuant to an agreement between BethShip-Sabine Yard and the Office of the U.S. Attorney, Eastern District of Texas, the Yard entered a plea of guilty to a single charge of violation of the Federal Clean Water Act by failing to obtain a permit for the discharge in 1991 of abrasive blasting grit into the Sabine Neches Canal at the Yard's facility in Port Arthur during the operation of the dry dock. The U.S. District Court for the Eastern District of Texas imposed a sentence of a $500,000 fine, which has been paid. In addition, the Yard has made a $1,000,000 contribution to the SouthEast Texas Coastal Trust Fund.

    BethEnergy Mines Inc. (formerly Bethlehem Minerals Company), a subsidiary of Bethlehem, was a party to an action entitled Church and Mullins, et al v. Bethlehem Minerals Company, et al. The case involved a dispute concerning title to coal mined by Bethlehem under a parcel of land in eastern Kentucky. The trial court opinion, delivered February 25, 1987, held that the coal in question was owned by the Church and Mullins interests and awarded damages in the amount of $16.9 million. On appeal, on January 12, 1990, the Kentucky Court of Appeals reversed the trial court judgment in part and affirmed it in part, essentially upholding the trial court's finding on the issue of title but limiting the award of damages. The Court of Appeals decision was further appealed to the Supreme Court of Kentucky, and on June 4, 1992, the Supreme Court of Kentucky, by a vote of four to three, reinstated the decision of the trial court. On June 24, 1992, Bethlehem petitioned the Kentucky Supreme Court to reconsider its ruling. On December 23, 1994, the Court denied the motion, upholding the original verdict, plus interest. On May 15, 1995, the U.S. Supreme Court denied Bethlehem's petition for a writ of certiorari. Bethlehem has paid $37.6 million, representing the full amount of the judgment, including interest. This result will not have any other effect on Bethlehem's results of operations because Bethlehem sold its Kentucky coal operations in 1988.


Item 2.  Changes in Securities.

    On April 25, 1995, Bethlehem's stockholders approved an amendment to Article Fourth of Bethlehem's Second Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock ("Common Stock") from 150,000,000 to 250,000,000 shares. This amendment was filed with the Office of the Secretary of State of the State of Delaware on July 20, 1995.

    The authorization of additional shares of Common Stock has no effect on the rights of existing security holders. However, issuance of additional shares of Common Stock would dilute the voting rights of present holders of Common Stock. In addition, depending upon the consideration received for the issuance of any additional shares of Common Stock and other relevant facts and circumstances, it is possible that issuance of such Common Stock could have a dilutive effect on the stockholder's equity and earnings per share attributable to such present holders.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          The following is an index of the exhibits included in this Report on Form 10-Q:

        3(i).    Certificate of Amendment of Second Restated
                 Certificate of Incorporation.

          11.    Statement regarding computation of per share earnings.

          27.    Financial Data Schedule.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by Bethlehem during the quarter ended June 30, 1995.

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


                                  Bethlehem Steel Corporation
                                        (Registrant)
                                  by


                                  /s/ L. A. Arnett
                                  ----------------------------
                                  L. A. Arnett
                                  Vice President and
                                  Controller (principal
                                  accounting officer)

Date:  July 28, 1995

                               EXHIBIT INDEX

        The following is an index of the exhibits included in this Report:


Item
 No.                         Exhibit
- ----                         -------


3(i).            Certificate of Amendment of Second
                 Restated Certificate of Incorporation.



  11.            Statement Regarding Computation of Per
                 Share Earnings.



   27.           Financial Data Schedule.

                                                       EXHIBIT 3(i)

                         CERTIFICATE OF AMENDMENT

                                    of

               SECOND RESTATED CERTIFICATE OF INCORPORATION

                                    of

                        BETHLEHEM STEEL CORPORATION


          Pursuant to Section 242 of the General Corporation Law
                         of the State of Delaware


    BETHLEHEM STEEL CORPORATION, a corporation organized and existing under the General Corporation Law of the State of Delaware (herein sometimes called the "Corporation"), hereby certifies as follows:

    I. The amendment to the Corporation's Second Restated Certificate of Incorporation, set forth below, was approved by the Corporation's Board of Directors and stockholders and duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

    II. The Second Restated Certificate of Incorporation of the Corporation is hereby amended by amending the first paragraph of Article Fourth thereof to read in full as follows:

    FOURTH. The total number of shares of all classes of stock which the Corporation shall have authority to issue is two hundred ninety million (290,000,000), of which (i) twenty million (20,000,000) shares are to be Preferred Stock (hereinafter called the "Preferred Stock"), of the par value of one dollar ($1) each; (ii) twenty million (20,000,000) shares are to be Preference Stock (hereinafter called the "Preference Stock"), of the par value of one dollar ($1) each; and (iii) two hundred fifty million (250,000,000) shares are to be Common Stock (hereinafter called the "Common Stock"), of the par value of one dollar ($1) each.

    IN WITNESS WHEREOF, Bethlehem Steel Corporation has caused this Certificate of Amendment to be signed by a duly authorized officer, this 30th day of June, 1995.



                                        BETHLEHEM STEEL CORPORATION,
                                          by

                                        /s/ Curtis H. Barnette
                                        ----------------------------
                                        Curtis H. Barnette
                                        Chairman

                                                                   EXHIBIT (11)

                             Bethlehem Steel Corporation

                  Statement Regarding Computation of Earnings Per Share

          (dollars in millions and shares in thousands, except per share data)

    Three Months                                                                  Six Months
   Ended June 30                                                                 Ended June 30
  ---------------                                                               ---------------
  1995       1994                     Primary Earnings Per Share                1995       1994
  ----       ----                     --------------------------                ----       ----
  $60.3      $26.0     Net Income                                              $112.8      $38.9
                       Less Dividend Requirements:
   (2.5)      (2.5)       $2.50 Preferred Dividend                               (5.0)      (5.0)
   (3.1)      (3.1)       $5.00 Preferred Dividend                               (6.3)      (6.3)
   (4.5)      (4.5)       $3.50 Preferred Dividend                               (9.0)      (9.0)
   (0.6)      (0.7)       5% Preference Dividend                                 (1.0)      (1.3)
- --------   --------                                                           --------   --------
  (10.7)     (10.8)           Total Preferred and Preference Dividends          (21.3)     (21.6)
- --------   --------                                                           --------   --------
  $49.6      $15.2     Net Income Applicable to Common Stock                    $91.5      $17.3
========   ========                                                           ========   ========
                       Average Shares of Common Stock and
                       Equivalents Outstanding:
110,163    109,065        Common Stock                                        110,071    101,952
      8        173        Stock Options                                            22        260
- --------   --------                                                           --------   --------
110,171    109,238                Total                                       110,093    102,212
- --------   --------                                                           --------   --------
  $0.45      $0.14     Primary Earnings Per Share                               $0.83      $0.17
========   ========                                                           ========   ========
                                   Fully Diluted Earnings Per Share
  $60.3      $26.0     Net Income                                              $112.8      $38.9
                       Less Dividend Requirements:
   (2.5)      (2.5)       $2.50 Preferred Dividend                               (5.0)      (5.0)
   (3.1)      (3.1)       $5.00 Preferred Dividend                               (6.3)      (6.3)
    -         (4.5)       $3.50 Preferred Dividend                                -         (9.0)
    -         (0.7)       5% Preference Dividend                                  -         (1.3)
- --------   --------                                                           --------   --------
  $54.7      $15.2     Net Income Applicable to Common Stock                   $101.5      $17.3
========   ========                                                           ========   ========
                       Average Shares of Common Stock and Equivalents and
                       Other Potentially Dilutive Securities Outstanding:
110,163    109,065        Common Stock                                        110,071    101,952
     12        173        Stock Options                                            24        260
     *          *         $2.50 Preferred Stock                                    *          *
     *          *         $5.00 Preferred Stock                                    *          *
 12,255         *         $3.50 Preferred Stock                                12,255         *
  2,673         *         5% Preference Stock                                   2,673         *
- --------  --------                                                           --------   --------
125,102    109,238                Total                                       125,022    102,212
========  ========                                                           ========   ========
  $0.44      $0.14     Fully Diluted Earnings Per Share                         $0.81      $0.17
========  ========                                                           ========   ========



                                - 15 -