Form 10-Q
period 1995-09-30
BETHLEHEM STEEL CORP /DE/
filed 1995-10-30
CIK 11860

                                 FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                 Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                      For Quarter Ended September 30, 1995
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


Number of Shares of Common Stock Outstanding as of October 26, 1995:
                               112,583,820

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                            Page No.
PART I.  Financial Information

Consolidated Statements of Income-
   Three Months and Nine Months Ended September 30, 1995
   and 1994 (unaudited). . . . . . . . . . . . . . . . . .     2

Consolidated Balance Sheets-
   September 30, 1995 (unaudited), December 31, 1994
   and September 30, 1994 (unaudited). . . . . . . . . . .     3

Consolidated Statements of Cash Flows-
   Nine Months Ended September 30, 1995 and
   1994 (unaudited). . . . . . . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements . . . . . . . .     5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . . . . .     6


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . .     9

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . .    10


Signatures . . . . . . . . . . . . . . . . . . . . . . . .    11

                          Bethlehem Steel Corporation

                     CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

 Three Months Ended                                          Nine Months Ended
    September 30                                                September 30
 ------------------                                          -----------------
  1995        1994                                            1995       1994
  ----        ----                                            ----       ----

$1,224.7  $  1,233.2   Net Sales                            $3,715.6  $3,594.9
--------- -----------                                       --------- ---------
                       Costs and Expenses:
 1,069.6     1,120.9    Cost of sales                        3,200.1   3,214.0
    70.1        61.2    Depreciation                           213.2     193.8
                        Selling, administration
    28.9        30.5     and general expense                    84.7      98.8
--------- -----------                                       --------- ---------
 1,168.6     1,212.6   Total Costs and Expenses              3,498.0   3,506.6
--------- -----------                                       --------- ---------

    56.1        20.6   Income from Operations                  217.6      88.3

                       Financing Income (Expense):
   (15.8)      (11.0)   Interest and other financing costs     (45.6)    (37.2)
     1.6         1.7    Interest income                          5.7       5.3
--------- -----------                                       --------- ---------
    41.9        11.3   Income before Income Taxes              177.7      56.4

    (7.5)       (1.0)  Provision for Income Taxes              (30.5)     (7.2)
--------- -----------                                       --------- ---------
    34.4        10.3   Net Income                              147.2      49.2

                       Dividends on Preferred and
    10.6        10.8    Preference Stock                        31.9      32.4
--------- -----------                                       --------- ---------
                       Net Income (Loss) Applicable to
$   23.8  $     (0.5)   Common Stock                        $  115.3   $  16.8
========= ===========                                       ========= =========


$   0.22  $       -    Net Income per Common Share          $   1.05   $  0.16

   110.5       109.7   Average Primary Shares Outstanding      110.2     104.7


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                           Bethlehem  Steel  Corporation

                           CONSOLIDATED  BALANCE  SHEETS
                               (dollars in millions)

                                       ASSETS

                                           September 30 December 31 September 30
                                               1995        1994        1994
                                            (unaudited)             (unaudited)
                                           ------------ ----------- ------------
Current Assets:
  Cash and cash equivalents                $    102.4   $   159.5   $   119.2
  Receivables, less allowances (Note 2)         523.3       519.5       496.2
  Inventories:
    Raw materials                               321.3       331.9       332.3
    Finished and semifinished                   568.4       534.9       528.2
    Contract work-in-progress, less
      billings                                   21.1        16.1        14.3
                                           ------------ ----------- ------------
                                                910.8       882.9       874.8
  Other current assets                           14.2         7.2         8.1
                                           ------------ ----------- ------------
Total Current Assets                          1,550.7     1,569.1     1,498.3
Investments and Miscellaneous Assets            121.0       124.2       140.3
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,298.0, $4,167.9 and $4,147.2             2,732.0     2,759.3     2,727.7
Deferred Income Tax Asset - net                 873.7       903.2       920.5
Intangible Asset - Pensions                     391.3       426.6       559.9
                                           ------------ ----------- ------------
Total Assets                                $ 5,668.7   $ 5,782.4   $ 5,846.7
                                           ============ =========== ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                          $   388.8   $   387.0   $   388.3
  Accrued employment costs                      334.7       303.8       283.5
  Accrued taxes                                  65.1        67.6        62.7
  Debt and capital lease obligations             94.1        88.9        94.1
  Other current liabilities                     126.4       163.9       102.8
                                           ------------ ----------- ------------
Total Current Liabilities                     1,009.1     1,011.2       931.4

Pension Liability                             1,020.9     1,117.1     1,279.0
Postretirement Benefits Other Than
  Pensions                                    1,422.9     1,441.4     1,454.0
Long-term Debt and Capital Lease
  Obligations                                   585.2       668.4       674.5
Other Long-term Liabilities                     350.1       388.5       426.0

Stockholders' Equity:
  Preferred Stock                                11.6        11.6        11.6
  Preference Stock                                2.6         2.6         2.7
  Common Stock                                  112.5       111.9       111.7
  Common Stock held in treasury at cost         (59.4)      (59.5)      (59.5)
  Additional paid-in capital                  1,925.4     1,948.6     1,905.9
  Accumulated deficit                          (712.2)     (859.4)     (890.7)
                                           ------------ ----------- ------------
Total Stockholders' Equity                    1,280.5     1,155.8     1,081.7
                                           ------------ ----------- ------------
Total Liabilities and Stockholders' Equity  $ 5,668.7   $ 5,782.4   $ 5,846.6
                                           ============ =========== ============

The accompanying Notes are an integral part of the
     Consolidated Financial Statements.
                                   - 3 -

                        Bethlehem  Steel  Corporation

                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                            (dollars in millions)
                                 (unaudited)
                                                      Nine  Months  Ended
                                                         September 30
                                                      -------------------
                                                       1995         1994
                                                       ----         ----
Operating Activities:
   Net income                                       $  147.2     $   49.2

   Adjustments for items not affecting cash
      from operating activities:
      Depreciation                                     213.2        193.8
      Deferred Income Taxes                             29.5          6.2
      Other - net                                       (4.4)         5.8
   Working capital (excluding financing and
      investing activities):
      Receivables                                       (3.8)         7.0
      Inventories                                      (27.4)       (23.0)
      Accounts payable                                   1.8         28.7
      Employment costs and other                        (8.9)         3.5

   Other - net                                         (38.5)        (0.9)
                                                    ---------    ---------
Cash Provided from Operating Activities                308.7        270.3
                                                    ---------    ---------
Investing Activities:
   Capital expenditures                               (204.9)      (349.3)
   Cash proceeds from asset sales and other             13.9         18.5
                                                    ---------    ---------
Cash Used for Investing Activities                    (191.0)      (330.8)
                                                    ---------    ---------
Financing Activities:
   Pension expense                                     159.2        153.9
   Pension funding                                    (220.0)      (455.0)
   Long-term debt and capital lease borrowings           3.1         24.5
   Long-term debt and capital lease payments           (79.7)       (84.4)
   Common stock issued                                   -          355.3
   Cash dividends paid                                 (30.3)       (30.3)
   Other payments                                       (7.1)       (13.2)
                                                    ---------    ---------
Cash Used for Financing Activities                    (174.8)       (49.2)
                                                    ---------    ---------
Net Decrease in Cash and Cash Equivalents              (57.1)      (109.7)
Cash and Cash Equivalent- Beginning of Period          159.5        228.9
                                                    ---------    ---------
                        - End of Period             $  102.4     $  119.2
                                                    =========    =========

Supplemental Cash Payment Information:
   Interest, net of amount capitalized              $   53.9     $   32.1
   Income taxes                                     $    -       $    0.2


The accompanying Notes are an integral part of the Consolidated Financial Statements.

               NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS


1.     Segment Results (dollars in millions):

                                  (unaudited)

                                  1995                        1994
                          --------------------  --------------------------------
                             Third     Second      First     Fourth      Third
                            Quarter    Quarter    Quarter    Quarter
Quarter
                          ---------- ---------- ---------- ----------  ---------
Net Sales:
 Basic Steel Operations   $ 1,210.6  $ 1,225.4  $ 1,210.4  $ 1,203.0   $1,187.6
 Steel Related Operations      23.8       29.4       36.5       29.7       51.3
 Eliminations                  (9.7)      (4.6)      (6.2)      (8.2)      (5.7)
                          ---------- ---------- ---------- ----------  ---------
 Total                    $ 1,224.7  $ 1,250.2  $ 1,240.7  $ 1,224.5   $1,233.2
                          ========== ========== ========== ==========  =========
Operating Income (Loss):
 Basic Steel Operations   $    67.5  $    97.6  $    79.1  $    51.5   $   29.4
 Steel Related Operations     (11.4)     (10.3)      (4.9)      (6.2)      (8.8)
                          ---------- ---------- ---------- ----------  ---------
 Total                    $    56.1  $    87.3  $    74.2  $    45.3   $   20.6
                          ========== ========== ========== ==========  =========
Shipments
 (thousands of net tons):
 Basic Steel Operations       2,291      2,263      2,273      2,294    2,321
                          ========== ========== ========== ==========  =========
Raw Steel Production
 (thousands of net tons):
 Basic Steel Operations       2,565      2,729      2,596      2,479    2,187
                          ========== ========== ========== ==========  =========

2. On September 12, 1995, Bethlehem entered into a Purchase and Sale Agreement to sell substantially all of its trade receivables to a wholly owned, special purpose subsidiary, Bethlehem Steel Funding, LLC (BSF). BSF entered into a five-year $300 million Receivables Purchase Agreement with a group of banks, of which up to $150 million can be used for letters of credit. At September 30, 1995, the banks had an ownership interest in receivables for issuing about $73 million of letters of credit, leaving about $227 million available under the Agreement. BSF will receive cash from the banks upon expiration of the letters of credit.


3. The Consolidated Financial Statements as of and for the three month and nine month periods ended September 30, 1995 and 1994 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.


4. These Consolidated Financial Statements should be read together with the 1994 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                        MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         ---------------------------------------------------------

Review of Results:
-----------------

Third Quarter and First Nine Months 1995
Third Quarter and First Nine Months 1994

    Bethlehem Steel Corporation reported third quarter net income of $34 million, or $.22 per common share, compared to net income of $10 million for the third quarter of 1994.

    For the first nine months of 1995, net income was $147 million, or $1.05 per common share, compared to $49 million, or $.16 per common share, for the first nine months of 1994.


Segment Results
---------------

    Basic Steel Operations. The Basic Steel Operations segment had income from operations of $68 million for the third quarter of 1995 compared to $29 million for the third quarter of 1994. Results improved by $39 million from a year ago principally from higher realized prices. Operating income increased to $29 per ton compared to $13 per ton for the third quarter of 1994.

    For the first nine months of 1995, this segment had income from operations of $244 million, an increase of $129 million from the same period in 1994. Average realized steel prices on a consistent product mix were higher and shipments were slightly lower than a year ago. Operating costs were higher because of material costs, employment costs and depreciation.

    Income from operations declined by $30 million from the second quarter of 1995. This decrease is attributable to lower average realized prices and a less favorable product mix, which were partially offset by slightly higher shipments. Product mix was less favorable principally due to lower shipments to the automotive industry during its normal summer outages and model year changeovers.

    Bethlehem continues to make progress with regard to Bethlehem Structural Products Corporation ("BSPC") and Pennsylvania Steel Technologies ("PST") which have been unprofitable. During the fourth quarter, as previously announced, Bethlehem will close the 48-inch structural mill and discontinue iron and steelmaking operations at BSPC. Force levels will be reduced by about 1,800. Bethlehem will make the transition to a single structural mill (44-inch mill) at BSPC, which will be supplied principally with continuously cast blooms from PST. PST has completed its modernization program including the installation of a new DC electric furnace, a vacuum degasser, ladle furnace, and technology for the production of in-line head-hardened rail. The modernization and restructuring of these two business units will result in significantly higher utilization of their assets and significantly lower costs.

    Based on its current order patterns, extended backlogs and market outlook, Bethlehem expects its basic steel segment to maintain high operating rates for the balance of the year.

    Steel Related Operations. The Steel Related Operations segment (BethShip, BethForge and CENTEC) reported losses from operations of $11 million for the third quarter and $26 million for the first nine months of 1995. This segment had losses of $9 million for the third quarter and $26 million for the first nine months of 1994. These losses reflect BethForge's current high cost structure, which is expected to be significantly reduced following completion of a modernization plan early next year. These losses also reflect lower revenues at BethShip, which continued to experience a weak ship repair market, although demand has recently shown some improvement.


Liquidity
---------

    Cash and cash equivalents were $102 million at September 30, 1995, compared to $160 million at December 31, 1994, and $119 million at September 30, 1994. Cash provided from operating activities was $309 million for the first nine months of 1995, compared to $270 million for the first nine months of 1994. Significant uses of cash during the first nine months of 1995 included pension funding and capital expenditures.

    Capital expenditures were $205 million for the first nine months of 1995, compared to $349 million during the year earlier period. Bethlehem expects capital expenditures to be about $300 million in 1995, compared to $445 million in 1994.

    Bethlehem contributed $65 million to its pension fund during the third quarter for total contributions of $220 million during the first nine months of 1995. Bethlehem expects to make additional contributions during the remainder of the year. Repayments of debt and capital lease obligations were $80 million during the first nine months of 1995 and Bethlehem expects to repay an additional $10 million of such obligations during the fourth quarter.

    In September 1995, Bethlehem entered into a new $500 million five year, non-reducing credit arrangement with 15 banks. The new financing, which replaces Bethlehem's 1992 $500 million secured credit agreement, consists of a

$300 million receivables purchase agreement and a $200 million inventory credit agreement. Of the $500 million total commitments, $150 million can be used for letters of credit. Under the receivables purchase agreement, Bethlehem has sold and will continue to sell substantially all its trade receivables to a newly created, wholly owned special purpose subsidiary, Bethlehem Steel Funding, LLC. Bethlehem Steel Funding has sold, and will continue to sell when letters of credit or advances are required, an undivided interest in such receivables to the bank group. At the closing, the banks acquired an undivided ownership interest in receivables to support outstanding letters of credit of approximately $73 million. At September 30, 1995, the only usage under the new arrangement was for these letters of credit. During the fourth quarter, Bethlehem intends to use the proceeds from selling receivables under this new agreement to redeem $30 million of 9% debentures due May 15, 2000.

    Bethlehem expects to maintain an adequate level of liquidity from cash flow from operations, reductions in working capital and available borrowings under its 1995 credit arrangement.


Dividends
---------

    On October 25, 1995, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable December 10, 1995, to holders of record on November 10, 1995. No dividend was declared on Bethlehem's Common Stock.


Outlook
-------

    Steel market fundamentals remain strong and customers appear to have reduced their inventories to more normal levels. The automotive market improved recently following summer vacations and model year changeovers and the demand from the construction, machinery, railcar and shipbuilding markets continues to be good.

    Bethlehem believes the economy will remain on a course of moderate and sustainable growth for the balance of this year and next. This, when combined with continued strong demand from Bethlehem's domestic customers, declining imports and continued strong exports, should help to support levels of steel shipments of about 94 million tons this year and 92 million tons in 1996.

                        PART II.  OTHER INFORMATION
                                  -----------------

Item 1.  Legal Proceedings.
         -----------------

         Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at September 30, 1995.

         The following previously reported proceeding had developments during the third quarter of 1995:

    On May 28, 1992, the New York State Department of Environmental Conservation ("DEC") sent Bethlehem a proposed Order on Consent to resolve various alleged violations of the New York air pollution control regulations due to emissions from the Lackawanna coke ovens for the period from May 1, 1990 through October 7, 1991. Following extended negotiations between Bethlehem and the DEC, a final Order on Consent was issued on August 17, 1995 covering all alleged violations of state air pollution regulations at the coke ovens, all alleged violations of state water pollution regulations at the coke ovens and the other Bethlehem Lackawanna facilities, and all alleged violations of state hazardous waste regulations related to waste carbonate solution at the facilities up to the date of the issuance of the Order. The Order requires Bethlehem to pay DEC a civil penalty of $765,000 by October 16, 1995; to pay $180,000 to purchase New York State-based sulfur dioxide credits over a three year period beginning August 17, 1995; and to spend $150,000 on supplemental environmental projects, to be approved by DEC, at the Lackawanna Coke Division "LCD" over the same three year period. The Order also requires Bethlehem to have an environmental audit performed by an independent consultant to determine the LCD's compliance with applicable environmental statutory and regulatory requirements. Bethlehem paid the $765,000 civil penalty on October 13, 1995, and is complying fully with the Order.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

    (a)  Exhibits.
          --------

         The following is an index of the exhibits included in this Report on Form 10-Q:

         11.  Statement regarding computation of per share earnings.

         27.  Financial Data Schedule

    (b)  Reports on Form 8-K.
         -------------------

         No reports on Form 8-K were filed by Bethlehem during the quarter ended September 30, 1995.

                                SIGNATURES
                                ----------


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


                                  Bethlehem Steel Corporation
                                        (Registrant)
                                  by


                                        /s/ L. A. Arnett
                                  ----------------------------
                                  L. A. Arnett
                                  Vice President and
                                  Controller (principal
                                  accounting officer)

Date:  October 30, 1995

                               EXHIBIT INDEX

        The following is an index of the exhibits included in this Report:




Item
 No.                             Exhibit
----                             -------


 11                Statement Regarding Computation of Per
                   Share Earnings



 27                Financial Data Schedule

                                                                  EXHIBIT (11)

                          Bethlehem Steel Corporation

             Statement Regarding Computation of Earnings Per Share

      (dollars in millions and shares in thousands, except per share data)

    Three Months                                                 Nine Months
Ended September 30                                           Ended September 30
------------------                                           ------------------
   1995      1994      Primary Earnings Per Share              1995       1994
   ----      ----                                              ----       ----

  $34.4      $10.3    Net Income                              $147.2     $49.2
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                (7.5)     (7.5)
   (3.1)      (3.1)     $5.00 Preferred Dividend                (9.4)     (9.3)
   (4.5)      (4.5)     $3.50 Preferred Dividend               (13.4)    (13.5)
   (0.5)      (0.7)     5% Preference Dividend                  (1.6)     (2.1)
--------   --------                                          --------  --------
                             Total Preferred and
  (10.6)     (10.8)            Preference Dividends            (31.9)    (32.4)
  $23.8      ($0.5)   Net Income Applicable to Common Stock   $115.3     $16.8
========   ========                                          ========  ========
              Average Shares of Common Stock and
                      Equivalents Outstanding:
110,454    109,462      Common Stock                         110,200   104,483
      9        250      Stock Options                             18       256
--------   --------                                          --------  --------
110,463    109,712              Total                        110,218   104,739
--------   --------                                          --------  --------
  $0.22      $0.00    Primary Earnings Per Share               $1.05     $0.16
========   ========                                          ========  ========
                        Fully Diluted Earnings Per Share
  $34.4      $10.3    Net Income                              $147.2     $49.2
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                (7.5)     (7.5)
   (3.1)      (3.1)     $5.00 Preferred Dividend                (9.4)     (9.3)
   (4.5)      (4.5)     $3.50 Preferred Dividend               (13.4)    (13.5)
    -         (0.7)     5% Preference Dividend                   -        (2.1)
--------   --------                                          --------  --------
  $24.3      ($0.5)   Net Income Applicable to Common Stock   $116.9     $16.8
========   ========                                          ========  ========
                      Average Shares of Common Stock and Equivalents and
                      Other Potentially Dilutive Securities Outstanding:
110,454    109,462      Common Stock                         110,200   104,483
      9        250      Stock Options                             19       256
     *          *       $2.50 Preferred Stock                     *          *
     *          *       $5.00 Preferred Stock                     *          *
     *          *       $3.50 Preferred Stock                     *          *
  2,616         *       5% Preference Stock                    2,616         *
--------   --------                                          --------  --------
113,079     109,712              Total                       112,835   104,739
========   ========                                          ========  ========
  $0.21      $0.00    Fully Diluted Earnings Per Share         $1.04     $0.16
========   ========                                          ========  ========

*  Antidilutive