Form 10-K
period 1995-12-31
BETHLEHEM STEEL CORP /DE/
filed 1996-03-27
CIK 11860

                                                                         1995
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 F O R M  10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-1941

            B E T H L E H E M   S T E E L   C O R P O R A T I O N
            (Exact name of registrant as specified in its charter)

              DELAWARE                        24-0526133
      (State of Incorporation)   (I.R.S. Employer Identification No.)

          1170 EIGHTH AVENUE
       BETHLEHEM, PENNSYLVANIA                   18016-7699
(Address of principal executive offices)         (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (610) 694-2424

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of each exchange on
    Title of each class                          which registered
    -------------------                       ------------------------
Common Stock--$1 par value per share          New York Stock Exchange
                                              Chicago Stock Exchange
Preference Stock Purchase Rights              New York Stock Exchange
                                              Chicago Stock Exchange
Preferred Stock -- $1 par value per share
  $5.00 Cumulative Convertible                New York Stock Exchange
  (stated value $50.00 per share)
  $2.50 Cumulative Convertible                New York Stock Exchange
  (stated value $25.00 per share)
6-7/8% Debentures.  Due March 1, 1999         New York Stock Exchange
8-3/8% Debentures.  Due March 1, 2001         New York Stock Exchange
8.45% Debentures.  Due March 1, 2005          New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 None
                           (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    /X/


Aggregate Market Value of Voting Stock held by Non-Affiliates:  $1,517,960,689
    The amount shown is based on the closing price of Bethlehem Common Stock on the New York Stock Exchange Composite Tape on March 15, 1996. Voting stock held by directors and executive officers of Bethlehem is not included in the computation. However, Bethlehem has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of Shares of Common Stock outstanding as of March 15, 1996:  110,867,942

DOCUMENTS INCORPORATED BY REFERENCE:

    Selected portions of the 1995 Annual Report to Stockholders of Bethlehem Steel Corporation are incorporated by reference into Part II of this Report on Form 10-K.

    Selected portions of the 1996 Proxy Statement of Bethlehem Steel Corporation are incorporated by reference into Part III of this Report on Form 10-K.

                                  PART I
ITEM 1.   BUSINESS.

    Bethlehem is the second largest steel producer in the United States and is engaged primarily in the manufacture and sale of a wide variety of steel mill products. Bethlehem also produces and sells coke, coal and iron ore, repairs ships and manufactures and sells forgings and cast rolls.

    For financial reporting purposes, Bethlehem has disaggregated the results of its operations and certain other financial information into two segments, Basic Steel Operations and Steel Related Operations. Note B to the Consolidated Financial Statements sets forth certain financial information relating to Bethlehem's industry segments for 1995, 1994 and 1993. The table below shows the percentage contribution to Bethlehem's net sales of each segment and of major classes of products for each of the years 1993 through 1995:


                                            1995    1994    1993
                                            ----    ----    ----
Basic Steel Operations
 Steel mill products:
   Sheets and tin mill products. . . .      66.1%   66.1%   63.1%
   Plates. . . . . . . . . . . . . . .      15.1    14.0    13.6
   Structural shapes and piling. . . .       6.7     6.7     8.5
   Rail products . . . . . . . . . . .       3.2     2.8     3.6
   Other steel mill products . . . . .       2.7     2.5     2.0
 Other products and services
   (including raw materials) . . . . .       4.2     5.5     6.8
                                           ------  ------  ------
                                            98.0    97.6    97.6
Steel Related Operations . . . . . . . .     2.0     2.4     2.4
                                           ------  ------  ------
                                           100.0%  100.0%  100.0%
                                           ======  ======  ======
BASIC STEEL OPERATIONS

    Bethlehem's Basic Steel Operations produces a wide variety of steel mill products, including hot rolled, cold rolled and coated sheets and strip, plates, structural shapes, piling, tin mill products, specialty blooms, carbon and alloy bars, rail and large-diameter pipe. Basic Steel Operations includes the following Business Units: the Burns Harbor Division, the Sparrows Point Division, Bethlehem Structural Products Corporation ("BSPC") and Pennsylvania Steel Technologies, Inc. ("PST"). Also included in Basic Steel Operations are iron ore and coal operations (which provide raw materials to Bethlehem's steelmaking facilities or sell such materials to trade customers), railroad and trucking operations (which primarily transport raw materials and semifinished steel products within various Bethlehem operations) and lake shipping operations (which primarily transport raw materials to the Burns Harbor Division). See "ITEM 2. PROPERTIES" of this Report for a description of the facilities of these business units and operations.

    As reported by the American Iron and Steel Institute ("AISI"), the steel industry's raw steel production capability for 1995 was 112 million tons, and the preliminary average rate of industry utilization of that capability was 92 percent, compared to 108 million tons and 93 percent for 1994 and 110 million tons and 89 percent for 1993. Bethlehem's raw steel production capability was
11.5 million tons for 1995, 1994 and 1993. Its average rate of utilization of that capability was 91 percent for 1995, 85 percent for 1994 and 90 percent for 1993. Bethlehem's raw steel production capability was reduced to 10.5 million tons for 1996 because of the termination of steelmaking at BSPC and BethForge, Inc.

-------------------------
(1) "Bethlehem" when used herein means Bethlehem Steel Corporation, a Delaware corporation, and where applicable includes its consolidated subsidiaries. Bethlehem was incorporated in Delaware in 1919.

    The following table shows, for each of the years indicated, the raw steel production of Bethlehem and of the entire domestic steel industry:

                                           Raw Steel Production
                                    --------------------------------------
                                                Domestic    Bethlehem as a
                                                  Steel     % of Domestic
                                    Bethlehem   Industry*   Steel Industry
                                    ---------   --------    --------------
                                     (millions of net tons)
     1995. . . . . . . . . . . . .    10.4        103.1**       10.1**
     1994. . . . . . . . . . . . .     9.8        100.6          9.7
     1993. . . . . . . . . . . . .    10.3         97.9         10.5


---------------
 * The figures are as reported by the AISI.
** Based on preliminary AISI figures.

Of Bethlehem's 1995 raw steel production, 93 percent was produced by basic oxygen furnaces and 7 percent by electric furnaces. Bethlehem's three continuous slab casters for light flat rolled products and plates produced approximately 84 percent of the slabs needed for these products in 1995 compared to 78 percent in 1994 and 86 percent in 1993.

    Bethlehem's raw steel production and slab production for 1994 decreased from 1993 primarily due to the reline of one of the two blast furnaces at the Burns Harbor Division.

    The following table shows, for each of the years indicated, the percentage of the total net tons of steel mill products shipped by Bethlehem's Basic Steel Operations to each of its principal markets, including shipments to its own Steel Related Operations:

                                               1995       1994        1993
                                               ----       ----        ----
 Service centers, processors and converters
   (including semifinished customers). .       41.0%      45.9%       47.3%
 Transportation (including automotive) .       24.8       24.2        22.2
 Construction. . . . . . . . . . . . . .       14.2       14.7        15.5
 Containers. . . . . . . . . . . . . . .        5.2        5.7         5.4
 Machinery . . . . . . . . . . . . . . .        5.2        4.9         5.1
 Other . . . . . . . . . . . . . . . . .        9.6        4.6         4.5
                                              ------     ------      ------
                                              100.0%     100.0%      100.0%
                                              ======     ======      ======

    Steel products are distributed by Bethlehem principally through its own sales organization, which has sales offices at various locations in the United States and Mexico, and through foreign sales agents. In addition to selling to customers who consume steel products directly, Bethlehem sells steel products to steel service centers, distributors, processors and converters. Export sales for this segment were 5 percent of total sales in 1995 and 2 percent in 1994 and 1993.

    Trade orders on hand for Basic Steel Operations at December 31, 1995, and December 31, 1994, were approximately $1,281 million and $1,166 million, respectively. Substantially all of the orders on hand at December 31, 1995, are expected to be filled in 1996.

    Competition within the domestic steel industry is intense. Principal competitors are domestic mini-mills, foreign and domestic integrated steel companies and reconstituted mills. Bethlehem experiences strong competition in all principal markets served by Basic Steel Operations with respect to, among other things, price, service and quality.

    Domestic integrated producers, such as Bethlehem, have lost market share in recent years to domestic mini-mills. Mini-mills provide significant competition in certain product lines, including structural shapes and hot rolled sheets. Mini-mills are relatively efficient, low-cost producers that produce steel from scrap in electric furnaces, have low employment and environmental costs and target regional markets. Thin slab casting technologies have allowed mini-mills to enter certain sheet markets which have traditionally been supplied by integrated producers. Certain companies are constructing, or have indicated that they are currently considering, additional mini-mill plants for sheet products in the United States.

    Domestic steel producers also face significant competition from foreign producers and have been adversely affected by unfairly traded imports. Imports of finished steel products accounted for approximately 18 percent of the domestic market in 1995, approximately 20 percent in 1994 and approximately 15 percent in 1993. The major restructuring of the domestic steel industry, which began in the late 1970s and early 1980s, has removed the steelmaking capacity that once existed to meet market demand during peak periods. 1995 was the strongest domestic shipment year since 1979. A portion of the demand that exceeded steelmaking capacity was met by domestic producers who imported semifinished slabs for rolling into finished products in their own mills.
The remaining demand, which could not be met by domestic rolling mills, was met by increased imports of finished products, primarily hot and cold rolled sheets and plates.

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

                                                   1995*     1994    1993
                                                   ----      ----    ----
     Structural shapes and piling. . . . . . . .    10%       12%     10%
     Bars, rods, tool steel and semifinished . .    31        35      29
     Plates. . . . . . . . . . . . . . . . . . .    22        23      16
     Sheets, strip and tin mill products . . . .    16        19      13
     Rail. . . . . . . . . . . . . . . . . . . .    27        28      18
     All products**. . . . . . . . . . . . . . .    22        25      19

---------------
 * Preliminary
** Excludes steel imported in the form of manufactured goods, such as automobiles, but includes semifinished steel.


Excluding semifinished steel, imports of steel mill products were approximately
19.3 million tons in 1995, 22.1 million tons in 1994 and 14.5 million tons in 1993.

    Antidumping and countervailing duty orders covering imports of corrosion-resistant sheet from 6 countries, cold rolled sheet from 3 countries and plates from 11 countries, which resulted from unfair trade cases filed by Bethlehem and 11 other companies in 1992, remain in place. In late 1995, a petition to terminate the orders covering cold rolled sheet from Germany and the Netherlands because of "changed circumstances" was filed with the ITC. The petition will be opposed by the U.S. producers.

    Imports of flat rolled products from countries not covered by antidumping and countervailing duty orders, particularly imports of plate, continue to diminish the impact of the successful cases.

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


STEEL RELATED OPERATIONS

    Bethlehem's Steel Related Operations includes BethForge, Inc. and CENTEC Roll Corporation. BethForge manufactures and fabricates forged products, including forged rolls for the metalworking industry.

CENTEC produces centrifugally cast rolls for the metalworking industry.
The operations of BethForge and CENTEC are located in Bethlehem, Pennsylvania.

    Steel Related Operations also includes BethShip, Inc., which repairs and services ships and fabricates industrial products. The facilities of BethShip consist of a ship repair yard at Sparrows Point, Maryland. A dry dock facility for the repair and inspection of offshore drill rigs and other vessels at Port Arthur, Texas, was sold during 1995.

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

    Competition is strong in all principal markets for the products of this segment, particularly with respect to price, quality and service. Principal competitors are foreign and domestic independent steel and marine fabricating companies. As is the case with Basic Steel Operations, there is substantial competition with respect to some fabricated steel products from manufacturers of products other than steel and from imports. The operations of this segment are generally subject to the cyclical fluctuations characteristic of the construction and capital goods industries.

    Trade orders on hand for Bethlehem's Steel Related Operations at December 31, 1995, and December 31, 1994, were approximately $43 million and $46 million, respectively. Substantially all the orders on hand at December 31, 1995, are expected to be filled in 1996.

GENERAL

Capital Expenditures

    Capital expenditures were $267 million in 1995 compared to $445 million in 1994 and $327 million in 1993. Capital expenditures for 1996 are currently estimated to be approximately $300 million.

    Major projects during 1995 included the upgrade of the 44-inch rolling mill at BSPC and the modernization of the 160-inch plate mill at the Burns Harbor Division.

    Approximately $360 million of additional capital expenditures were authorized in 1995. At December 31, 1995, the estimated cost of completing authorized capital expenditures was approximately $400 million compared to $325 million at December 31, 1994. Such authorized capital expenditures are expected to be completed during the 1996-1998 period.


Environmental Control and Cleanup Expenditures

    Bethlehem is subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and solid and hazardous waste disposal. During the five years ended December 31, 1995, Bethlehem spent approximately $235 million for environmental control equipment. Expenditures for new environmental control equipment totaled approximately $36 million in 1995, $44 million in 1994 and $35 million in 1993. The costs incurred in 1995 to operate and maintain existing environmental control equipment were approximately $122 million (excluding interest costs but including depreciation charges of $21 million) compared to $115 million in 1994 and $125 million in 1993. In addition, Bethlehem has been required to pay various fines and penalties relating to violations or alleged violations of laws and regulations in the environmental control area.
Bethlehem paid approximately $5.9 million in 1995, $3.9 million in 1994 and $3.7 million in 1993 for such fines and penalties.

    Under the Clean Air Act, as amended, coke-making facilities will have to meet progressively more stringent standards over the next 30 years. Bethlehem currently operates coke-making facilities at Bethlehem, Pennsylvania; Burns Harbor, Indiana; and Lackawanna, New York. While Bethlehem continues to evaluate the impact applicable emission control regulations will have on these operations, it believes that these operations will be able to comply.

    Negotiations between Bethlehem and federal and state regulatory agencies are being conducted to resolve differences in interpretation of certain environmental control requirements. In some instances, those negotiations are being held in connection with the resolution of pending environmental proceedings. Bethlehem believes that there will not be any significant curtailment or interruptions of any of its important operations as a result of these proceedings and negotiations. Existing environmental laws could be amended, new laws could be enacted by Congress and state legislatures, and new environmental regulations may be issued by regulatory agencies. For these reasons, Bethlehem cannot predict the specific environmental control requirements that it will face in the future. Based on existing and anticipated regulations promulgated under presently enacted legislation, Bethlehem currently estimates that capital expenditures for the installation of new environmental control equipment will average about $30 million per year over the next two years. However, estimates of future capital expenditures and operating costs required for environmental compliance are subject to numerous uncertainties, including the evolving nature of regulations, possible imposition of more stringent requirements, availability of new technologies and the timing of expenditures.

    Under the Resource Conservation and Recovery Act, as amended ("RCRA"), the owners of certain facilities that managed hazardous waste after 1980 are required to investigate and, if appropriate, remediate certain historic environmental contamination found at the facility. All of Bethlehem's major facilities may be subject to this "Corrective Action Program", and Bethlehem has implemented or is currently implementing the program at its facilities located in Steelton, Pennsylvania; Lackawanna, New York; Burns Harbor, Indiana; and Sparrows Point, Maryland. At Steelton, Bethlehem has completed a RCRA Facility Investigation ("RFI"), a Corrective Measures Study ("CMS") and a remediation program, which program received formal approval of the United States Environmental Protection Agency (the "EPA") and was completed in 1994 at a cost of $316,000. At Lackawanna, Bethlehem is conducting an RFI which, due to the complexity of the site, regulatory delays and agency-initiated modifications to the original scope of work, will not be completed until mid 1996 at the earliest. Bethlehem has requested and received formal approval from the EPA for extension of the investigation to incorporate work requested by the agency. At Burns Harbor, Bethlehem has submitted to the EPA its proposed scope of work for an RFI which, following EPA approval, will require several years to complete. At Sparrows Point, Bethlehem, the EPA and the Maryland Department of the Environment have initiated negotiations to conduct a Phased RFI as part of a comprehensive multimedia pollution prevention agreement. The goal is to finalize an agreement during the fourth quarter 1996, or as soon thereafter as possible. The potential costs for possible remediation activities at Lackawanna, Burns Harbor and Sparrows Point and the timeframe for implementation of these activities cannot be reasonably estimated until the RFIs, and possibly the CMSs, have been completed and approved and the final corrective action rule has been promulgated by the EPA. The EPA is not expected to propose a final rule until later this year at the earliest.

    Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA", also known as "Superfund"), the EPA has authority to impose liability for site remediation on waste generators, past and present site owners, and operators and transporters regardless of fault or the legality of the original disposal activity. Bethlehem is actively involved at a total of 22 sites where it has been advised that it may be considered a potentially responsible party under CERCLA or the corresponding State Superfund legislation. Based on its experience regarding site remediation and its knowledge of and extent of involvement in such sites, Bethlehem expects that its share of the costs for remediation of these sites will not be material.

    Although it is possible that Bethlehem's future results of operations, in particular quarterly or annual periods, could be materially affected by the future costs of environmental compliance, Bethlehem does not believe the future costs of environmental compliance will have a material adverse effect on its consolidated financial position or on its competitive position with respect to other integrated domestic steelmakers that are subject to the same environmental requirements.


Raw Materials

    Bethlehem obtains the major portion of the iron ore and a portion of the coal essential to its steelmaking business from properties that are owned by it or in which it has substantial interests. The balance of the iron
                                5
ore and coal and all of the limestone and other raw materials essential to its steelmaking business will be purchased from commercial sources. See "ITEM 2. PROPERTIES--Properties Relating to the Basic Steel Operations Segment--Raw Material Properties and Interests" of this Report.


Research and Development

    Bethlehem engages in its own research activities for the improvement of existing products and the development of new products and more efficient operating processes. During 1995, 1994 and 1993, Bethlehem incurred costs of approximately $25 million, $24 million and $24 million, respectively, in its research and development activities. Bethlehem owns a number of United States and corresponding foreign patents that relate to a wide variety of products and processes, has pending various patent applications and is licensed under a number of patents. Bethlehem also licenses its patents to others, producing royalties. During 1995, four United States patents covering a variety of new developments were awarded to Bethlehem. However, Bethlehem believes that no single patent or license, which expires from time to time, or any group of patents or licenses relating to a particular product or process is of material importance in its overall business. Bethlehem also owns registered trademarks for certain of its products and service marks for certain of its services which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.

    In 1994, Bethlehem and U. S. Steel Group, a unit of USX Corporation, entered into a Cooperative Research and Development Agreement. During 1995, Bethlehem and U. S. Steel Group continued to conduct joint research and development activities under the Agreement in the field of basic ironmaking and steelmaking technologies and processes, such as primary iron and steel process development, finishing process development and process instrumentation development. Notices in connection with the Cooperative Research and Development Agreement have been filed in accordance with the National Cooperative Research and Development Act of 1993.

Employees and Employment Costs

    At year end 1995, Bethlehem had about 18,300 employees at work compared to about 19,900 employees at the end of 1994 and 20,600 employees at the end of 1993. About three-quarters of Bethlehem's employees are covered by its labor agreements with the United Steelworkers of America ("USWA").

    Under the terms of Bethlehem's 1993 labor agreements with the USWA, most employees at steel operations received a lump-sum bonus of either $500 or 25 shares of Bethlehem Common Stock, at the election of the employee, and a $.50 per hour wage increase in 1995. In early 1996, most employees at steel operations will receive a bonus of $.50 per hour worked (maximum payment of $1,000) or the equivalent value of Bethlehem Common Stock, at the option of Bethlehem, based on Bethlehem having achieved the required level of 1995 adjusted consolidated pre-tax income. Also, profit sharing of 8 percent of consolidated adjusted annual income before taxes, unusual items and expenses applicable to the plan, plus 2 percent of adjusted profits of certain operations, is paid to USWA represented employees in the following year. The 1993 labor agreements provide for Reopener Negotiations in March 1996 for certain wage and benefit items, but exclude pension and health care benefits. Issues that Bethlehem is unable to reach agreement upon with the USWA will be submitted for final offer interest arbitration and any changes will be effective August 1, 1996.

    Under other provisions of the labor agreements, Bethlehem is required to pay "shortfall amounts" each year up to 10 percent of the first $100 million and 20 percent in excess of $100 million of consolidated income before taxes, unusual items and expenses applicable to the shortfall plan. Shortfall amounts arise when employees terminate employment and ESOP Preference Stock, held in trust for employees in reimbursement for wage and benefit reductions in prior years, is converted into Common Stock and sold for amounts less than the stated value of the Preference Stock ($32 for Series A and $40 for Series B). Profit sharing is also paid to non-represented employees based on specific Corporate and Business Unit plans. Bethlehem paid about $37 million in 1995 and expects to pay about $74 million for income-related bonuses, profit sharing and shortfall amounts in early 1996.

    Under the terms of the profit sharing plan provided for in the 1989 labor agreements with the USWA, no material profit sharing payments were required for the 1993 plan year. Under other provisions of those labor agreements, Bethlehem issued approximately 40,800 shares of Series B Preference Stock in 1995 and approximately 134,800 shares in 1994 to a trustee for the benefit of employees for 1994 and 1993, respectively, and expects to issue about 62,000 shares in early 1996 for the 1995 plan year.

    For further information with regard to Bethlehem's employment costs, see "Employment Cost Summary -- All Employees" under "Financial Review and Operating Analysis" in Bethlehem's 1995 Annual Report to Stockholders. As set forth on page 14 of this Report, such discussion is incorporated herein by reference.

Employee Postretirement Obligations

    Bethlehem has substantial financial obligations related to its employee postretirement plans for pensions and health care. Moreover, due to the excess of projected benefit obligations over pension fund assets, Bethlehem's annual pension expense is substantially higher on a per ton basis than that of most other domestic steel producers. This pension expense, combined with postretirement health care expense, puts Bethlehem at a competitive disadvantage with respect to such costs compared to most other domestic steel producers. As of December 31, 1995, Bethlehem's consolidated balance sheet reflects liabilities of $1,115 million and $1,565 million for the actuarial present value of unfunded accumulated benefit obligations for pensions and postretirement benefits other than pensions, respectively. The calculation of the actuarial present value of the accumulated benefit obligations for active employees assumes continued employment with projections for retirements, deaths, resignations and discharges. If the actual retirement of active employees is significantly earlier than projected (for plant closings or other reasons), the accumulated benefit obligations would increase substantially.
The charges for employees terminated as a result of plant shutdowns or restructurings vary depending upon the demographics of the work force, but could be approximately $100,000 per employee. The recording of these charges could result in a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities, decrease in stockholders' equity and increases in required contributions to the pension fund and retiree health care payments.

    During 1995, long-term interest rates declined substantially. As a result, Bethlehem decreased the discount rate used to calculate the actuarial present value of its accumulated benefit obligation for pensions from the 9.0 percent used at December 31, 1994, to 7.25 percent at December 31, 1995. This decrease in the discount rate increased Bethlehem's accumulated benefit obligation for pensions by about $640 million and required a reduction of $67 million to additional paid-in capital as required by generally accepted accounting principles. For each 25 basis point change in such future discount rate, Bethlehem's accumulated benefit obligation for pensions changes by about $90 million. A decrease in interest rates at December 31, 1996, from December 31, 1995, would require Bethlehem to increase the actuarial present value of its accumulated benefit obligation for pensions and might again require Bethlehem to reduce additional paid-in capital depending on the then market value of Bethlehem's pension trust fund assets (which was $4.0 billion at December 31, 1995). For postretirement benefits other than pensions, principally health care and life insurance, the same increase in the discount rate as of December 31, 1995, and potential future changes also apply to the actuarial present value of Bethlehem's accumulated benefit obligation. However, because different accounting principles apply, there is no immediate change in the recorded liability or potential charge to equity.

    Bethlehem has contributed amounts to its pension fund substantially in excess of amounts required under current law and regulations. As a result, Bethlehem currently has a funding standard credit balance which would allow it under current law and regulations to defer all pension funding for about two years, although it presently has no plans to do so. In December 1994 Congress passed new pension legislation. The new legislation is not expected to significantly increase Bethlehem's annual required minimum contribution to its pension plans for the next several years, but it will increase over time the annual premium due to the Pension Benefit Guaranty Corporation.

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

    Facility Shutdowns and Restructurings. During the last five years, Bethlehem has shut down or restructured facilities and operations and has reduced its annual steelmaking capability from 16.0 million tons to 10.5 million tons for 1996. Bethlehem has recorded charges of approximately $1.0 billion in connection with these actions, including a $350 million restructuring charge ($290 million after-tax) reflected in its results for 1993. See Note C to the Consolidated Financial Statements. Although Bethlehem has no current plans to do so, if it becomes necessary for Bethlehem to shut down or restructure additional businesses and operations in the future, it could incur substantial additional charges in the process. The recording of these charges could have a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities and decrease in stockholders' equity.


ITEM 2.   PROPERTIES.

PROPERTIES RELATING TO THE BASIC STEEL OPERATIONS SEGMENT

Burns Harbor Division

    The principal operations of the Burns Harbor Division are located in Indiana on Lake Michigan, about 50 miles southeast of Chicago, Illinois. Burns Harbor produces hot rolled sheet, cold rolled sheet, corrosion-resistant coated sheet steel and plates. It is a major supplier of sheet and plate products to the automotive, service center, construction, machinery and appliance markets. Principal facilities include a sintering plant, two coke oven batteries, two blast furnaces including new coal injection facilities, three basic oxygen furnaces with a combined annual raw steel production capability of approximately 5.6 million tons, a vacuum degassing facility, two continuous slab casters with a combined annual production capability of approximately four million tons, a 50 x 90-inch slabbing mill, two sheared plate mills (110-inch and 160-inch), an 80-inch hot-strip mill, two continuous pickling lines, an 80-inch five-stand cold reducing mill, sheet finishing mills, a continuous heat treating line, batch annealing facilities, a 48-inch continuous electrogalvanizing line and a 72-inch hot-dip galvanizing line. The Division operates a cold reducing mill, a continuous pickling line, a galvanizing line and two coke oven batteries in Lackawanna, New York. About 80 percent of the steel produced at Burns Harbor is continuously cast; the remaining 20 percent is ingot cast. Ingot cast slabs are used primarily to make steel plates.

    The Burns Harbor Division's utilization of raw steel production capability was 103 percent during 1995.


Sparrows Point Division

    The operations of the Sparrows Point Division are located on the Chesapeake Bay near Baltimore, Maryland. The Sparrows Point Division produces hot rolled sheet, cold rolled sheet, galvanized sheet, Galvalume sheet, tin mill products and steel plate. Its principal markets include construction, containers and service centers. Principal facilities include a sintering plant, a large blast furnace, two basic oxygen furnaces with an annual raw steel production capability of approximately 3.6 million tons, a two-strand continuous slab caster with an annual production capability of approximately 3.6 million tons, a 160-inch sheared plate mill, a 68-inch hot-strip mill, three continuous pickling lines, three cold reducing mills (66-inch, 56-inch and 48-inch), continuous and batch annealing facilities, two galvanizing lines, a Galvalume line, a 48-inch hot-dip galvanizing/Galvalume line and tin mill facilities that include tin and chrome plating lines. The Division continuously casts essentially 100 percent of its total production volume.

    The Sparrows Point Division's utilization of raw steel production capability was 100 percent during 1995.

Bethlehem Structural Products Corporation

    Located in Bethlehem, Pennsylvania, BSPC produces structural steel shapes and piling primarily for the construction market from steel produced at PST. This business is also the only domestic producer of hot rolled sheet piling used in retaining walls and piers. Principal facilities include a 40-inch blooming mill and a 44-inch structural rolling mill. BSPC also operates two coke oven batteries that supply coke to the Burns Harbor Division, the Sparrows Point Division and trade customers.

    BSPC's utilization of raw steel production capability was 66 percent during 1995. In late 1995, BSPC discontinued iron and steelmaking operations, production of heavy structural shapes (48-inch structural rolling mill) and foundry operations. Light and medium structural shapes production has been consolidated on the recently upgraded 44-inch rolling mill. It is now being supplied primarily with continuously cast blooms from PST.


Pennsylvania Steel Technologies, Inc.

    Located in Steelton, Pennsylvania, south of Harrisburg, Pennsylvania, PST uses electric furnace steelmaking and a continuous caster in the production of railroad rails, specialty blooms and flat bars. It is one of only two rail producers in the United States. PST also produces large- diameter pipe for the oil and gas industries and supplies steel to BSPC and BethForge, Inc.
Principal facilities include a new DC electric arc furnace with an annual raw steel production capability of approximately 1.3 million tons and an older AC electric arc furnace, a vacuum degassing facility, a continuous bloom caster, a 44-inch blooming mill, a 28-inch rail mill, in-line rail head-hardening facilities, finishing and shipping facilities for long-length (80-foot) rails, a 20-inch bar mill and an electric fusion welded pipe mill.

    PST's utilization of raw steel production capability was 52 percent during 1995.


Joint Ventures

    Bethlehem participates in a joint venture, known as Double G Coatings Company, L.P., which operates a 270,000 ton per year sheet coating line near Jackson, Mississippi. The new line produces galvanized and Galvalume coated sheets primarily for the construction market. The Sparrows Point Division provides cold rolled coils for approximately half of Double G's annual capacity and is responsible for marketing its share of the finished product.

    Bethlehem also participates in a joint venture which owns and operates a 400,000 ton per year electrogalvanizing line at Walbridge, Ohio. This facility produces corrosion-resistant sheet steel primarily for the automobile industry and other consumer durables markets. The Burns Harbor Division provides cold rolled coils for 75 percent of Walbridge's annual capacity and is responsible for marketing its share of the finished product.

    Bethlehem also participates in two joint ventures with facilities located adjacent to the Burns Harbor operations: Indiana Pickling and Processing Company that operates a pickling line and Chicago Cold Rolling, L.L.C. that will operate a reversing cold mill complex now under construction.

    Bethlehem also has indirect equity interests in various iron ore properties. See "Raw Material Properties and Interests" below.


Raw Material Properties and Interests

    Iron Ore. Bethlehem has indirect equity interests in various iron ore operating properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1995 sufficient to produce at least 11 million tons of direct shipping iron ore from properties located in Brazil and 482 million tons of iron ore concentrates and pellets, of which 219 million tons are from properties located in Minnesota and 263 million tons are from properties located in Canada. In addition to the estimated reserves at operating properties, Bethlehem also has indirect equity interests in undeveloped or nonoperating iron ore properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1995 sufficient to produce at least 28 million tons of direct shipping iron ore from properties located in Brazil and 126 million tons of iron ore pellets from properties located in Minnesota.

    The iron ore operating properties in which Bethlehem has interests have mining and processing facilities which are capable of supplying the major portion of Bethlehem's current annual iron ore requirements. However, taking into account the location of Bethlehem's steel operations and the iron ore products best suited to these facilities, Bethlehem has found it advantageous to engage in iron ore sales and exchanges with other consumers and to purchase a portion of its iron ore requirements. These purchases have been from various sources, including sources in which it has ownership interests, under a variety of contractual arrangements extending over varying periods of time.

    Bethlehem's share of the annual iron ore production by enterprises in which it had ownership interests, for Bethlehem's use or sale to trade customers, was
14.7 million tons in 1995 and 13.8 million tons in 1994. In addition to these sources, Bethlehem purchased 2.0 million tons and 1.6 million tons of iron ore in 1995 and 1994, respectively, from sources in which it had no ownership interests.

    In 1995, Bethlehem obtained approximately 85 percent of its iron ore requirements from operations in which it had ownership interests, compared to 87 percent in 1994. Of the iron ore consumed by Bethlehem in 1995, approximately 67 percent consisted of pellets and 33 percent of sinter.

    Through December 31, 1996, Bethlehem is committed to purchase from sources in which it has ownership interests .2 million tons of iron ore in excess of such ownership interests.

    Bethlehem had trade sales of iron ore in 1995 and 1994 of .6 million tons and 2.3 million tons, respectively. Additional iron ore trade sales commitments through December 31, 1996, presently aggregate 1.0 million tons. No iron ore trade sales commitments exist beyond 1996.

    The interests in foreign iron ore properties described above are subject to the risks associated with investments in foreign countries, including the risk of nationalization.

    Coal and Coke. Bethlehem owns and leases coal operating properties in West Virginia, which it estimates contained recoverable reserves at December 31, 1995, sufficient to produce at least 81 million tons of coal, of which approximately 25 percent and 75 percent, respectively, are metallurgical and steam coal.

    In addition to the estimated reserves at operating properties, Bethlehem also owns and leases undeveloped or nonoperating coal properties in Pennsylvania and West Virginia, which it estimates contained recoverable reserves at December 31, 1995, sufficient to produce at least 168 million tons of coal, of which approximately 89 percent and 11 percent, respectively, are metallurgical and steam coal.

    Bethlehem's coal operations produced 3.3 million tons of coal in 1995 and
3.9 million tons in 1994. Trade shipments of coal were 2.2 million tons in 1995 compared to 2.7 million tons in 1994.

    In 1995, Bethlehem obtained approximately 19 percent of its coal requirements from its own mines, compared to 33 percent in 1994. The balance of Bethlehem's requirements was purchased from commercial sources. Through December 31, 2005, Bethlehem is committed to satisfy certain of its coal requirements from a single supplier.

    Bethlehem continues to operate coke-making facilities at Bethlehem, Pennsylvania; Burns Harbor, Indiana; and Lackawanna, New York.

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


PROPERTIES RELATING TO THE STEEL RELATED OPERATIONS SEGMENT

    BethForge, Inc. has a facility for the production of forgings and castings located in Bethlehem, Pennsylvania. An ingot teeming facility and vacuum stream degassing unit were installed for BethForge's use at PST in order to take advantage of the new DC electric arc furnace, ladle refining station and vacuum tank degassing unit installed as part of PST's modernization program. These new facilities, with their lower cost, higher quality ingots, replaced BethForge's existing steelmaking facility during 1995.

    CENTEC Roll Corporation has a facility for the production of centrifugally cast rolls located in Bethlehem, Pennsylvania.

    BethShip, Inc. has a ship repair yard at Sparrows Point, Maryland. A dry dock facility for the repair and inspection of offshore drill rigs and other vessels at Port Arthur, Texas, was sold during 1995.


GENERAL

    While Bethlehem's principal operations and facilities are adequately maintained, they are of varying ages, technologies and operating efficiencies. Bethlehem believes that most of its operations and facilities currently are competitive with the operations and facilities of its principal competitors. Bethlehem will continue to make capital expenditures to improve and maintain the competitiveness of its operations and facilities. See "ITEM 1.
BUSINESS--General--Capital Expenditures" of this Report for a discussion of Bethlehem's capital expenditures.

    All principal operations and facilities are owned in fee by Bethlehem except for two continuous casters at the Sparrows Point Division and the Burns Harbor Division and a coal cleaning and processing facility at High Power Mountain in West Virginia, each of which is being leased. As discussed in Note E to the Consolidated Financial Statements, Bethlehem capitalized the expenditures related to the leases for two continuous casters and financed the construction of two new hot-dip galvanizing lines at its Burns Harbor and Sparrows Point Divisions. These two facilities are pledged as collateral for the borrowings.

ITEM 3.   LEGAL PROCEEDINGS.

    Bethlehem is a party to numerous legal proceedings incurred in the ordinary course of its business, including the matters specifically discussed below.

    On October 4, 1990, the State of Maryland Department of the Environment (the "MDE") filed a civil action against Bethlehem in the Circuit Court of Baltimore County, Maryland seeking civil penalties for alleged violations of the Maryland air pollution regulations arising out of exceedances of the visible emissions standards established for various sources at the Sparrows Point Division by an October 1987 Consent Order, as amended in June 1989. On April 30, 1991, the MDE filed a complaint in intervention in a civil action filed on April 25, 1991 by the Justice Department on behalf of the United States Environmental Protection Agency (the "EPA") against Bethlehem, alleging violations of the Clean Air Act resulting from alleged violations of Maryland air pollution regulations at the Sparrows Point Division. The complaint in intervention, which was approved by the Court on June 14, 1991, incorporated all of the violations alleged in the MDE complaint. On May 1, 1992, a settlement between the parties to the EPA action was memorialized in a Consent Decree, which was entered by the Court on July 1, 1992. The Consent Decree resolved all of the issues in both the federal and state actions except for a single count in the MDE action dealing with alleged violations from the basic oxygen furnace. Bethlehem, the EPA and the MDE have entered into discussions concerning potential settlement of the remaining count as part of a proposed comprehensive multimedia pollution prevention agreement to be incorporated in an additional Consent Decree. The parties are striving to finalize the agreement in 1996 or as soon as thereafter possible.

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

    The U. S. Department of Justice informed Bethlehem by letter dated March 12, 1996, that, at the request of the EPA, it would bring a civil action against Bethlehem in the U. S. District Court for the Northern District of Indiana by March 29, 1996, for alleged violations of the Clean Water Act and the Safe Drinking Water Act at the Burns Harbor Division. The Complaint will allege that, from November 1992 to April 1994, the Division discharged pollutants from its dock wall without a permit as required by the Clean Water Act and failed to meet certain requirements of an underground injection well permit. The letter proposes settlement negotiations and suggests settlement for total civil penalties of $441,300 and appropriate injunctive relief. If settlement negotiations are unsuccessful, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

----------------

EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers of Bethlehem as of March 15, 1996, are as follows:


            Name                   Age                   Position
            ----                   ---                   --------
     Curtis H. Barnette            61        Chairman (Chief Executive Officer)

     Roger P. Penny                59        President (Chief Operating Officer)

     Gary L. Millenbruch           58        Executive Vice President (Chief
                                               Financial Officer) and Treasurer

     John A. Jordan, Jr.           60        Senior Vice President (Administration)

     David P. Post                 62        Senior Vice President (Commercial)

     Lonnie A. Arnett              50        Vice President and Controller
                                               (Accounting)

     Dr. Walter N. Bargeron        53        President, Services Division (Chief
                                               Technology Officer)

     Stephen G. Donches            50        Vice President (Public Affairs)

     Duane R. Dunham               54        President, Sparrows Point Division

     Joseph F. Emig                58        President, Burns Harbor Division

     Andrew R. Futchko             53        President, Pennsylvania Steel
                                               Technologies, Inc.

     William H. Graham             50        Vice President (Law),
                                               General Counsel and Secretary

     John L. Kluttz                53        Vice President (Union Relations)

     Timothy Lewis                 58        President, Bethlehem Structural
                                               Products Corporation

     Dr. Carl F. Meitzner          56        Vice President (Planning)

     Dr. Augustine E. Moffitt, Jr. 50        Vice President (Safety, Health and
                                               Environment)

     William E. Wickert, Jr.       64        Vice President (Federal Government
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

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS.

    As of March 15, 1996, there were 110,867,942 shares of Bethlehem Common Stock outstanding held by approximately 38,295 stockholders of record. The principal market for Bethlehem Common Stock is the New York Stock Exchange. Bethlehem Common Stock is also listed on the Chicago Stock Exchange. Dividends on Bethlehem Common Stock are paid quarterly when declared by Bethlehem's Board of Directors.

    Under the provisions of Bethlehem's 10-3/8% Senior Notes due 2003, Bethlehem's ability to pay dividends on its Common Stock is restricted. See Note K to the Consolidated Financial Statements. At December 31, 1995, about $450 million was available for the payment of Common Stock dividends under these provisions.

    Bethlehem has not paid a dividend on its Common Stock since the fourth quarter of 1991. In accordance with Bethlehem's policy, future dividends will be determined by the Board of Directors (subject to any applicable restrictions) on the basis of attained results and the business outlook.

    The following table sets forth, for the periods indicated, the high and low sales prices of Bethlehem Common Stock as reported in the consolidated transaction reporting system. The closing sale price of Bethlehem Common Stock on March 15, 1996, as reported in the consolidated transaction reporting system, was $13.75.

                         1995                          1994
                         ----                          ----
                     Sales Prices                  Sales Prices
                   ----------------              ---------------
    Period         High         Low              High        Low
    ------         ----         ---              ----        ----
First Quarter    $19.125     $14.125           $24.250     $19.250
Second Quarter    16.375      13.625            22.125      16.750
Third Quarter     18.250      13.750            24.125      18.500
Fourth Quarter    14.750      12.625            20.875      16.250


ITEM 6.   SELECTED FINANCIAL DATA.

    The information required by this Item is incorporated by reference from page 26 of Bethlehem's 1995 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

    The information required by this Item is incorporated by reference from pages 1 to 3 and 6 to 10, inclusive, of Bethlehem's 1995 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this Item is incorporated by reference from pages 11 to 23, inclusive, of Bethlehem's 1995 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Report, the information required by this Item is incorporated by reference from pages 2 to 6, inclusive, of Bethlehem's Proxy Statement for the 1996 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference from pages 9 to 14, inclusive, of Bethlehem's Proxy Statement for the 1996 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

    The information required by this Item is incorporated by reference from pages 7 and 15 of Bethlehem's Proxy Statement for the 1996 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated by reference from the material appearing under the heading "Indemnification Assurance Agreements" appearing on page 15 of Bethlehem's Proxy Statement for the 1996 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.

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


     (1)  Financial Statements.

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                                    Page
    Consolidated Statements of Income for the years 1995, 1994 and 1993 . . . .       *
    Consolidated Balance Sheets, December 31, 1995, and
      December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .       *
    Consolidated Statements of Cash Flows for the years 1995,
      1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       *
    Notes to Consolidated Financial Statements
      (Including Quarterly Financial Data). . . . . . . . . . . . . . . . . . .       *


    (2)  Consolidated Financial Statement Schedules.

    Report of Independent Auditors On Consolidated Financial
      Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-1

    Schedules:

       II --  Valuation and Qualifying Accounts and Reserves, years
                 ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . .      F-3


    * Incorporated in this Report by reference from pages 11 to 23, inclusive, of Bethlehem's 1995 Annual Report to Stockholders referred to below.

    The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated January 31, 1996, appearing on pages 11 to 24, inclusive, of the 1995 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report. With the exception of those pages, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item. The Schedules listed above should be read in conjunction with the consolidated financial statements in such 1995 Annual Report to Stockholders.

    Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons accounted for by the equity method have been omitted because considered in the aggregate as a single subsidiary they do not constitute a significant subsidiary.

(3)  Exhibits.

    The following is an index of the exhibits included in this Report or incorporated herein by reference.

  (3)(a) Second Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3 to Bethlehem's quarterly report on Form 10-Q for the quarter ended March 31, 1994).

     (b) Amendment to Second Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3(i) to Bethlehem's quarterly report on Form 10-Q for the quarter ended June 30, 1995).

     (c) By-laws of Bethlehem Steel Corporation, as amended October 1, 1988 (Incorporated by reference from Exhibit (3)(b) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

  (4)(a) Rights Agreement, dated as of September 28, 1988, between Bethlehem Steel Corporation and Morgan Shareholder Services Trust Company (Incorporated by reference from Exhibit (4)(a) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     (b) Amendment to Rights Agreement, dated as of November 1, 1995, between Bethlehem Steel Corporation and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company).

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

    (13) Those portions of the 1995 Annual Report to Stockholders of Bethlehem Steel Corporation which are incorporated by reference into this Form 10-K Annual Report.

    (23) Consent of Independent Auditors (included on page F-2 of this Report).

    (24) Power of Attorney.

    (27) Financial Data Schedule.

----------------
* Compensatory plans in which Bethlehem's directors and executive officers participate.

(b)  Reports on Form 8-K.

         During the quarter ended December 31, 1995, no reports on Form 8-K were filed by Bethlehem.

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bethlehem Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1996.

                              BETHLEHEM STEEL CORPORATION,
                              by  /s/ Lonnie A. Arnett
                                 --------------------------
                                   Lonnie A. Arnett
                                   Vice President and Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Bethlehem Steel Corporation and in the capacities indicated on the 26th day of March, 1996.


     /s/ Curtis H. Barnette                                     *
     ------------------------------             ------------------------------
       Curtis H. Barnette                         Thomas L. Holton
       Chairman and Director                      Director
       (principal executive officer)


     /s/ Gary L. Millenbruch                                    *
     ------------------------------             ------------------------------
       Gary L. Millenbruch                        Lewis B. Kaden
       Executive Vice President, Treasurer        Director
       and Director
       (principal financial officer)


     /s/ Lonnie A. Arnett                                       *
     ------------------------------             ------------------------------
       Lonnie A. Arnett                           Harry P. Kamen
       Vice President and Controller              Director
       (principal accounting officer)


                    *                                           *
     ------------------------------             ------------------------------
       Benjamin R. Civiletti                      Winthrop Knowlton
       Director                                   Director


                    *                                           *
     ------------------------------             ------------------------------
       Worley H. Clark                            Robert McClements, Jr.
       Director                                   Director


                    *                                           *
     ------------------------------             ------------------------------
       John B. Curcio                             Roger P. Penny
       Director                                   Director

                    *                                           *
     ------------------------------             ------------------------------
       Shirley D. Peterson                        William A. Pogue
       Director                                   Director



                    *                                           *
     ------------------------------             ------------------------------
       Dean P. Phypers                            John F. Ruffle
       Director                                   Director





     *By /s/ Lonnie A. Arnett
         ----------------------------
             Lonnie A. Arnett
             (Attorney-in-Fact)

                      REPORT OF INDEPENDENT AUDITORS
                     ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
of Bethlehem Steel Corporation


Our audits of the consolidated financial statements referred to in our report dated January 31, 1996 appearing on page 24 of the 1995 Annual Report to Stockholders of Bethlehem Steel Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






/s/ Price Waterhouse LLP


1177 Avenue of the Americas
New York, NY 10036
January 31, 1996

                      CONSENT OF INDEPENDENT AUDITORS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796,
No.  2-67314, No.  33-23516, No.  33- 23688, No.  33-52267, No.  33-58019, No.
33-58021 and No. 33-60507) of Bethlehem Steel Corporation of our report dated January 31, 1996 appearing on page 24 of the 1995 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page F-1 of this Form 10-K.






/s/ Price Waterhouse LLP


1177 Avenue of the Americas
New York, NY 10036
March 26, 1996

                                 SCHEDULE II
                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (Dollars in Millions)



                                                           Charged
                                        Balance at        (Credited)                                   Balance at
                                         12/31/94         to Income       Deductions        Other       12/31/95
                                        ----------        ----------      ----------        -----      ----------
Classification
--------------
    Allowance for:
    -------------
    Doubtful receivables & returns         $18.6             $1.2          ($0.3)(b)           -           $19.5
    Long-term receivables                    4.5                -              -               -             4.5
    Deferred income tax asset              383.2            (37.0)             -            14.0 (a)       360.2



                                                           Charged
                                        Balance at        (Credited)                                   Balance at
                                         12/31/93         to Income       Deductions        Other       12/31/94
                                        ----------        ----------      ----------        -----      ----------
Classification
--------------
    Allowance for:
    -------------
    Doubtful receivables & returns          $16.3            $2.4          ($0.1)(b)           -           $18.6
    Long-term receivables                     4.5               -              -               -             4.5
    Deferred income tax asset               406.7           (13.0)             -           (10.5)(c)       383.2




                                        Balance at         Charged                                     Balance at
                                         12/31/92         to Income       Deductions        Other       12/31/93
                                        ----------        ----------      ----------        -----      ----------
Classification
--------------
    Allowance for:
    -------------
    Doubtful receivables & returns          $15.7            $7.5          ($6.9)(b)           -           $16.3
    Long-term receivables                     5.3               -           (0.8)(b)           -             4.5
    Deferred income tax asset               309.2            87.0              -            10.5 (d)       406.7



   (a) Represents the valuation allowance for an $82 million ($67 million after-tax) charge to equity required to recognize the minimum pension liability. See Notes G and K to the Consolidated Financial Statements.

   (b) Amounts written-off less collections and reinstatements.

   (c) Represents eliminating the valuation allowance recorded for a $60 million ($50 million-after tax) charge to equity at December 31, 1993 required to recognize the minimum pension liability. See Notes G and K to the Consolidated Financial Statements.

   (d) Represents the valuation allowance for a $60 million ($50 million-after tax) charge to equity required to recognize the minimum pension liability. See Note K to the Consolidated Financial Statements.


                               EXHIBIT INDEX

EXHIBIT
 NO.                         DESCRIPTION
--------                     -----------
  (3)(a) Second Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3 to Bethlehem's quarterly report on Form 10-Q for the quarter ended March 31, 1994).

     (b) Amendment to Second Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3(i) to Bethlehem's quarterly report on Form 10-Q for the quarter ended June 30, 1995).

     (c) By-laws of Bethlehem Steel Corporation, as amended October 1, 1988 (Incorporated by reference from Exhibit (3)(b) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

  (4)(a) Rights Agreement, dated as of September 28, 1988, between Bethlehem Steel Corporation and Morgan Shareholder Services Trust Company (Incorporated by reference from Exhibit (4)(a) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     (b) Amendment to Rights Agreement, dated as of November 1, 1995, between Bethlehem Steel Corporation and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company).

*(10)(a) Excess Benefit Plan of Bethlehem Steel Corporation and Subsidiary
         Companies, as amended July 29, 1992 (Incorporated by reference from Exhibit 10(a) to Bethlehem's quarterly report on Form 10-Q for the quarter ended June 30, 1992).

-----------------
* Compensatory plans in which Bethlehem's directors and executive officers participate.

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

    (13) Those portions of the 1995 Annual Report to Stockholders of Bethlehem Steel Corporation which are incorporated by reference into this Form 10-K Annual Report.

    (23) Consent of Independent Auditors (included on page F-2 of this Report).

    (24) Power of Attorney.

    (27) Financial Data Schedule.

----------------
* Compensatory plans in which Bethlehem's directors and executive officers participate.

                                                       Exhibit 4(b)




                  AMENDMENT NO. 1 TO THE RIGHTS AGREEMENT


         Amendment No. 1, dated as of November 1, 1995 (the "Amendment"), between Bethlehem Steel Corporation, a Delaware corporation (the "Company"), and First Chicago Trust Company of New York, a New York corporation (the "Rights Agent").

         WHEREAS, the Company and the Rights Agent (whose name at the time was Morgan Shareholder Services Trust Company) entered into a Rights Agreement, dated as of September 28, 1988 (the "Rights Agreement"), and the Company and the Rights Agent desire to amend the Rights Agreement in accordance with
Section 26 of the Rights Agreement;

         NOW, THEREFORE, in consideration of the premises and mutual agreements set forth in the Rights Agreement and this Amendment, the parties hereby agree as follows:

         Section 1. Amendment to Definition of "Acquiring Person". Section 1(a) of the Rights Agreement is amended to read in its entirety as follows:

              (a) "Acquiring Person" shall mean any Person who or which, together with all Affiliates and Associates of such Person, shall be the Beneficial Owner of 15% or more of the shares of Common Stock then outstanding, but shall not include (i) the Company, (ii) any Subsidiary of the Company,
(iii) any employee benefit plan of the Company or of any Subsidiary of the Company, (iv) any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan or (v) any such Person who has reported or is required to report such ownership (but less than 20%) on
Schedule 13G under the Exchange Act (or any comparable or successor report) or on Schedule 13D under the Exchange Act (or any comparable or successor report) which Schedule 13D does not state any intention to or reserve the right to control or influence the management or policies of the Company or engage in any of the actions specified in Item 4 of such Schedule (other than the acquisition or disposition of the Common Stock in the ordinary course), but only to the extent such Person continues to comply with the provisions of this clause (v).

         Section 2. Amendment of Section 11(a)(ii) Event. Section 11(a)(ii)(B) of the Rights Agreement is amended to (x) delete the phrase "the Beneficial Owner of 20% or more of the shares of Common Stock then outstanding" and substitute in its place the phrase "an Acquiring Person" and (y) delete the phrase "the 20% threshold to be crossed" and substitute in its place the phrase "such Person to become an Acquiring Person."

         Section 3. Rights Agreement as Amended. The term "Agreement" as used in the Rights Agreement shall be deemed to refer to the Rights Agreement as amended hereby. The foregoing amendments shall be effective as of the date hereof and, except as set forth herein, the Rights Agreement shall remain in full force and effect and shall be otherwise unaffected hereby.

         Section 4. Execution in Counterparts. This Amendment may be executed in any number of counterparts, and each of such counterparts shall for all purposes be deemed an original, but all such counterparts shall together constitute but one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the day and year first above written.

                                   BETHLEHEM STEEL CORPORATION


                                   By    /s/ G. L. Millenbruch
                                         ----------------------------------
                                        G. L. Millenbruch
                                        Executive Vice President,
                                        Chief Financial Officer & Treasurer


                                   FIRST CHICAGO TRUST COMPANY
                                   OF NEW YORK
                                   as Rights Agent


                                   By    /s/ Charles D. Keryc
                                         ----------------------------------
                                        Charles D. Keryc
                                        Vice President

                                                          Exhibit 10(h)


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

                                   Very truly yours,

                                   BETHLEHEM STEEL CORPORATION


                                   By:
                                      -------------------------------




----------------------------------
[Signature of Director/Officer]

                                                                 Schedule A

1. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Curtis H. Barnette.

2 . Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Silas S. Cathcart.

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

7. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Ellmore C. Patterson.

8. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Dean P. Phypers.

9. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and William W. Scranton.

10. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Donald H. Trautlein.

11. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Walter F. Williams.

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

22. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Gary L. Millenbruch.

23. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and C. Adams Moore.

24. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Reynold Nebel.

25. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and James C. Van Vliet.

26. Indemnification Assurance Agreement dated August 22, 1986 between Bethlehem Steel Corporation and Robert C. Wilkins.

27. Indemnification Assurance Agreement dated December 29, 1986 between Bethlehem Steel Corporation and Larry L. Adams.

28. Indemnification Assurance Agreement dated December 29, 1986 between Bethlehem Steel Corporation and Benjamin C. Boylston.

29. Indemnification Assurance Agreement dated January 28, 1987 between Bethlehem Steel Corporation and Herman E. Collier.

30. Indemnification Assurance Agreement dated January 28, 1987 between Bethlehem Steel Corporation and Edwin A. Gee.

31. Indemnification Assurance Agreement dated January 28, 1987 between Bethlehem Steel Corporation and Thomas L. Holton.

32. Indemnification Assurance Agreement dated March 1, 1987 between Bethlehem Steel Corporation and Roger P. Penny.

33. Indemnification Assurance Agreement dated May 27, 1987 between Bethlehem Steel Corporation and Andrew M. Weller.

34. Indemnification Assurance Agreement dated January 27, 1988 between Bethlehem Steel Corporation and John B. Curcio.

35. Indemnification Assurance Agreement dated January 27, 1988 between Bethlehem Steel Corporation and William C. Hittinger.

36. Indemnification Assurance Agreement dated January 27, 1988 between Bethlehem Steel Corporation and William A. Pogue.

37. Indemnification Assurance Agreement dated September 27, 1989 between Bethlehem Steel Corporation and Robert McClements, Jr.

38. Indemnification Assurance Agreement dated September 27, 1989 between Bethlehem Steel Corporation and John L. Kluttz.

39. Indemnification Assurance Agreement dated June 27, 1990 between Bethlehem Steel Corporation and Duane R. Dunham.

40. Indemnification Assurance Agreement dated September 26, 1990 between Bethlehem Steel Corporation and John F. Ruffle.

41. Indemnification Assurance Agreement dated May 1, 1991 between Bethlehem Steel Corporation and Carl F. Meitzner.

42. Indemnification Assurance Agreement dated July 1, 1991 between Bethlehem Steel Corporation and Walter N. Bargeron.

43. Indemnification Assurance Agreement dated March 1, 1992 between Bethlehem Steel Corporation and David P. Post.

44. Indemnification Assurance Agreement dated November 1, 1992 between Bethlehem Steel Corporation and Stephen G. Donches.

45. Indemnification Assurance Agreement dated November 1, 1992 between Bethlehem Steel Corporation and William H. Graham.

46. Indemnification Assurance Agreement dated November 1, 1992 between Bethlehem Steel Corporation and G. Penn Holsenbeck.

47. Indemnification Assurance Agreement dated March 1, 1993 between Bethlehem Steel Corporation and Benjamin R. Civiletti.

48. Indemnification Assurance Agreement dated March 1, 1993 between Bethlehem Steel Corporation and Worley H. Clark.

49. Indemnification Assurance Agreement dated March 1, 1993 between Bethlehem Steel Corporation and Harry P. Kamen.

50. Indemnification Assurance Agreement dated April 28, 1993 between Bethlehem Steel Corporation and Joseph F. Emig.

51. Indemnification Assurance Agreement dated April 28, 1993 between Bethlehem Steel Corporation and Andrew R. Futchko.

52. Indemnification Assurance Agreement dated April 28, 1993 between Bethlehem Steel Corporation and Timothy Lewis.

53. Indemnification Assurance Agreement dated April 28, 1993 between Bethlehem Steel Corporation and William E. Wickert, Jr.

54. Indemnification Assurance Agreement dated March 1, 1994 between Bethlehem Steel Corporation and Augustine E. Moffitt, Jr.

55. Indemnification Assurance Agreement dated March 16, 1994 between Bethlehem Steel Corporation and Lewis B. Kaden.

56. Indemnification Assurance Agreement dated January 31, 1996 between Bethlehem Steel Corporation and Shirley D. Peterson.

                                                                    EXHIBIT (11)
                         BETHLEHEM STEEL CORPORATION


             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE (dollars in millions and shares in thousands, except per share data)

                                                               Year Ended December 31
                                                          -----------------------------
          Primary Earnings Per Share                         1995     1994        1993
      --------------------------------------------------  --------  --------  ---------
Net Income (Loss)                                          $179.6     $80.5    ($266.3)
Less Dividend Requirements:
    $2.50 Preferred Dividend-Cash                           (10.0)    (10.0)     (10.0)
    $5.00 Preferred Dividend-Cash                           (12.5)    (12.5)     (12.5)
    $3.50 Preferred Dividend-Cash                           (17.9)    (17.9)     (14.8)
    5% Preference Dividend-Stock                             (2.0)     (2.7)      (2.5)
                                                          --------  --------  ---------
      Total Preferred and Preference Dividends              (42.4)    (43.1)     (39.8)
                                                          --------  --------  ---------
Net Income (Loss) Applicable to Common Stock               $137.2     $37.4    ($306.1)
                                                          ========  ========  =========
Average Shares of Common Stock and
Equivalents Outstanding:
   Common Stock                                           110,311   105,826     90,940
                                                          --------  --------  ---------
   Stock Options                                               13       227        *
                                                          --------  --------  ---------
           Total                                          110,324   106,053     90,940
                                                          ========  ========  =========
Primary Earnings Per Share                                  $1.24     $0.35     ($3.37)
                                                          ========  ========  =========
   Fully Diluted Earnings Per Share
   --------------------------------
Net Income (Loss)                                          $179.6     $80.5    ($266.3)
Less Dividend Requirements:
    $2.50 Preferred Dividend                                (10.0)    (10.0)     (10.0)
    $5.00 Preferred Dividend                                (12.5)    (12.5)     (12.5)
    $3.50 Preferred Dividend                                (17.9)    (17.9)     (14.8)
    5%Preference Dividend                                    -         (2.7)      (2.5)
                                                          --------  --------  ---------
Net Income (Loss) Applicable to Common Stock               $139.2     $37.4    ($306.1)
                                                          ========  ========  =========

Average Shares of Common Stock and Equivalents and
Other Potentially Dilutive Securities Outstanding:
    Common Stock                                          110,311   105,826     90,940
    Stock Options                                              13       227       *
    $2.50 Preferred Stock                                    *         *          *
    $5.00 Preferred Stock                                    *         *          *
    $3.50 Preferred Stock                                    *         *          *
    5% Preference Stock                                     2,588      *          *
                                                          --------  --------  ---------
           Total                                          112,912   106,053     90,940
                                                          ========  ========  =========
Fully Diluted Earnings Per Share                            $1.23     $0.35     ($3.37)
                                                          ========  ========  =========

* Antidilutive