Form 10-Q
period 1996-03-31
BETHLEHEM STEEL CORP /DE/
filed 1996-05-10
CIK 11860

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                       For Quarter Ended March 31, 1996
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

                                             Yes   X       No
                                                  ---         ---



Number of Shares of Common Stock Outstanding as of May 6, 1996: 110,960,415

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                   INDEX

                                                                   Page No.
PART I.  Financial Information

Consolidated Statements of Income-
   Three Months Ended March 31, 1996
   and 1995 (unaudited). . . . . . . . . . . . . . . . . . . . . .     2

Consolidated Balance Sheets-
   March 31, 1996 (unaudited), December 31, 1995
   and March 31, 1995 (unaudited). . . . . . . . . . . . . . . . .     3

Consolidated Statements of Cash Flows-
   Three Months Ended March 31, 1996
   and 1995 (unaudited). . . . . . . . . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements . . . . . . . . . . . .     5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . . . . . . . . .     6


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .     9

   Item 4.  Submission of Matters to a Vote of Security Holders. .     10

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     11


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                          Bethlehem Steel Corporation

                  CONSOLIDATED  STATEMENTS  OF  INCOME
         (dollars and shares in millions, except per share data)
                              (unaudited)

                                                      Three Months Ended
                                                            March 31
                                                    ---------------------
                                                       1996         1995
                                                       ----         ----
Net Sales                                           $1,118.5     $1,240.7
                                                    --------     --------

Costs and Expenses:
 Cost of sales                                       1,009.9      1,068.9
 Depreciation                                           69.9         71.0
 Selling, administration and general expense            26.1         26.6
                                                    --------     --------
Total Costs and Expenses                             1,105.9      1,166.5

Income from Operations                                  12.6         74.2

Financing Income (Expense):
 Interest and other financing costs                    (14.0)       (13.2)
 Interest income                                         1.5          2.5
                                                    --------     --------
Income before Income Taxes                               0.1         63.5

Provision for Income Taxes                                -         (11.0)
                                                    --------     --------
Net Income                                               0.1         52.5

Dividends on Preferred and Preference Stock             10.5         10.6
                                                    --------     --------

Net Income (Loss) Applicable to Common Stock        $  (10.4)    $   41.9
                                                    ========     ========

Net Income (Loss) per Common Share                  $  (0.09)    $   0.38

Average Primary Shares Outstanding                     110.8        110.0




The accompanying Notes are an integral part of the Consolidated Financial Statements.

                       Bethlehem  Steel  Corporation

                       CONSOLIDATED  BALANCE  SHEETS
                           (dollars in millions)

                                   ASSETS
                                             March 31  December 31   March 31
                                               1996        1995        1995
                                           (unaudited)             (unaudited)
                                           ----------- ----------- -----------
Current Assets:
  Cash and cash equivalents                 $   130.5   $   180.0   $   125.0
  Receivables, less allowances                  335.2       374.6       504.3
  Inventories:
    Raw materials                               332.3       335.5       321.2
    Finished and semifinished                   643.7       604.9       573.6
    Contract work-in-progress, less
      billings                                   19.2        17.8        17.4
                                            ----------  ----------  ----------
                                                995.2       958.2       912.2
  Other current assets                           11.2        13.0        11.2
                                            ----------  ----------  ----------
Total Current Assets                          1,472.1     1,525.8     1,552.7
Investments and Miscellaneous Assets            108.0       112.3       119.7
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,396.7, $4,329.5 and $4,190.4             2,689.4     2,714.2     2,739.6
Deferred Income Tax Asset - net                 885.0       885.0       892.7
Intangible Asset - Pensions                     463.0       463.0       412.0
                                            ----------  ----------  ----------
Total Assets                                $ 5,617.5   $ 5,700.3   $ 5,716.7
                                            ==========  ==========  ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                          $   389.8   $   381.4   $   418.6
  Accrued employment costs                      313.5       358.0       296.6
  Accrued taxes                                  63.2        72.4        64.6
  Debt and capital lease obligations             82.4        91.5        94.6
  Other current liabilities                     121.7       146.3       120.3
                                            ----------  ----------  ----------
Total Current Liabilities                       970.6     1,049.6       994.7

Pension Liability                             1,152.6     1,115.0     1,085.0
Postretirement Benefits Other Than
  Pensions                                    1,418.4     1,415.0     1,435.6
Long-term Debt and Capital Lease
  Obligations                                   521.1       546.8       633.8
Other Long-term Liabilities                     326.2       335.6       369.2

Stockholders' Equity:
  Preferred Stock                                11.6        11.6        11.6
  Preference Stock                                2.5         2.6         2.6
  Common Stock                                  112.9       112.7       112.0
  Common Stock held in treasury at cost         (59.4)      (59.4)      (59.4)
  Additional paid-in capital                  1,840.7     1,850.6     1,938.5
  Accumulated deficit                          (679.7)     (679.8)     (806.9)
                                            ----------  ----------  ----------
Total Stockholders' Equity                    1,228.6     1,238.3     1,198.4
                                            ----------  ----------  ----------
Total Liabilities and Stockholders' Equity  $ 5,617.5   $ 5,700.3   $ 5,716.7
                                            ==========  ==========  ==========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                            Bethlehem  Steel  Corporation

                      CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                (dollars in millions)
                                     (unaudited)
                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                       1996         1995
                                                       ----         ----
Operating Activities:
   Net income                                       $    0.1     $   52.5

   Adjustments for items not affecting cash
      from operating activities:
      Depreciation                                      69.9         71.0
      Deferred Income Taxes                              -           10.5
      Other - net                                        6.2         (4.2)

   Working capital (excluding financing and
      investing activities):
      Receivables - operating                          (20.6)        15.2
      Receivables - sold                                60.0          -
      Inventories                                      (37.1)       (29.3)
      Accounts payable                                   8.2         30.1
      Employment costs and other                       (63.8)       (52.3)

   Other - net                                          (0.9)       (12.7)
                                                    ---------    ---------
Cash Provided from Operating Activities                 22.0         80.8
                                                    ---------    ---------
Investing Activities:
   Capital expenditures                                (59.9)       (60.5)
   Cash proceeds from asset sales and other              2.5          5.1
                                                    ---------    ---------
Cash Used for Investing Activities                     (57.4)       (55.4)
                                                    ---------    ---------
Financing Activities:
   Pension expense                                      47.6         53.4
   Pension funding                                     (10.0)       (70.9)
   Long-term debt and capital lease borrowings           0.7          1.9
   Long-term debt and capital lease payments           (34.8)       (30.4)
   Cash dividends paid                                 (10.1)       (10.1)
   Other payments                                       (7.5)        (3.8)
                                                    ---------    ---------
Cash Used for Financing Activities                     (14.1)       (59.9)
                                                    ---------    ---------
Net Decrease in Cash and Cash Equivalents              (49.5)       (34.5)
Cash and Cash Equivalents - Beginning of Period        180.0        159.5
                                                    ---------    ---------
                          - End of Period           $  130.5     $  125.0
                                                    =========    =========

Supplemental Cash Payment Information:
   Interest, net of amount capitalized              $   23.0     $   24.3
   Income taxes                                     $    3.2     $    -


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                 NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS



1.     Segment Results (dollars in millions):

                                                 (unaudited)

                             1996                         1995
                            -------    ---------------------------------------
                             First     Fourth      Third     Second      First
                            Quarter    Quarter    Quarter    Quarter    Quarter
                            -------    -------    -------    -------    -------
Net Sales:
 Basic Steel Operations   $ 1,095.4  $ 1,130.4  $ 1,210.6  $ 1,225.4  $ 1,210.4
 Steel Related Operations      32.2       28.6       23.8       29.4       36.5
 Eliminations                  (9.1)      (7.1)      (9.7)      (4.6)      (6.2)
                          ---------- ---------- ---------- ---------- ----------
   Total                  $ 1,118.5  $ 1,151.9  $ 1,224.7  $ 1,250.2  $ 1,240.7
                          ========== ========== ========== ========== ==========
Operating Income (Loss):
 Basic Steel Operations   $    21.4  $    66.5  $    67.5  $    97.6  $    79.1
 Steel Related Operations      (8.8)     (15.2)     (11.4)     (10.3)      (4.9)
                          ---------- ---------- ---------- ---------- ----------
   Total                  $    12.6  $    51.3  $    56.1  $    87.3  $    74.2
                          ========== ========== ========== ========== ==========
Shipments
 (thousands of net tons):
 Basic Steel Operations       2,103      2,143      2,291      2,263      2,273
                          ========== ========== ========== ========== ==========
Raw Steel Production
 (thousands of net tons):
 Basic Steel Operations       2,259      2,533      2,565      2,729      2,596
                          ========== ========== ========== ========== ==========


2. The Consolidated Financial Statements as of and for the three month periods ended March 31, 1996 and 1995 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.


3. These Consolidated Financial Statements should be read together with the 1995 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Review of Results:

First Quarter 1996 - First Quarter 1995

    Bethlehem reported break-even results with net income of $.1 million on sales of $1.12 billion for the first quarter of 1996 compared to net income of $53 million on sales of $1.24 billion for the first quarter of 1995. After deducting preferred dividends, this results in a loss of $.09 per common share for the first quarter of 1996 compared to earnings of $.38 per common share for the first quarter of 1995.


Segment Results

    The Basic Steel Operations segment had income from operations of $21 million on shipments of 2,103,000 tons for the first quarter of 1996 compared to income from operations of $79 million on shipments of 2,273,000 tons for the first quarter of 1995. This segment's results declined from a year ago principally from lower realized prices and, to a lesser extent, from the effects of the severe winter weather, the consequences of the work stoppage at General Motors, the start-up of an upgraded structural mill and reduced shipments.

    Results were adversely affected due to lower shipments primarily at Bethlehem Structural Products Corporation (BSPC) and at the Burns Harbor Division. BSPC's lower shipments were attributable to the closing of the 48-inch structural mill in the fourth quarter of last year and the transition to a single structural mill operation. Shipments at Burns Harbor were lower than last year because of lower steel supply resulting from reduced steelmaking productivity in the latter part of 1995 and early 1996. Also, General Motors suspended receipt of deliveries from Burns Harbor for about two weeks due to GM's labor dispute. Sparrows Point had higher shipments as a result of relatively strong steel demand.

    First quarter 1996 income from operations declined from the fourth quarter of 1995 due principally to higher costs and lower realized prices. Bethlehem incurred higher costs during the first quarter from the severe winter weather, the start-up of BSPC's upgraded structural mill and the increased consumption of higher cost purchased steel at Burns Harbor.

    The Steel Related Operations segment (BethForge, CENTEC and BethShip) reported a loss from operations of $9 million for the first quarter of 1996 compared to a loss of $5 million for the first quarter of 1995. BethForge had lower production due to the severe winter weather which curtailed the ability of Pennsylvania Steel Technologies, Inc. to ship ingots to BethForge. Also, results at BethShip were impacted by lower revenues as market conditions for ship repair remained very competitive. This segment's first quarter loss was less than the loss from operations of $15 million in the fourth quarter of 1995, primarily because of the absence of costs incurred in the fourth quarter related to shutting down the electric furnace shop at BethForge.


Liquidity and Capital Structure

    At March 31, 1996, total liquidity, comprising cash, cash equivalents and funds available under Bethlehem's bank credit arrangements, totaled $431 million compared to $512 million at December 31, 1995. Cash and cash equivalents were $131 million at March 31, 1996, compared to $180 million at December 31, 1995.

    Cash provided from operating activities during the first quarter of 1996, including selling accounts receivable of $60 million under Bethlehem's credit arrangement, was $22 million, compared to $81 million in the first quarter of 1995. Principal uses of cash during the first quarter of 1996 included capital expenditures of $60 million, working capital of $53 million, debt repayments of $35 million and pension funding of $10 million.

    Major uses of cash for 1996 include an estimated $300 million of capital expenditures, pension funding and repayment of approximately $90 million of debt and capital lease obligations. Bethlehem expects to maintain an adequate level of liquidity from cash flow from operations, reductions in working capital and available borrowings under its 1995 credit arrangement.


Labor Negotiations

    Bethlehem's labor agreement with the United Steelworkers of America (USWA) provides for reopener negotiations in 1996 of wage and certain benefit provisions (excluding pensions and health care). Discussions with the USWA began in March. On May 7, 1996, Bethlehem and the USWA submitted unresolved issues to final offer interest arbitration. Unless otherwise agreed, any changes will be effective August 1, 1996.

Dividends

    On April 24, 1996, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable June 10, 1996, to holders of record on May 10, 1996. No dividend was declared on Bethlehem's Common Stock.


Outlook

    The U.S. economy continues to be on a course of moderate and sustainable growth and low inflation. Demand for steel products continues to be strong and Bethlehem is implementing its previously announced price increases for sheet and plate products that became effective for second quarter deliveries. Bethlehem also recently announced additional price increases for sheet and plate products for third quarter deliveries. Bethlehem expects to continue to operate at high levels throughout the year, although Bethlehem believes that recent and planned industry capacity additions will increase the intensity of domestic competition. Accordingly, Bethlehem is committed to improving its competitive position by taking actions to improve its product quality and mix, increase the utilization and efficiency of its production facilities and improve the management of its working capital. Additionally, Bethlehem is intensifying its efforts to reduce costs throughout the corporation.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

    Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at March 31, 1996.

    The following previously reported proceeding had developments during the first quarter of 1996:


    On March 29, 1996, the U. S. Department of Justice, on behalf of the EPA, brought a civil action against Bethlehem in the U. S. District Court for the Northern District of Indiana for alleged violations of the Clean Water Act and the Safe Drinking Water Act at the Burns Harbor Division. The Complaint alleges that, from November 1992 to April 1994, the Division discharged pollutants from its dock wall without a permit as required by the Clean Water Act and failed to meet certain requirements of an underground injection well permit. Settlement negotiations were initiated prior to the filing of the Complaint and the government has suggested settlement for total civil penalties of $441,300 and appropriate injunctive relief. If settlement negotiations are unsuccessful, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Annual Meeting of the Stockholders of Bethlehem was held on April 23, 1996.

    The following nominees for director named in the Proxy Statement dated March 13, 1996 were elected at the Meeting by the votes indicated:

                                           For               Withheld
                                           ---               --------

          Curtis H. Barnette            96,089,569          1,078,932
          Benjamin R. Civiletti         96,135,125          1,033,376
          Worley H. Clark               96,136,930          1,031,571
          John B. Curcio                96,022,888          1,145,613
          Thomas L. Holton              96,102,041          1,066,460
          Lewis B. Kaden                96,113,572          1,054,929
          Harry P. Kamen                96,131,857          1,036,644
          Winthrop Knowlton             96,109,603          1,058,898
          Robert McClements, Jr.        96,114,962          1,053,539
          Gary L. Millenbruch           96,140,370          1,028,131
          Roger P. Penny                96,041,675          1,126,826
          Shirley D. Peterson           96,092,651          1,075,850
          Dean P. Phypers               96,111,718          1,056,783
          William A. Pogue              96,110,735          1,057,766
          John F. Ruffle                96,135,957          1,032,544

The votes in favor of the election of the nominees represent at least 98.8% of the shares voted for each of the nominees.

    Ratification of the appointment of Independent Auditors was approved by the following vote:

                                       For             Against      Abstentions
                                       ---             -------      -----------
          Number of Shares         96,273,218          491,785        403,498

    There were no broker non-votes with respect to any of these matters voted upon at the Meeting.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

         The following is an index of the exhibits included in this Report on Form 10-Q:

          11.  Statement Regarding Computation of Earnings Per Share.

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by Bethlehem during the quarter ended March 31, 1996.

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

Date:  May 10, 1996

                               EXHIBIT INDEX

        The following is an index of the exhibits included in this Report:




Item
No.                 Exhibit


11     Statement Regarding Computation of Earnings
       Per Share



27     Financial Data Schedule

                                                        EXHIBIT (11)

                   Bethlehem Steel Corporation

         Statement Regarding Computation of Earnings Per Share

  (dollars in millions and shares in thousands, except per share data)

                                                      Three Months
                                                     Ended March 31
                                                    ---------------
      Primary Earnings Per Share                    1996       1995
      --------------------------                    ----       ----

Net Income                                           $0.1      $52.5
Less Dividend Requirements:
        $2.50 Preferred Dividend                     (2.5)      (2.5)
        $5.00 Preferred Dividend                     (3.1)      (3.1)
        $3.50 Preferred Dividend                     (4.5)      (4.5)
        5% Preference Dividend                       (0.4)      (0.5)
                                                  --------   --------
         Total Preferred and Preference Dividends   (10.5)     (10.6)
                                                  --------   --------
Net (Loss) Income Applicable to Common Stock       ($10.4)     $41.9
                                                  ========   ========
Average Shares of Common Stock and
Equivalents Outstanding:
        Common Stock                              110,797    109,978
        Stock Options                                   5         36
                                                  --------   --------
                Total                             110,802    110,014
                                                  --------   --------
Primary Earnings Per Share                         ($0.09)     $0.38
                                                  ========   ========
        Fully Diluted Earnings Per Share
        --------------------------------

Net Income                                           $0.1      $52.5
Less Dividend Requirements:
        $2.50 Preferred Dividend                     (2.5)      (2.5)
        $5.00 Preferred Dividend                     (3.1)      (3.1)
        $3.50 Preferred Dividend                     (4.5)       -
        5% Preference Dividend                       (0.4)       -
                                                  --------   --------
Net (Loss) Income Applicable to Common Stock       ($10.4)     $46.9
                                                  ========   ========
Average Shares of Common Stock and Equivalents and
Other Potentially Dilutive Securities Outstanding:
        Common Stock                              110,797    109,978
        Stock Options                                   5         36
        $2.50 Preferred Stock                         -           *
        $5.00 Preferred Stock                         -           *
        $3.50 Preferred Stock                         -       12,255
        5% Preference Stock                           -        2,560
                                                  --------   --------
                Total                             110,802    124,829
                                                  ========   ========
Fully Diluted Earnings Per Share                   ($0.09)     $0.38
                                                  ========   ========
*Antidilutive
                                   - 14 -