Form 10-K/A
period 1995-12-31
BETHLEHEM STEEL CORP /DE/
filed 1996-06-28
CIK 11860

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-K/A

                    AMENDMENT TO APPLICATION OR REPORT
               FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                        BETHLEHEM STEEL CORPORATION
            (Exact name of Registrant as specified in charter)


                              AMENDMENT NO. 1

                                    To

                          FORM 10-K ANNUAL REPORT

                For the fiscal year ended December 31, 1995

              The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995, as set forth on the pages attached hereto:

         ITEM 14:  EXHIBITS, FINANCIAL STATEMENT
                   SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents filed as a part of this Report:

               (3)  Exhibits

                    (28) Annual Report on Form 11-K for the
                         fiscal year ended December 31, 1995, for the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549



                                 FORM 11-K

(x)  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------

                                    OR


(  ) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
                               --------------------     --------------------
Commission file number 1-2516
                       ------


    A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                    SAVINGS PLAN FOR SALARIED EMPLOYEES
                                    OF
                        BETHLEHEM STEEL CORPORATION
                         AND SUBSIDIARY COMPANIES

    B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office

                        BETHLEHEM STEEL CORPORATION
                            1170 Eighth Avenue
                    Bethlehem, Pennsylvania  18016-7699

                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
            BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
            ----------------------------------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                           DECEMBER 31, 1995
   ---------------------------------------------------------------------
                         (Dollars in Millions)

                                               State Street  State Street  Fidelity  Fidelity  Bethlehem   Self-
                                                 Selection      Index      Puritan   Magellan    Stock    Managed   Loan   Combined
                                                    Fund         Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----   --------

Assets

  Investments
    (Notes B, C and F)                             $320.3        $16.8       $63.7     $65.0      $36.8     $5.7        -    $508.3
  Receivables
    Loans to participants (Note D)                      -            -           -         -          -        -    $10.2      10.2
    Interest                                          1.8            -           -         -          -        -       .1       1.9
    Contributions - Participating employees            .6           .1          .2        .4          -        -        -       1.3
                  - Participating employers             -            -           -         -         .6        -        -        .6
  Interfund transfers receivable (payable)             .1            -          .1        .2          -        -      (.4)        -
  Cash and cash equivalents (Note B)                 10.9           .1          .6        .5         .9        -        -      13.0
                                                   ------        -----       -----     -----      -----     ----     -----   ------
Net assets available for benefits                  $333.7        $17.0       $64.6     $66.1      $38.3     $5.7     $ 9.9   $535.3
                                                   ======        =====       =====     =====      =====     ====     =====   ======

  The accompanying notes are an integral part of these financial statements.

                                     - 1 -

                     SAVINGS PLAN FOR SALARIED EMPLOYEES OF
            BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
            ----------------------------------------------------

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                                DECEMBER 31, 1994
      --------------------------------------------------------------------
                              (Dollars in Millions)




                                               State Street  State Street  Fidelity  Fidelity  Bethlehem   Self-
                                                 Selection      Index      Puritan   Magellan    Stock    Managed   Loan   Combined
                                                    Fund         Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----   --------
Assets

  Investments
    (Notes B, C and F)                            $314.1         $8.5       $56.7     $50.0     $37.8      $2.7        -     $469.8
  Receivables
    Loans to participants (Note D)                     -            -           -         -         -         -     $9.4        9.4
  Interest                                           1.7            -           -         -         -         -        -        1.7
    Contributions - Participating employees           .7            -          .3        .3         -         -        -        1.3
                  - Participating employers            -            -           -         -        .6         -        -         .6
  Interfund transfers receivable (payable)            .2            -           -        .1         -         -      (.3)         -
  Cash and cash equivalents (Note B)                20.3            -          .5        .4       1.6         -        -       22.8
                                                  ------         ----       -----     -----     -----      ----     -----    ------
Net assets available for benefits                 $337.0         $8.5       $57.5     $50.8     $40.0      $2.7     $9.1     $505.6
                                                  ======         ====       =====     =====     =====      ====     =====    ======

   The accompanying notes are an integral part of these financial statements.

                SAVINGS PLAN FOR SALARIED EMPLOYEES OF
         BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
         ----------------------------------------------------

      STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                        WITH FUND INFORMATION
                    YEAR ENDED DECEMBER 31, 1995
      ---------------------------------------------------------
                        (Dollars in Millions)


                                               State Street  State Street  Fidelity  Fidelity  Bethlehem   Self-
                                                 Selection      Index      Puritan   Magellan    Stock    Managed   Loan   Combined
                                                    Fund         Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----   --------

Investment income
 Net appreciation (depreciation) in fair
   value of investments                                -        $ 3.6       $ 8.0     $14.0     $(9.2)    $ .7         -    $ 17.1
 Interest (Notes C and D)                         $ 21.6            -           -         -        .1        -      $ .9      22.6
 Dividends                                             -            -         3.4       3.8         -       .2         -       7.4

Contributions (Note C)
 Participating employees                             8.2           .7         2.9       3.8        .2        -         -      15.8
 Participating employers                               -            -           -         -       7.3        -         -       7.3

Withdrawals and distributions to
    participants (Notes B and E)                   (31.4)         (.5)       (3.5)     (3.3)     (1.6)       -       (.2)    (40.5)
Interfund transfers                                 (1.7)         4.7        (3.7)     (3.0)      1.5      2.1        .1         -

 Net increase (decrease)                            (3.3)         8.5         7.1      15.3      (1.7)     3.0        .8      29.7
Net assets available for benefits
 Beginning of year                                 337.0          8.5        57.5      50.8      40.0      2.7       9.1     505.6
                                                  -------       ------      ------    ------    ------    ----      ----    -------
 End of year                                      $333.7        $17.0       $64.6     $66.1     $38.3     $5.7      $9.9    $535.3
                                                  =======       ======      ======    ======    ======    ====      ====    =======

 The accompanying notes are an integral part of these financial statements.

             SAVINGS PLAN FOR SALARIED EMPLOYEES OF
      BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
      ----------------------------------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                      WITH FUND INFORMATION
                   YEAR ENDED DECEMBER 31, 1994
    ---------------------------------------------------------
                        (Dollars in Millions)


                                               State Street  State Street  Fidelity  Fidelity  Bethlehem   Self-
                                                 Selection      Index      Puritan   Magellan    Stock    Managed   Loan   Combined
                                                    Fund         Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----   --------

Investment income
 Net appreciation (depreciation) in fair
   value of investments                                -         $  .1      $(3.7)    $(3.0)    $(4.3)        -        -   $(10.9)
 Interest (Notes C and D)                         $ 20.6             -          -         -        .1         -     $ .5     21.2
 Dividends                                             -             -        4.6       2.0         -         -        -      6.6

Contributions (Note C)
 Participating employees                             8.2            .5        2.9       3.9        .1         -        -     15.6
 Participating employers                               -             -          -         -       7.4         -        -      7.4

Withdrawals and distributions to
    participants (Notes B and E)                   (27.3)          (.6)      (3.9)     (2.3)     (1.9)        -      (.3)   (36.3)
Interfund transfers                                 (9.6)            -        4.1       2.2      (1.0)     $2.7      1.6        -

 Net increase (decrease)                            (8.1)            -        4.0       2.8        .4       2.7      1.8      3.6
Net assets available for benefits
 Beginning of year                                 345.1           8.5       53.5      48.0      39.6         -      7.3    502.0
                                                  -------         -----     ------    ------    ------     -----    -----  -------
 End of year                                      $337.0          $8.5      $57.5     $50.8     $40.0      $2.7     $9.1   $505.6
                                                  =======         =====     ======    ======    ======     =====    =====  =======


   The accompanying notes are an integral part of these financial statements.


                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
             BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
             ----------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE A - DESCRIPTION OF THE PLAN

         The Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies (the "Plan") was adopted by the Board of Directors of Bethlehem Steel Corporation ("Bethlehem") effective as of March 1, 1975. In accordance with the Plan, a trust (the "Trust") was created under a Trust Agreement between Bethlehem and Morgan Guaranty Trust Company of New York (the "Trustee"). Effective January 1, 1987, State Street Bank and Trust Company ("State Street") became the Trustee. At that time, State Street also became the Plan's investment manager. Effective April 27, 1994, the Employee Benefits Administration Committee, consisting of five or more officers and employees of Bethlehem, replaced the separate Savings Plan Committee as the administrator of the Plan.

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

         Administrative costs of the Plan are paid by Bethlehem.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
- -------------------

         The financial statements shown herein are prepared on the accrual basis of accounting.

Investments and Investment Income
- ---------------------------------

         Investments in Bethlehem Common Stock, equity and fixed income securities and mutual funds are valued at fair value based upon the last published quotations for the last business day of the year. Investments in contracts with insurance companies are presented at contract value representing contributions made under the contracts, plus interest at the contract rate, less funds withdrawn (see Note C). Income from investments is recognized as earned.

         For financial reporting and Department of Labor Form 5500 reporting purposes, investment realized and unrealized gains and losses are determined on the basis of beginning of the year fair value or, if acquired during the year, at acquisition cost.

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


NOTE C - CONTRIBUTIONS AND INVESTMENT OPTIONS

         Contributions are paid by Bethlehem to the Trustee on the first banking day of the month following the month for which they were accrued. Before-Tax and After-Tax Employee Contributions are allocated among the State Street Selection Fund, State Street Index Fund, Fidelity Puritan Fund, Fidelity Magellan Fund and Bethlehem Stock Fund in multiples of 1% at each participant's election. Matching Company Contributions are required to be initially invested in the Bethlehem Stock Fund. After a period of two full calendar years, these Matching Company Contributions can be transferred to any of the other available investment funds.

         The State Street Selection Fund is a fixed income fund consisting of investments in fully benefit responsive guaranteed annuity contracts and one immediate participation guarantee contract. The Fund is credited with interest at the rates specified in the applicable contracts, which ranged from 3.55% to 9.37% and 3.50% to 9.37% for the years ended December 31, 1995 and 1994, respectively. The Fund provided a blended interest rate of 6.64% for 1995 and 6.30% for 1994. Interest earned on investments in the State Street Selection Fund is reinvested in that Fund. At December 31, 1995, the State Street Selection Fund held a Metropolitan Life Insurance Company immediate participation guarantee contract with a contract value of $31.9 million at 7.65%. There were no other individual investments, at December 31, 1995, representing 5% or more of the Plan's net assets. As discussed in Note B, the contracts are included in the financial statements at contract value, which approximates fair value, due to their fully benefit responsive nature.

         The State Street Index Fund is a diversified equity investment fund, the Fidelity Puritan Fund is a growth and income mutual fund and the Fidelity Magellan Fund is an equity growth mutual fund. Earnings on investments are reinvested in the fund in which they are earned.

         Contributions to the Bethlehem Stock Fund are used to purchase shares of Bethlehem Common Stock. There were no dividends on Bethlehem Common Stock for 1995 and 1994. The Plan provides that shares of Bethlehem Common Stock may be purchased by the Trustee on the open market or directly from Bethlehem. The Plan also permits, in lieu of cash contributions to the Trustee for the purchase of shares of Bethlehem Common Stock, the transfer by Bethlehem of the necessary number of shares of Bethlehem Common Stock directly to the Trustee. During 1995 and 1994, Matching Company Contributions were made in shares of Bethlehem Common Stock and all other contributions were made in cash.

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


NOTE E - WITHDRAWALS AND DISTRIBUTIONS

         Withdrawals from the funds may be made from time to time in accordance with the provisions of the Plan. However, voluntary withdrawal of the Before-Tax or After-Tax Basic Contributions before the related Matching Company Contributions have vested may result in forfeiture of the Matching Company Contributions and earnings thereon. The forfeitures reduce future Matching Company Contributions. For a participant employed on or before December 31, 1988, Matching Company Contributions for 1989 and later years vest immediately. For a participant employed on or after January 1, 1989, Matching Company Contributions will vest 100% after the participant completes five years of service. Withdrawals of Matching Company Contributions from the Bethlehem Stock Fund may not be made until after the end of the second calendar year following the year of contribution.

         Upon the termination of employment of a participant or in the event of a participant's death, the participant or his beneficiary shall receive the amounts in the investment funds allocated to his account. In lieu of receiving a lump-sum distribution, a participant or his beneficiary may elect to defer payment to a later year or receive installment payments.

         At December 31, 1995 and 1994, the Plan had a $67,161 and $38,041 obligation for withdrawals and distributions processed and approved, but not yet paid to participants (including $38,041 at December 31, 1994, related to individuals who have withdrawn from participation in the Plan). This obligation is reported as a liability for Department of Labor Form 5500 reporting purposes, but not for purposes of these financial statements.

NOTE F - FAIR VALUE OF INVESTMENTS

         Investments valued at fair value are as follows (dollars in millions except per share amounts):

                                                   Fair Value
                                              --------------------
                                 Shares       Per Share     Amount
                                 ------       ---------     ------
December 31, 1995
- -----------------

State Street Index Fund          173,665       $97.062       $16.8

Fidelity Puritan Fund          3,743,974        17.010        63.7

Fidelity Magellan Fund           756,246        85.980        65.0

Bethlehem Stock Fund           2,651,292        13.875        36.8


December 31, 1994
- -----------------

State Street Index Fund          119,907       $70.561       $ 8.5

Fidelity Puritan Fund          3,828,822        14.810        56.7

Fidelity Magellan Fund           748,361        66.800        50.0

Bethlehem Stock Fund           2,099,483        18.000        37.8



NOTE G - TAX STATUS

         Bethlehem has received determinations from the Internal Revenue Service, the most recent of which is dated August 11, 1995, that the Trust forming part of the Plan is a qualified trust within the meaning of Section 401(a) of the Internal Revenue Code and is exempt from Federal income tax under
Section 501(a) of such Code.

         Participants are not subject to Federal income tax on Before-Tax Contributions, on Matching Company Contributions or on earnings credited to their accounts until withdrawal or distribution of such amounts in accordance with the provisions of the Plan.

NOTE H - PARTICIPANTS

         The number of participants who made contributions in each fund was:

                                          Contributing Participants
                                          -------------------------
                                           1995               1994
                                           ----               ----

         State Street Selection Fund      2,865              3,040
         State Street Index Fund            691                552
         Fidelity Puritan Fund            1,669              1,705
         Fidelity Magellan Fund           1,890              1,934
         Bethlehem Stock Fund             3,773              3,972


NOTE I - TERMINATION OF THE PLAN

         Upon termination of the Plan or the complete discontinuance of Matching Company Contributions, the amounts credited to participants' accounts will be fully vested and nonforfeitable.


NOTE J - OTHER MATTERS

         On April 11, 1991, the California Insurance Commission placed Executive Life Insurance Company of California ("ELIC") under conservatorship and placed a moratorium on withdrawals from all Group Annuity Contracts ("GACs") issued by ELIC. At April 30, 1991, the Plan's State Street Selection Fund held an ELIC GAC with a contract value of $7.4 million, maturing on December 31, 1992, at a contract rate of 8.8%. The Plan discontinued further interest accruals on this GAC as of May 1, 1991. Bethlehem has agreed to reimburse the Plan for the difference, if any, between the amount eventually received by the Plan as a result of the resolution of the conservatorship proceedings and the amount of the ELIC GAC balance due (i.e., the principal and accrued interest) under the contract through April 30, 1991. During 1993, a Rehabilitation Plan was approved by the California Insurance Commission and, effective September 3, 1993, the ELIC GAC was assumed by Aurora National Assurance Company, as part of this Rehabilitation Plan. This plan provided contractholders with the option to Opt-In (participate in the Rehabilitation
Plan) or Opt-Out (receive a series of payouts). Effective February 10, 1994, State Street, acting as Investment Manager for the Selection Fund, elected to Opt-Out of the ELIC Rehabilitation Plan. This will result in an estimated total recovery of approximately 85.4%, or $6.4 million of the recorded contract value at December 31, 1993. During 1995 and 1994, approximately $6.0 million in payments were received as part of the Rehabilitation Plan thereby reducing the ELIC GAC's recorded contract value to $1.4 million at December 31, 1995. The remaining payments are estimated to occur during the period from March, 1996, through March, 1998, at which time Bethlehem will make a contribution to fulfill its commitment to the Plan, presently estimated at approximately $1.1 million. Accordingly, no net loss has been recorded for the ELIC GAC, recorded at contract value, in the accompanying financial statements.

         The Plan's State Street Selection Fund also held a Mutual Benefit Life Insurance Company ("MBL") GAC which was scheduled to mature on September 30, 1992, at a contract rate of 8.0%. On July 16, 1991, New Jersey's Department of Insurance placed MBL under rehabilitation and placed a moratorium on withdrawals from all GACs issued by MBL. The Plan continued to accrue interest on this contract; however, effective January 1, 1992, such accruals were reduced from 8.0% to 3.0% as an estimate of the actual interest rate to be determined in the rehabilitation process. On November 10, 1993, the Superior Court of New Jersey approved the Plan of Rehabilitation for MBL. This Rehabilitation Plan provided contractholders with the option to Opt-In (participate in the Rehabilitation
Plan) or Opt-Out (receive a series of payments). Effective March 28, 1994, State Street, acting as Investment Manager for the Selection Fund, elected to Opt-In to the Plan of Rehabilitation. Under this election, the MBL GAC was restructured and issued as a Wrapped Accumulation Contract (WAC) whose assets are invested in a separate account of MBL Life Assurance Corporation (MBLLAC), a wholly-owned subsidiary of MBL. A consortium of insurance companies is guaranteeing the July 16, 1991, contract value and accrued interest through December 31, 1991, valued at approximately $7.2 million for the Plan. Additionally, the Rehabilitation Plan provides for interest on the MBLLAC WAC at a rate of 3.55% for 1995 and 3.5% for 1994. Therefore, the guaranteed value and accrued interest, as determined by the Rehabilitation Plan, is $8.3 million at December 31, 1995. Subsequent to 1994, interest rates are reset annually until final maturity, but cannot go below 0%. The restructured MBLLAC WAC is scheduled to mature in five installments between December 31, 1999, and December 31, 2003. However, should insufficient liquidity exist, each installment can be extended up to an additional seven years, not to extend beyond the period December 31, 2006, through December 31, 2010. Accordingly, no provision for loss has been accrued for the MBL GAC, recorded at contract value, in the accompanying financial statements.

                           REPORT OF INDEPENDENT AUDITORS


To the Participants and Administrator of the Savings Plan for Salaried Employees of
Bethlehem Steel Corporation and Subsidiary Companies

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies at December 31, 1995 and 1994, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

/s/ Price Waterhouse LLP
- -------------------------------------
PRICE WATERHOUSE  LLP

1177 Avenue of the Americas
New York, NY  10036

June 26, 1996

                      CONSENT OF INDEPENDENT AUDITORS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796,
No. 2-67314, No. 33-23516, No. 33-23688, No. 33-52267, No. 33-58019, No.
33-58021 and No. 33-60507) of Bethlehem Steel Corporation of our report dated June 26, 1996, appearing on page 12 of the Annual Report of the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies on Form 11-K for the year ended December 31, 1995.




/s/ Price Waterhouse LLP
- -------------------------------
Price Waterhouse LLP

1177 Avenue of the Americas
New York, NY  10036
June 28, 1996

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



Date:  June 28, 1996

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BETHLEHEM STEEL CORPORATION



                              By   /s/ G. L. Millenbruch
                                   -----------------------------
                                   G. L. Millenbruch
                                   Executive Vice President
                                   and Treasurer
                                   (principal financial officer)



Date:  June 28, 1996