Form 10-Q
period 1996-06-30
BETHLEHEM STEEL CORP /DE/
filed 1996-08-14
CIK 11860

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended June 30, 1996
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

                                     Yes   X       No
                                          ----        ----


Number of Shares of Common Stock Outstanding as of August 9, 1996:
     111,499,223

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                     Page No.
PART I.  Financial Information

Consolidated Statements of Income-
   Three Months and Six Months Ended
   June 30, 1996 and 1995 (unaudited). . . . . . . .     2

Consolidated Balance Sheets-
   June 30, 1996 (unaudited), December 31, 1995
   and June 30, 1995 (unaudited) . . . . . . . . . .     3

Consolidated Statements of Cash Flows-
   Six Months Ended June 30, 1996
   and 1995 (unaudited). . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements . . . . .     5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . .     6


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . .    10

   Item 6.  Exhibits and Reports on Form 8-K . . . .    11


Signatures . . . . . . . . . . . . . . . . . . . . .    12

                          Bethlehem Steel Corporation

                      CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

Three Months Ended                                         Six Months Ended
     June 30                                                    June 30
- -------------------                                       ---------------------

  1996       1995                                            1996        1995
- --------- ---------                                       ---------   ---------

$1,236.9  $1,250.2  Net Sales                             $2,355.4    $2,490.9
- --------- ---------                                       ---------   ---------
                    Costs and Expenses:
 1,092.9   1,061.6    Cost of sales                        2,102.8     2,130.5
    73.2      72.1    Depreciation                           143.1       143.1
                      Selling, administration
    26.1      29.2     and general expense                    52.2        55.8
- --------- ---------                                       ---------   ---------
 1,192.2   1,162.9  Total Costs and Expenses               2,298.1     2,329.4
- --------- ---------                                       ---------   ---------
    44.7      87.3  Income from Operations                    57.3       161.5

                    Financing Income (Expense):
   (14.1)    (16.6)   Interest and other financing costs     (28.1)      (29.8)
     1.5       1.6    Interest and other income                3.0         4.1
- --------- ---------                                       ---------   ---------
    32.1      72.3  Income before Income Taxes                32.2       135.8

    (5.5)    (12.0) Provision for Income Taxes                (5.5)      (23.0)
- --------- ---------                                       ---------   ----------

    26.6      60.3  Net Income                                26.7       112.8

                    Dividends on Preferred and
    10.5      10.7   Preference Stock                         21.0        21.3
- --------- ---------                                       ---------   ---------
                    Net Income Applicable to
$   16.1  $   49.6   Common Stock                         $    5.7    $   91.5
========= =========                                       =========   =========




$   0.14  $   0.45  Net Income per Common Share           $   0.05    $   0.83
   111.1     110.2  Average Primary Shares                   111.0       110.1
                       Outstanding



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem Steel Corporation

                         CONSOLIDATED BALANCE SHEETS
                             (dollars in millions)

                                     ASSETS

                                             June 30    December 31  June 30
                                              1996        1995         1995
                                           (unaudited)              (unaudited)
Current Assets:                            -----------  ----------- -----------
  Cash and cash equivalents                 $   155.6   $   180.0   $   128.6
  Receivables, less allowances                  338.3       374.6       481.3
  Inventories:
    Raw materials                               298.1       335.5       299.0
    Finished and semifinished                   610.5       604.9       614.6
    Contract work-in-progress, less billings     21.6        17.8        23.0
                                            ----------  ----------  ----------
                                                930.2       958.2       936.6
  Other current assets                            8.9        13.0         8.6
                                            ----------  ----------  ----------
Total Current Assets                          1,433.0     1,525.8     1,555.1
Investments and Miscellaneous Assets            113.4       112.3       117.4
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,456.5, $4,329.5 and $4,252.9             2,687.2     2,714.2     2,720.0
Deferred Income Tax Asset - net                 877.2       885.0       881.2
Intangible Asset - Pensions                     463.0       463.0       396.2
                                            ----------  ----------  ----------
Total Assets                                $ 5,573.8   $ 5,700.3   $ 5,669.9
                                            ==========  ==========  ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                          $   392.1   $   381.4   $   389.9
  Accrued employment costs                      308.2       358.0       313.5
  Accrued taxes                                  65.1        72.4        58.5
  Debt and capital lease obligations             71.9        91.5        94.4
  Other current liabilities                     110.8       146.3       122.4
                                            ----------  ----------  ----------
Total Current Liabilities                       948.1     1,049.6       978.7

Pension Liability                             1,115.0     1,115.0     1,038.1
Postretirement Benefits Other Than Pensions   1,423.4     1,415.0     1,422.3
Long-term Debt and Capital Lease Obligations    520.4       546.8       615.7
Other Long-term Liabilities                     316.6       335.6       361.3

Stockholders' Equity:
  Preferred Stock                                11.6        11.6        11.6
  Preference Stock                                2.7         2.6         2.7
  Common Stock                                  113.3       112.7       112.3
  Common Stock held in treasury at cost         (59.4)      (59.4)      (59.4)
  Additional paid-in capital                  1,835.2     1,850.6     1,933.2
  Accumulated deficit                          (653.1)     (679.8)     (746.6)
                                            ----------  ----------  ----------
Total Stockholders' Equity                    1,250.3     1,238.3     1,253.8
                                            ----------  ----------  ----------
Total Liabilities and Stockholders' Equity  $ 5,573.8   $ 5,700.3   $ 5,669.9
                                            ==========  ==========  ==========
The accompanying Notes are an integral part of the
     Consolidated Financial Statements.
                                      - 4 -

                         Bethlehem  Steel  Corporation

                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (dollars in millions)
                                  (unaudited)

                                                   Six Months Ended
                                                        June 30
                                                 ----------------------
                                                    1996         1995
                                                 ---------    ---------
Operating Activities:
   Net income                                    $   26.7     $  112.8

   Adjustments for items not affecting
   cash from operating activities:
      Depreciation                                  143.1        143.1
      Deferred Income Taxes                           5.5         22.0
      Other - net                                     8.9         (3.6)

   Working capital (excluding financing
   and investing activities):
      Receivables - operating                       (23.6)        38.1
      Receivables - sold                             60.0          -
      Inventories                                    28.0        (53.4)
      Accounts payable                               10.5          2.9
      Employment costs and other                    (72.1)       (33.9)

   Other - net                                       (6.1)       (31.3)
                                                 ---------    ---------
Cash Provided from Operating Activities             180.9        196.7
                                                 ---------    ---------
Investing Activities:
   Capital expenditures                            (136.8)      (119.9)
   Cash proceeds from asset sales and other           5.3         12.3
                                                 ---------    ---------
Cash Used for Investing Activities                 (131.5)      (107.6)
                                                 ---------    ---------
Financing Activities:
   Pension expense                                   95.0        106.5
   Pension funding                                  (95.0)      (155.0)
   Long-term debt and capital lease borrowings        1.5          2.7
   Long-term debt and capital lease payments        (46.0)       (48.8)
   Cash dividends paid                              (20.2)       (20.2)
   Other payments                                    (9.1)        (5.2)
                                                 ---------    ---------
Cash Used for Financing Activities                  (73.8)      (120.0)
                                                 ---------    ---------
Net Decrease in Cash and Cash Equivalents           (24.4)       (30.9)
Cash and Cash Equivalents - Beginning of Period     180.0        159.5
                                                 ---------    ---------
                        - End of Period          $  155.6     $  128.6
                                                 =========    =========

Supplemental Cash Payment Information:
   Interest, net of amount capitalized           $   27.4     $   32.9
   Income taxes                                  $    3.3     $    -

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.     Segment Results (dollars in millions):

                                                    (unaudited)



                                    1996                    1995
                              ------------------- -----------------------------
                              Second    First     Fourth    Third     Second
                              Quarter   Quarter   Quarter   Quarter   Quarter
                              --------- --------- --------- --------- ---------

Net Sales:
 Basic Steel Operations       $1,216.4  $1,095.4  $1,130.4  $1,210.6  $1,225.4
 Steel Related Operations         32.8      32.2      28.6      23.8      29.4
 Eliminations                    (12.3)     (9.1)     (7.1)     (9.7)     (4.6)
                              --------- --------- --------- --------- ---------
   Total                      $1,236.9  $1,118.5  $1,151.9  $1,224.7  $1,250.2
                              ========= ========= ========= ========= =========
Operating Income (Loss):
 Basic Steel Operations       $   52.5  $   21.4  $   66.5  $   67.5  $   97.6
 Steel Related Operations         (7.8)     (8.8)    (15.2)    (11.4)    (10.3)
                              --------- --------- --------- --------- ---------
   Total                      $   44.7  $   12.6  $   51.3  $   56.1  $   87.3
                              ========= ========= ========= ========= =========
Shipments
 (thousands of net tons):
 Basic Steel Operations          2,315     2,103     2,143     2,291     2,263
                              ========= ========= ========= ========= =========
Raw Steel Production
 (thousands of net tons):
 Basic Steel Operations          2,417     2,259     2,533     2,565     2,729
                              ========= ========= ========= ========= =========


2. The Consolidated Financial Statements as of and for the three month and six month periods ended June 30, 1996 and 1995 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.

3. These Consolidated Financial Statements should be read together with the 1995 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                        MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Review of Results:

Second Quarter and First Six Months 1996
Second Quarter and First Six Months 1995

    Bethlehem Steel Corporation reported net income of $27 million, on sales of $1.24 billion, for the second quarter of 1996, an improvement of $27 million over the breakeven performance for the first quarter of 1996. Net income was $60 million, on sales of $1.25 billion, for the second quarter of 1995. Income applicable to common stock for the second quarter of 1996 was $.14 per common share, compared to $.45 per common share for the second quarter of 1995.

    For the first six months of 1996, net income was $27 million, on sales of $2.36 billion, compared to net income of $113 million, on sales of $2.49 billion, for the first six months of 1995. Income applicable to common stock was $.05 per common share, compared to $.83 per common share for the first six months of 1995.


Segment Results

    Basic Steel Operations. The Basic Steel Operations segment had income from operations of $53 million on shipments of 2,315,000 tons for the second quarter of 1996, compared to income from operations of $98 million on shipments of 2,263,000 tons for the second quarter of 1995. Segment results declined from a year ago principally due to lower realized prices and, to a lesser extent, start-up costs related to Bethlehem's upgraded structural mill, partially offset by an improved mix from higher coated and cold-rolled shipments and lower operating costs at Bethlehem's flat-rolled operations.

    Second quarter 1996 income from operations improved $31 million from the first quarter of 1996 principally due to higher shipments at Burns Harbor and Sparrows Point and lower operating costs. Average realized prices were slightly better reflecting implementation of price increases for sheet and plate products in Bethlehem's short-term markets and from slightly higher sales of raw materials and other products. However, product mix was less favorable because of higher hot rolled and structural shipments.

    For the first six months of 1996, this segment had income from operations of $74 million, a decrease of $103 million from the same period last year, primarily reflecting lower realized prices. Lower shipments were offset by an improved product mix and lower costs.

    Steel Related Operations. The Steel Related Operations segment (BethForge, CENTEC and BethShip) reported losses from operations of $8 million and $17 million for the second quarter and first six months of 1996, compared to losses of $10 million and $15 million for the second quarter and first six months of 1995.


Liquidity and Capital Structure

    At June 30, 1996, total liquidity, comprising cash, cash equivalents and funds available under Bethlehem's bank credit arrangements, totaled $486 million, compared to $512 million at December 31, 1995, and $555 million at June 30, 1995. At June 30, 1996, funds available under Bethlehem's bank credit arrangements totaled $330 million.

    Cash provided from operating activities for the first six months of 1996, including selling accounts receivable under Bethlehem's credit arrangements of $60 million, was $181 million, compared to $197 million for the first six months of 1995. Principal uses of cash during the first six months of 1996 included capital expenditures, pension funding and debt repayments.

    Capital expenditures were $137 million for the first six months of 1996, compared to $120 million during the year-earlier period. Capital expenditures are currently expected to be about $300 million in 1996, compared to $267 million in 1995. Major capital projects include improvements at Burns Harbor's 160" Plate Mill and Hot Strip Mill. Bethlehem contributed $85 million to its pension fund during the second quarter of 1996, for a total of $95 million so far this year. Bethlehem repaid $46 million of debt and capital lease obligations during the first six months of 1996 and expects to repay about $40 million of such obligations during the remainder of the year.

    Principal uses of cash during the remainder of 1996 include additional pension funding, capital expenditures and the repayment of debt and capital lease obligations. Bethlehem expects to maintain an adequate level of liquidity from cash flow from operations, reductions in working capital and available borrowings under its bank credit arrangements.


Labor Negotiations

    Bethlehem's labor agreement with the United Steelworkers of America (USWA) provided for reopener negotiations in 1996 of wage and certain benefit provisions (excluding pensions and health care benefits) and for resolving issues in final offer interest arbitration without any strike or lockout. The labor agreement covers the Burns Harbor and Sparrows Point Divisions, Bethlehem Structural Products Corporation and BethForge, Inc. The parties did not reach a settlement and Bethlehem and the USWA submitted their final offers to arbitration.

    The arbitrator reached a decision to accept Bethlehem's contract proposal. The revisions to the contract, which are effective August 1, 1996, will result in an increase to Bethlehem's represented employees' wage and benefit cost per hour of about 3% per year for the term of the agreement which expires August 1, 1999. With this contract reopener finalized, Bethlehem will continue to work with the Union and its employees to improve its productivity and competitiveness.


GM Supplier of the Year

    Bethlehem was selected by General Motors as a 1995 Supplier of the Year -- the only steel producing company in the world to be so honored. To win a Supplier of the Year award, a supplier must meet a number of challenging criteria. Bethlehem's Burns Harbor Division supplies high-quality steel used in General Motors cars, vans, pickups and sport-utility vehicles. Recently, Bethlehem's business with General Motors has been growing and this includes the transition to Bethlehem products for their Saturn line. This transition is on schedule and Bethlehem expects that General Motors will be using Bethlehem's products exclusively starting in the third quarter.


Dividends

    On July 31, 1996, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable September 10, 1996, to holders of record on August 9, 1996. No dividend was declared on Bethlehem's Common Stock.


Outlook

    Bethlehem believes that the U.S. economy, which has recently experienced relatively strong economic activity, will resume its course of moderate and sustainable growth and low inflation. Bethlehem believes that this is a good economic environment for the steel industry and its customers. Demand for Bethlehem's steel products is strong, inventories at the customer level are relatively low and Bethlehem has a good backlog of orders. Currently, certain of Bethlehem's flat-rolled products are on controlled acceptance plans and Bethlehem continues to work on implementing its previously announced price increases for sheet and plate products in its short-term markets for third quarter deliveries.

    With respect to Bethlehem's operations, its flat-rolled businesses are currently running at relatively high operating rates and Bethlehem believes that they will continue to do so for the balance of the year. Bethlehem's Pennsylvania Steel Technologies, Inc. business unit is continuing to increase the utilization of its new steelmaking equipment and its new rail head-hardening facility is producing high quality product.

    The Bethlehem, Pa. based structural and forging operations are continuing to work through their transition of having shut down their iron and steelmaking facilities late last year, obtaining their semifinished steel from other sources and starting up facilities that were recently upgraded. They have been experiencing operating losses and are being closely monitored as to their progress and outlook. Bethlehem's strategy continues to be that all of its businesses must achieve satisfactory performance or Bethlehem will consider exiting them by sale or shutdown, as appropriate.

    Competition remains intense in all of Bethlehem's markets as new capacity continues to enter the marketplace. Also, Bethlehem believes import levels may increase somewhat later this year. Bethlehem is responding to these challenges by continuing to increase the utilization and efficiency of its production facilities, investing in facilities that will grow its business where Bethlehem believes there are good market opportunities, divesting assets that do not fit with Bethlehem's strategic plan and pursuing cost reduction and working capital improvement throughout the Corporation.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.


    Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at June 30, 1996.

    On July 31, 1996, the EPA issued an Administrative Complaint alleging that Bethlehem violated the Comprehensive Environmental Response, Compensation and Liability Act by failing to report until January 31, 1995 releases in excess of the reportable quantity of sodium nitrite on each of twenty days in January 1995. The Complaint sets forth a proposed civil penalty of $148,500.
Bethlehem will file an answer and request for hearing and will request a settlement conference. If settlement discussions are unsuccessful, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

Item 6.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits.

         The following is an index of the exhibits included in this Report on Form 10-Q:

          11.  Statement Regarding Computation of Earnings Per Share.

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by Bethlehem during the quarter ended June 30, 1996.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, Bethlehem Steel Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Bethlehem Steel Corporation
                                        (Registrant)
                                  by:


                                  /s/ L. A. Arnett
                                  -------------------------------
                                  L. A. Arnett
                                  Vice President and Controller
                                  (principal accounting officer)

Date: August 13, 1996

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



27         Financial Data Schedule

                                                             EXHIBIT (11)

                   Bethlehem Steel Corporation

           Statement Regarding Computation of Earnings Per Share

    (dollars in millions and shares in thousands, except per share data)

   Three Months                                                                Six Months
   Ended June 30                                                              Ended June 30
  ---------------                                                            ---------------
  1996       1995        Primary Earnings Per Share                          1996       1995
  ----       ----        --------------------------                          ----       ----
  $26.6      $60.3    Net Income                                             $26.7     $112.8
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                              (5.0)      (5.0)
   (3.1)      (3.1)     $5.00 Preferred Dividend                              (6.3)      (6.3)
   (4.5)      (4.5)     $3.50 Preferred Dividend                              (9.0)      (9.0)
   (0.4)      (0.6)     5% Preference Dividend                                (0.8)      (1.0)
- --------   --------                                                        --------   --------
  (10.5)     (10.7)         Total Preferred and Preference Dividends         (21.0)     (21.3)
- --------   --------                                                        --------   --------
  $16.1      $49.6    Net Income Applicable to Common Stock                   $5.7      $91.5
========   ========                                                        ========   ========
                      Average Shares of Common Stock and
                      Equivalents Outstanding:
111,128    110,163      Common Stock                                       110,963    110,071
      1          8      Stock Options                                            3         22
- --------   --------                                                        --------   --------
111,129    110,171              Total                                      110,966    110,093
========   ========                                                        ========   ========
  $0.14      $0.45    Primary Earnings Per Share                             $0.05      $0.83
========   ========                                                        ========   ========
                        Fully Diluted Earnings Per Share
                        --------------------------------
  $26.6      $60.3    Net Income                                             $26.7     $112.8
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                              (5.0)      (5.0)
   (3.1)      (3.1)     $5.00 Preferred Dividend                              (6.3)      (6.3)
   (4.5)       -        $3.50 Preferred Dividend                              (9.0)       -
   (0.4)       -        5% Preference Dividend                                (0.8)       -
- --------   --------                                                        --------   --------
  $16.1      $54.7    Net Income Applicable to Common Stock                   $5.7     $101.5
========   ========                                                        ========   ========
                      Average Shares of Common Stock and Equivalents and
                      Other Potentially Dilutive Securities Outstanding:
111,128    110,163      Common Stock                                       110,963    110,071
      1         12      Stock Options                                            3         24
   *          *         $2.50 Preferred Stock                                 *          *
   *          *         $5.00 Preferred Stock                                 *          *
   *        12,255      $3.50 Preferred Stock                                 *        12,255
   *         2,673      5% Preference Stock                                   *         2,673
- --------   --------                                                        --------   --------
111,129    125,102              Total                                      110,966    125,022
========   ========                                                        ========   ========
  $0.14      $0.44    Fully Diluted Earnings Per Share                       $0.05      $0.81
========   ========                                                        ========   ========

*  Antidilutive