Form 10-Q
period 1996-09-30
BETHLEHEM STEEL CORP /DE/
filed 1996-10-30
CIK 11860

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended September 30, 1996
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


Number of Shares of Common Stock Outstanding as of October 28, 1996:
     111,653,279

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   INDEX


                                                                Page No.
PART I.  Financial Information

Consolidated Statements of Income-
   Three Months and Nine Months Ended September 30, 1996
   and 1995 (unaudited). . . . . . . . . . . . . . . . . . .         2

Consolidated Balance Sheets-
   September  30, 1996 (unaudited), December 31, 1995
   and September 30, 1995 (unaudited). . . . . . . . . . . .         3

Consolidated Statements of Cash Flows-
   Nine Months Ended September 30, 1996
   and 1995 (unaudited). . . . . . . . . . . . . . . . . . .         4

Notes to Consolidated Financial Statements . . . . . . . . .         5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . . . . . .         6


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . .        11

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .        12


Signatures . . . . . . . . . . . . . . . . . . . . . . . . .        13

                             Bethlehem Steel Corporation

                        CONSOLIDATED  STATEMENTS  OF  INCOME
               (dollars and shares in millions, except per share data)
                                     (unaudited)

Three Months Ended                                       Nine Months Ended
   September 30                                             September 30
--------------------                                     --------------------
   1996       1995                                          1996       1995
---------  ---------                                     ---------  ---------

$1,174.6   $1,224.7   Net Sales                          $3,530.0   $3,715.6
---------  ---------                                     ---------  ---------

                      Costs and Expenses:
 1,043.3    1,069.6     Cost of sales                     3,146.1    3,200.1
    65.5       70.1     Depreciation                        208.6      213.2
                        Selling, administration
    26.0       28.9      and general expense                 78.2       84.7
    15.0        0.0     Estimated restructuring loss         15.0        0.0
---------  ---------                                     ---------  ---------
 1,149.8    1,168.6   Total Costs and Expenses            3,447.9    3,498.0
---------  ---------                                     ---------  ---------
    24.8       56.1   Income from Operations                 82.1      217.6

                      Financing Income (Expense):
   (13.1)     (15.8)    Interest and other financing        (41.2)     (45.6)
     1.5        1.6     Interest and other income             4.5        5.7
---------  ---------                                     ---------  ---------
    13.2       41.9   Income before Income Taxes             45.4      177.7

    (2.2)      (7.5)  Provision for Income Taxes             (7.7)     (30.5)
---------  ---------                                     ---------  ---------
    11.0       34.4   Net Income                             37.7      147.2

                      Dividends on Preferred and
    10.5       10.6        Preference Stock                  31.5       31.9
---------  ---------                                     ---------  ---------

                      Net Income Applicable to
$    0.5   $   23.8        Common Stock                  $    6.2   $  115.3
=========  =========                                     =========  =========


$   0.00   $   0.22   Net Income per Common Share        $   0.06   $   1.05

   111.5      110.5   Average Primary Shares Outstanding    111.1      110.2


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation
                         CONSOLIDATED  BALANCE  SHEETS
                             (dollars in millions)

                                    ASSETS

                                         September 30   December 31   September 30
                                            1996            1995           1995
                                          (unaudited)                  (unaudited)
                                         ------------   -----------   ------------
Current Assets:
  Cash and cash equivalents              $   106.3      $   180.0     $   102.4
  Receivables, less allowances               327.9          374.6         523.3
  Inventories:
    Raw materials                            307.3          335.5         321.3
    Finished and semifinished                623.3          604.9         568.4
    Contract work-in-progress, less
      billings                                19.0           17.8          21.1
                                         ------------   -----------   ------------
                                             949.6          958.2         910.8
  Other current assets                         9.4           13.0          14.2
                                         ------------   -----------   ------------
Total Current Assets                       1,393.2        1,525.8       1,550.7
Investments and Miscellaneous Assets         113.3          112.3         121.0
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,476.6, $4,329.5 and $4,298.0          2,670.0        2,714.2       2,732.0
Deferred Income Tax Asset - net              875.0          885.0         873.7
Intangible Asset - Pensions                  463.0          463.0         391.3
                                         ------------   -----------   ------------
Total Assets                             $ 5,514.5      $ 5,700.3     $ 5,668.7
                                         ============   ===========   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                       $   394.0      $   381.4     $   388.8
  Accrued employment costs                   313.7          358.0         334.7
  Accrued taxes                               62.3           72.4          65.1
  Debt and capital lease obligations          61.5           91.5          94.1
  Other current liabilities                   98.6          146.3         126.4
                                         ------------   -----------   ------------
Total Current Liabilities                    930.1        1,049.6       1,009.1

Pension Liability                          1,101.7        1,115.0       1,020.9
Postretirement Benefits Other Than         1,419.5        1,415.0       1,422.9
  Pensions
Long-term Debt and Capital Lease             499.5          546.8         585.2
  Obligations
Other Long-term Liabilities                  310.1          335.6         350.1

Stockholders' Equity:
  Preferred Stock                             11.6           11.6          11.6
  Preference Stock                             2.6            2.6           2.6
  Common Stock                               113.6          112.7         112.5
  Common Stock held in treasury at cost      (59.4)         (59.4)        (59.4)
  Additional paid-in capital               1,827.3        1,850.6       1,925.4
  Accumulated deficit                       (642.1)        (679.8)       (712.2)
                                         ------------   -----------   ------------
Total Stockholders' Equity                 1,253.6        1,238.3       1,280.5
                                         ------------   -----------   ------------
Total Liabilities and Stockholders'
  Equity                                 $ 5,514.5      $ 5,700.3     $ 5,668.7
                                         ============   ===========   ============

The accompanying Notes are an integral part of the Consolidated Financial Statements.

<PAGE 5>
                            Bethlehem  Steel  Corporation

                      CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                (dollars in millions)
                                     (unaudited)

                                                  Nine Months Ended
                                                    September 30
                                                  -----------------
                                                   1996          1995
                                                   ----          ----
Operating Activities:
   Net income                                  $    37.7     $   147.2

   Adjustments for items not affecting cash
      from operating activities:
      Estimated Restructuring Loss                  15.0           0.0
      Depreciation                                 208.6         213.2
      Deferred Income Taxes                          7.7          29.5
      Other - net                                   11.2          (4.4)

   Working capital (excluding financing and
      investing activities):
      Receivables - operating                      (13.2)         (3.8)
      Receivables - sold                            60.0           0.0
      Inventories                                    8.9         (27.4)
      Accounts payable                              12.5           1.8
      Employment costs and other                   (80.9)         (8.9)

   Other - net                                      (1.2)        (38.5)
                                               ----------    ----------
Cash Provided from Operating Activities            266.3         308.7
                                               ----------    ----------
Investing Activities:
   Capital expenditures                           (205.8)       (204.9)
   Cash proceeds from asset sales and other          6.0          13.9
                                               ----------    ----------
Cash Used for Investing Activities                (199.8)       (191.0)
                                               ----------    ----------
Financing Activities:
   Pension expense                                 141.7         159.2
   Pension funding                                (155.0)       (220.0)
   Long-term debt and capital lease borrowings       2.4           3.1
   Long-term debt and capital lease payments       (77.4)        (79.7)
   Cash dividends paid                             (30.3)        (30.3)
   Other payments                                  (21.6)         (7.1)
                                               ----------    ----------
Cash Used for Financing Activities                (140.2)       (174.8)
                                               ----------    ----------
Net Decrease in Cash and Cash Equivalents          (73.7)        (57.1)
Cash and Cash Equivalents- Beginning of Period     180.0         159.5
                                               ----------    ----------
                         - End of Period       $   106.3     $   102.4
                                               ==========    ==========
Supplemental Cash Payment Information:
   Interest, net of amount capitalized         $    41.2     $    53.9
   Income taxes                                $     3.3     $     0.0

The accompanying Notes are an integral part of the Consolidated Financial Statements.

              NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS

 1. On October 30, 1996, Bethlehem's Board of Directors approved a plan to sell certain business units and to recognize an impaired asset that will result in recognizing an after tax restructuring charge of about $375 million in fourth quarter of 1996.

 2.  Segment Results (dollars in millions):

                                             (unaudited)

                                       1996                    1995
                            ---------------------------- -------------------
                            Third     Second     First    Fourth     Third
                            Quarter   Quarter   Quarter   Quarter   Quarter
                           --------- --------- --------- --------- ---------
Net Sales:
 Basic Steel Operations    $1,142.6  $1,216.4  $1,095.4  $1,130.4  $1,210.6
 Steel Related Operations      42.8      32.8      32.2      28.6      23.8
 Eliminations                 (10.8)    (12.3)     (9.1)     (7.1)     (9.7)
                           --------- --------- --------- --------- ---------
   Total                   $1,174.6  $1,236.9  $1,118.5  $1,151.9  $1,224.7
                           ========= ========= ========= ========= =========
Operating Income (Loss):
 Basic Steel Operations    $   31.8 *$   52.5  $   21.4  $   66.5  $   67.5
 Steel Related Operations      (7.0)     (7.8)     (8.8)    (15.2)    (11.4)
                           --------- --------- --------- --------- ---------
   Total                   $   24.8  $   44.7  $   12.6  $   51.3  $   56.1
                           ========= ========= ========= ========= =========
Shipments
 (thousands of net tons):
 Basic Steel Operations       2,200     2,315     2,103     2,143     2,291
                           ========= ========= ========= ========= =========
Raw Steel Production
 (thousands of net tons):
 Basic Steel Operations       2,359     2,417     2,259     2,533     2,565
                           ========= ========= ========= ========= =========

*Includes restructuring charge of $15 million in connection with the sale and lease of Bethlehem's Eagle Nest coal mine.


3. The Consolidated Financial Statements as of and for the three month and nine month periods ended September 30, 1996 and 1995 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.

4. These Consolidated Financial Statements should be read together with the 1995 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                        MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Review of Results:

Third Quarter and First Nine Months 1996
Third Quarter and First Nine Months 1995


    Bethlehem reported net income of $11 million, on sales of $1.17 billion, for the third quarter of 1996 compared to net income of $34 million, on sales of $1.22 billion, for the third quarter of 1995. After deducting preferred dividends, net income per common share was break-even for the third quarter of 1996 compared to $.22 for the third quarter of 1995. Third quarter results included a previously announced restructuring charge of $15 million related to the sale and lease of certain assets of Bethlehem's Eagle Nest coal mine. Without this charge, net income for the third quarter would have been $23 million, or $.12 per common share.

    For the first nine months of 1996, net income was $38 million, on sales of $3.53 billion, compared to net income of $147 million, on sales of $3.72 billion, for the first nine months of 1995. Income applicable to common stock was $.06 per common share, compared to $1.05 per common share in 1995.


Segment Results

    Basic Steel Operations. The Basic Steel Operations segment had income from operations of $32 million and $106 million for the third quarter and first nine months of 1996 compared to income from operations of $68 million and $244 million for the third quarter and first nine months of 1995. Income from operations, excluding the effects of the restructuring charge, was $47 million for the third quarter and $121 million for the first nine months of 1996.

    Third quarter results declined from a year ago principally from lower realized prices, lower shipments and the restructuring charge. This was partially offset by an improved mix from a higher percentage of coated and cold-rolled shipments and improved costs at Bethlehem's flat-rolled operations. Income from operations for the first nine months of 1996 decreased from the first nine months of 1995 primarily due to lower realized prices for sheet products. Third quarter 1996 income from operations declined from the second quarter of 1996 principally due to the previously discussed restructuring charge and lower shipments.

    During the third quarter, Bethlehem's Burns Harbor Division completed its "Big Heat" project that will increase its steelmaking capability by nearly 400,000 tons per year. This additional steelmaking capability will reduce Burns Harbor's need for purchasing higher cost semi-finished steel. The construction of the Chicago Cold Rolling Joint Venture is progressing on schedule and is expected to commence operations later this year.

    Steel Related Operations. The Steel Related Operations segment (BethForge, CENTEC and BethShip) reported losses from operations of $7 million and $24 million for the third quarter and first nine months of 1996, compared to losses of $11 million and $27 million for the third quarter and first nine months of 1995.


Liquidity and Capital Structure

    At September 30, 1996, total liquidity, comprising cash, cash equivalents and funds available under Bethlehem's bank credit arrangements, totaled $421 million compared to $512 million at December 31, 1995, and $530 million at September 30, 1995. At September 30, 1996, funds available under Bethlehem's bank credit arrangements totaled $315 million.

    Cash provided from operating activities for the first nine months of 1996 was $266 million, including proceeds of $60 million from the sale of accounts receivable under Bethlehem's credit arrangements. This compares to $309 million for the first nine months of 1995. Principal uses of cash during the first nine months of 1996 included capital expenditures, pension funding and debt repayments. Capital expenditures were $206 million for the first nine months of 1996 compared to $205 million during the year-earlier period. Capital expenditures are currently expected to be about $275 million in 1996. Major capital projects include improvements at Burns Harbor's 160" Plate Mill and Hot Strip Mill.

    Bethlehem contributed $60 million to its pension fund during the third quarter of 1996, for a total of $155 million so far this year. Additional contributions to the pension fund will be made during the fourth quarter 1996, as appropriate. Bethlehem repaid $77 million of debt and capital lease obligations during the first nine months of 1996 and expects to repay about $15 million of such obligations during the remainder of the year.

    Bethlehem expects to maintain an adequate level of liquidity from cash flow from operations, reductions in working capital and available borrowings under its credit arrangements.

Comprehensive Restructuring Plan

    Bethlehem's Board of Directors has approved a comprehensive restructuring plan to improve financial performance and stockholder value. The plan relates to Bethlehem Structural Products Corporation's Structural Mill, BethForge, Inc., CENTEC Roll Corporation and BethShip Inc.'s Sparrows Point Yard. Bethlehem plans to sell these businesses to qualified buyers. If sales cannot be completed, the operations will be shut down and efforts will continue thereafter to sell the businesses and, if this is not possible, the assets will be sold. In addition, although the Coke Division at Bethlehem, Pennsylvania, will continue to operate as a part of Bethlehem, it will be written off as an impaired asset in accordance with generally accepted accounting principles. As a result of this Plan, Bethlehem anticipates that it will recognize an after-tax restructuring charge of about $375 million in the fourth quarter of 1996.

    Bethlehem believes that the Plan is consistent with its Vision, Objectives and Strategy and was made in the overall best interests of its stockholders, employees and other constituents.

    The affected businesses, which comprise less than 10% of Bethlehem's total revenues, have continued to be unprofitable, even with efforts to modernize and improve them. The decisions will enhance its future performance and are in accordance with Bethlehem's basic strategy of concentrating on its core steel businesses, rebuilding its financial strength and improving continuously in everything it does.

    The Plan will include four principal areas of focus and responsibility.

    First, these businesses will be operated for a period of time while efforts to sell them are being made. Bethlehem will coordinate closely with its customers, suppliers and others and will complete all orders that are accepted.

    Second, Bethlehem will begin an immediate effort to sell these businesses. Bethlehem will be working with financial advisors, the United Steelworkers' representatives and others in order to sell these businesses to qualified buyers. It is hoped that the businesses will continue to be operated under new ownership. If they cannot be sold in a scheduled period of time, they will be shut down in an orderly manner and efforts to sell the businesses in total or as individual assets will continue.

    Third, employee benefits, training and outplacement will be provided to all affected employees. Outplacement and training, with the assistance of outside professional services, will be provided to both hourly and salaried employees.

    Fourth, the development of Bethlehem Steel's properties on the south side of Bethlehem, Pennsylvania, will continue. Bethlehem will continue to advance the prompt revitalization of these properties.

    Located in Bethlehem, Pennsylvania, Bethlehem Structural Products Corporation produces structural steel shapes and piling for the construction market. Its principal operating facilities include a 40-inch blooming mill and a 44-inch combination rolling mill and currently employs about 900. In the fourth quarter of 1995, Bethlehem discontinued its iron and steelmaking operations at Bethlehem Structural Products Corporation and upgraded the 44-inch structural rolling mill in an effort to reduce costs and improve performance. This structural mill currently obtains its semi-finished steel requirements from Bethlehem's subsidiary, Pennsylvania Steel Technologies, Inc., and the Sparrows Point Division as well as from outside suppliers.

    The Bethlehem Coke Division, which operates two coke oven batteries at Bethlehem, Pennsylvania, will continue to produce coke for Bethlehem's Sparrows Point and Burns Harbor Divisions, and for trade customers. It currently employs about 600.

    BethForge, Inc., located in Bethlehem, Pennsylvania., manufactures and fabricates forged steel products for the metalworking, electrical power generating and nuclear industries from steel ingots produced at Pennsylvania Steel Technologies, Inc. It currently employs about 500.

    Also located in Bethlehem, Pennsylvania, CENTEC Roll Corporation produces centrifugally cast rolls for the metal working industry and currently employs about 135.

    BethShip, Inc. operates a ship repair yard at Sparrows Point, Maryland, which repairs and services ships and fabricates industrial products. It currently employs about 700.


Dividends

    On October 30, 1996, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable December 10, 1996, to holders of record on November 12, 1996. No dividend was declared on Bethlehem's Common Stock.


Outlook

    Bethlehem believes that the U.S. economy will continue on a course of moderate and sustainable growth and low inflation. Demand from the major steel consuming sectors continues to be relatively good. Currently, Bethlehem has a good backlog of orders and is working to implement its previously announced price increases in its short- term markets.

    Competition remains intense in all of Bethlehem's markets, particularly as certain existing capacity resumes operation and new capacity enters the marketplace. Bethlehem is concerned about, and is monitoring closely, the increase of unfairly traded imports in recent months. Bethlehem is continuing to increase the utilization and efficiency of its production facilities and pursuing cost reduction and working capital improvement throughout the Corporation. Bethlehem is also investing in facilities that will grow its business and will continue to divest businesses that do not achieve satisfactory performance or fit with its strategy of concentration on steel and rebuilding its financial strength.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

    Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests.

    On December 6, 1995, the Pennsylvania Department of Environmental Protection issued a notice alleging violations by Bethlehem of the Pennsylvania Air Pollution Control Act based on sulfur dioxide emissions exceeding plan approval limits for new steelmaking facilities at Pennsylvania Steel Technologies, Inc. The parties have negotiated a consent order which will require Bethlehem to install additional control equipment by October 31, 1997, to pay a civil penalty of $95,000, and to make additional civil penalty payments of $5,400 for each month from July 1996 until the earlier of October 1997 or the start-up of a proposed sulfur dioxide scrubber.

    The following previously reported proceeding had developments during the third quarter of 1996:

    On July 31, 1996, the Environmental Protection Agency issued an Administrative Complaint alleging that Bethlehem violated the Comprehensive Environmental Response, Compensation and Liability Act by failing to report until January 31, 1995 releases in excess of the reportable quantity of sodium nitrite at the Burns Harbor Division on each of twenty days in January 1995. The Complaint sets forth a proposed civil penalty of $148,500. Bethlehem filed an answer and request for hearing on August 19, 1996 and has requested a settlement conference. If settlement discussions are unsuccessful, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

    Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at September 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits.

         The following is an index of the exhibits included in this Report on Form 10-Q:

          11.  Statement Regarding Computation of Earnings Per Share.

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by Bethlehem during the quarter ended September 30, 1996.

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

Date: October 30, 1996

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



27         Financial Data Schedule

                                                             EXHIBIT (11)

                             Bethlehem Steel Corporation

           Statement Regarding Computation of Earnings Per Share

        (dollars in millions and shares in thousands, except per share data)

   Three Months                                                        Nine Months
Ended September 30                                                  Ended September 30
  1996       1995        Primary Earnings Per Share                 1996       1995
  ----       ----        --------------------------                 ----       ----

  $11.0      $34.4    Net Income                                    $37.7     $147.2
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                     (7.5)      (7.5)
   (3.2)      (3.1)     $5.00 Preferred Dividend                     (9.4)      (9.4)
   (4.5)      (4.5)     $3.50 Preferred Dividend                    (13.5)     (13.4)
   (0.3)      (0.5)     5% Preference Dividend                       (1.1)      (1.6)
--------   --------                                                -------    -------
  (10.5)     (10.6)       Total Preferred and Preference Dividends  (31.5)     (31.9)
--------   --------                                                -------    -------
   $0.5      $23.8    Net Income Applicable to Common Stock          $6.2     $115.3
========   ========                                                =======    =======
                      Average Shares of Common Stock and
                      Equivalents Outstanding:
111,477    110,454      Common Stock                               111,135    110,200
    -            9      Stock Options                                    2         18
--------   --------                                                -------    -------
111,477    110,463              Total                              111,137    110,218
--------   --------                                                -------    -------
  $0.00      $0.22    Primary Earnings Per Share                     $0.06      $1.05
========   ========                                                =======    =======
                        Fully Diluted Earnings Per Share
  $11.0      $34.4    Net Income                                     $37.7     $147.2
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                     (7.5)      (7.5)
   (3.2)      (3.1)     $5.00 Preferred Dividend                     (9.4)      (9.4)
   (4.5)      (4.5)     $3.50 Preferred Dividend                    (13.5)     (13.4)
   (0.3)       -        5% Preference Dividend                       (1.1)       -
--------   --------                                                -------    -------
   $0.6      $24.3    Net Income Applicable to Common Stock          $6.2     $116.9
========   ========                                                =======    =======
                      Average Shares of Common Stock and Equivalents and
                      Other Potentially Dilutive Securities Outstanding:
111,477    110,454      Common Stock                              111,135    110,200
    -            9      Stock Options                                   2         19
    *           *       $2.50 Preferred Stock                           *          *
    *           *       $5.00 Preferred Stock                           *          *
    *           *       $3.50 Preferred Stock                           *          *
    *        2,616      5% Preference Stock                             *      2,616
--------   --------                                                -------    -------

111,477    113,079              Total                             111,137    112,835
========   ========                                                =======    =======
  $0.00      $0.21    Fully Diluted Earnings Per Share              $0.06      $1.04
========   ========                                                =======    =======


* Antidilutive