Form 10-K
period 1996-12-31
BETHLEHEM STEEL CORP /DE/
filed 1997-03-26
CIK 11860

                                                                         1996
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 F O R M  10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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


Aggregate Market Value of Voting Stock held by Non-Affiliates:  919,398,299
    The amount shown is based on the closing price of Bethlehem Common Stock on the New York Stock Exchange Composite Tape on March 21, 1996. Voting stock held by directors and executive officers of Bethlehem is not included in the computation. However, Bethlehem has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of Shares of Common Stock outstanding as of March 21, 1997: 112,061,570

DOCUMENTS INCORPORATED BY REFERENCE:

    Selected portions of the 1996 Annual Report to Stockholders of Bethlehem Steel Corporation are incorporated by reference into Part II of this Report on Form 10-K.

    Selected portions of the 1997 Proxy Statement of Bethlehem Steel Corporation are incorporated by reference into Part III of this Report on Form 10-K.

                                  PART I
ITEM 1.   BUSINESS.

    Bethlehem(1) is the second largest steel producer in the United States and primarily manufactures and sells a wide variety of steel mill products. Bethlehem also produces and sells coke, coal and iron ore.

    For financial reporting purposes, Bethlehem reports the results of its operations and other financial information in two segments, Basic Steel Operations and Steel Related Operations. Note B to the Consolidated Financial Statements contains financial information relating to Bethlehem's industry segments for 1996, 1995 and 1994. The table below shows the percentage contribution to Bethlehem's net sales of each segment and of major classes of products for each of the years 1994 through 1996:


                                                1996    1995    1994
                                                ----    ----    ----
BASIC STEEL OPERATIONS
  Steel mill products:
     Hot rolled sheets . . . . . . . . . .      14.7%   15.9%   16.6%
     Cold rolled sheets. . . . . . . . . .      16.0    14.4    17.0
     Coated sheets . . . . . . . . . . . .      32.0    29.7    25.9
     Tin mill products . . . . . . . . . .       7.0     6.1     6.6
     Plates. . . . . . . . . . . . . . . .      15.3    15.1    14.0
     Structural shapes and piling. . . . .       3.8     6.7     6.7
     Rail products . . . . . . . . . . . .       3.5     3.2     2.8
     Other steel mill products . . . . . .       1.6     2.7     2.5
  Other products and services
    (including raw materials).                   3.6     4.2     5.5
                                               ------  ------  ------
                                                97.5    98.0    97.6
STEEL RELATED OPERATIONS . . . . . . . .         2.5     2.0     2.4
                                               ------  ------  ------
                                               100.0%  100.0%  100.0%
                                               ======  ======  ======

BASIC STEEL OPERATIONS

OPERATIONS

    Bethlehem's Basic Steel Operations produces a wide variety of steel mill products, including hot rolled, cold rolled and coated sheets and strip, plates, tin mill products, specialty blooms, carbon and alloy bars, rail and large-diameter pipe. Basic Steel Operations includes the following Business
Units: the Burns Harbor Division, the Sparrows Point Division and Pennsylvania Steel Technologies, Inc. Basic Steel Operations also includes Bethlehem Structural Products Corporation which produced structural shapes and special sections. See "ITEM 1. BUSINESS--Restructuring Activities" of this Report for a discussion of Bethlehem Structural Products Corporation. Also included in Basic Steel Operations are iron ore and coal operations (which provide raw materials to Bethlehem's steelmaking facilities or sell such materials to trade customers), railroad and trucking operations (which primarily transport raw materials and semifinished steel products within various Bethlehem operations) and lake shipping operations (which primarily transport raw materials to the Burns Harbor Division). See "ITEM 2. PROPERTIES" of this Report for a description of the facilities of these business units and operations.

    As reported by the American Iron and Steel Institute ("AISI"), the domestic steel industry's raw steel production capability for 1996 was 116 million tons, and the preliminary average rate of industry utilization of that capability was 90 percent, compared with 112 million tons and 93 percent for 1995 and 108 million tons and 93 percent for 1994. Bethlehem's raw steel production capability was 10.5 million tons for 1996 compared with 11.5 million tons for 1995 and 1994. Its average rate of utilization of that capability was 90 percent for 1996, 91 percent for 1995 and 85 percent for 1994.

----------
(1) "Bethlehem" when used in this Report means Bethlehem Steel Corporation, a Delaware corporation, and where applicable includes its consolidated subsidiaries. Bethlehem was incorporated in Delaware in 1919.

    The following table shows, for each of the years indicated, the raw steel production of Bethlehem and of the entire domestic steel industry:

                                               Raw Steel Production
                                    ------------------------------------------
                                                    Domestic    Bethlehem as a
                                                     Steel      % of Domestic
                                    Bethlehem       Industry*   Steel Industry
                                    ---------       ---------   --------------
                                    (millions of net tons)
     1996. . . . . . . . . . . . .     9.4            104.4**        9.1**
     1995. . . . . . . . . . . . .    10.4            104.9         10.0
     1994. . . . . . . . . . . . .     9.8            100.6          9.7

-----------------
 * The figures are as reported by the AISI.
** Based on preliminary AISI figures.

    Of Bethlehem's 1996 raw steel production, 92 percent was produced by basic oxygen furnaces and 8 percent by electric furnaces. Bethlehem's three continuous slab casters for light flat rolled products and plates produced about 81 percent of the slabs needed for these products in 1996 compared with 84 percent in 1995 and 78 percent in 1994.

    Bethlehem's operations are subject to planned and unplanned outages due to required maintenance, equipment malfunctions, work stoppages, various hazards (including explosions, fires and severe weather conditions) and the availability of raw materials, supplies, utilities and other items needed for the production of steel. These outages could result in reduced production and increased costs.


MARKETS

    The following table shows, for each of the years indicated, the percentage of the total net tons of steel mill products shipped by Bethlehem's Basic Steel Operations to each of its principal markets, including shipments to its own manufacturing operations:

                                              1996        1995        1994
                                              ----        ----        ----
 Service Centers, Distributors, Processors
   and Converters (including semifinished     45.2%       41.0%       45.9%
   customers)
 Transportation (including automotive) .      26.0        24.8        24.2
 Construction. . . . . . . . . . . . . .      12.6        14.2        14.7
 Containers. . . . . . . . . . . . . . .       5.2         5.2         5.7
 Machinery . . . . . . . . . . . . . . .       5.1         5.2         4.9
 Other . . . . . . . . . . . . . . . . .       5.9         9.6         4.6
                                             ------      ------      ------
                                             100.0%      100.0%      100.0%
                                             ======      ======      ======

    Many of the markets Bethlehem supplies, such as automotive, machinery and construction, are highly cyclical and subject to downturns in the U.S.
economy. Also, many of Bethlehem's customers and suppliers are subject to collective bargaining agreements and their ability to operate could be impacted by a strike or work stoppage.

    Bethlehem distributes steel products principally through its own sales organization, which has sales offices at various locations in the United States and Mexico, and through foreign sales agents. In addition to selling to customers who consume steel products directly, Bethlehem sells steel products to steel service centers, distributors, processors and converters. Export sales for this segment were 3 percent of total sales in 1996, 5 percent in 1995 and 2 percent in 1994.

    Trade orders on hand for Basic Steel Operations at December 31, 1996 and 1995 were about $1.2 billion and $1.3 billion, respectively. Substantially all of the orders on hand at December 31, 1996, are expected to be filled in 1997.

STEEL PRICE SENSITIVITY

    Bethlehem's results are significantly affected by relatively small (on a percentage basis) variations in the realized prices for its products. Bethlehem shipped 8.8 million net tons of steel products and recorded sales of $4.7 billion during 1996, implying an average realized price per ton of about $530. A one percent increase or decrease in this implied average realized price during 1996 could, on a pro forma basis, have resulted in an increase or decrease in net sales and pre-tax income of about $47 million. Competitive pressures in the steel industry are severe. These pressures could limit Bethlehem's ability to obtain price increases or could lead to a decline in prices, which could have a material adverse effect upon Bethlehem.


CYCLICALITY

    The domestic steel industry is highly cyclical in nature. Domestic integrated producers suffered substantial losses in the first half of the 1980s. During the second half of the 1980s, domestic steel producers benefited from improved industry conditions and in 1988 domestic industry earnings reached record levels. Steel demand and pricing declined between 1989 and 1992 and the domestic industry reported substantial losses. Since 1993, there has been a recovery in steel markets and domestic steel producers have reported improved results. Although Bethlehem believes that domestic steel markets will be relatively good in 1997, there can be no assurance as to the extent of any future improvement in domestic industry earnings.


COMPETITION

    The domestic steel industry is highly competitive. This competition affects the prices that Bethlehem can charge for its products, the utilization of its production facilities, its ability to sell higher value products and ultimately the profitability of Bethlehem.

    CAPICITY. There is excess world capacity for many of the products produced by Basic Steel Operations. Many foreign steel producers are owned, controlled or subsidized by their governments. Decisions by these foreign producers to continue marginal facilities may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. Overcapacity has also been perpetuated by the continued operation, modernization and upgrading of marginal domestic facilities through bankruptcy reorganization proceedings and by the sale by integrated producers of marginal domestic facilities to new owners, which operate such facilities with a lower cost structure. Over the next several years, construction of additional flat rolled production facilities could result in increased domestic capability of up to 10 million tons over 1996 levels.

    MINI-MILLS. Domestic integrated producers, such as Bethlehem, have lost market share in recent years to domestic mini-mills. Mini-mills provide significant competition in certain product lines, including hot rolled sheet products. Mini-mills, which are less expensive to build than integrated facilities, are relatively efficient, low-cost producers that produce steel from scrap in electric furnaces, have low employment and environmental costs and target regional markets. Through the use of iron substitutes and thin slab casting technology, mini-mill competitors are increasingly able to compete directly with producers of higher value products, including cold rolled and coated sheets. Most of the previously mentioned new flat rolled facilities that will be constructed over the next several years will be mini-mills.

    IMPORTS. Domestic steel producers also face significant competition from foreign producers and have been adversely affected by unfairly traded imports. In many cases, foreign producers are pricing their products below their production costs. Imports of finished steel products accounted for about 18 percent of the domestic market in 1996 and 1995 and 20 percent in 1994.

    The following table, which is based on data reported by the AISI, shows the percentage of the domestic apparent consumption of steel mill products supplied by imports for various classes of products.

                                                1996*   1995    1994
                                                -----   ----    ----
Structural shapes and piling.  .  .  .  .  .     16%     11%     13%
Bars, rods, tool steel and semifinished .  .     36      31      35
Plates .  .  .  .  .  .  .  .  .  .  .  .  .     26      22      23
Sheets, strip and tin mill products  .  .  .     16      16      19
Rail.  .  .  .  .  .  .  .  .  .  .  .  .  .     26      28      30
All products**  .  .  .  .  .  .  .  .  .  .     23      21      25

----------
* Preliminary
** Excludes steel imported in the form of manufactured goods, such as automobiles, but includes semifinished steel.

    Excluding semifinished steel, imports of steel mill products were about
21.6 million tons in 1996, 19.2 million tons in 1995 and 22.1 million tons in 1994.

    Antidumping and countervailing duty orders covering imports of corrosion resistant sheet from 6 countries, cold rolled sheet from 3 countries and plates from 11 countries, which resulted from unfair trade cases filed by Bethlehem and 11 other companies in 1992, remain in place. Imports of flat rolled steel from countries not subject to orders, including particularly the Commonwealth of Independent States (formerly the USSR), eastern European countries and the People's Republic of China, have increased significantly. New antidumping investigations are currently pending with respect to imports of cut-to-length plate from the People's Republic of China, Russia, the Ukraine and South Africa.

    The major restructuring of the domestic steel industry, which began in the late 1970s and early 1980s, has removed the steelmaking capacity that once existed to meet market demand during peak periods. During the last few years, domestic producers have met a portion of the demand that exceeded steelmaking capacity by importing semifinished slabs for rolling into finished products in their own mills. Increased imports of finished products met the remaining demand, which could not be met by domestic rolling mills.

    SUBSTITUTE MATERIALS. For many steel products, there is substantial competition from manufacturers of products other than steel, including plastics, aluminum, ceramics, glass, wood and concrete. Changes to the relative competitiveness of these substitute materials and the emergence of additional substitute materials could adversely affect future prices and demand for Bethlehem's products.


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

    Trade orders on hand for Bethlehem's Steel Related Operations at December 31, 1996 and 1995, were about $59 million and $43 million, respectively. Substantially all the orders on hand at December 31, 1996, are expected to be filled in 1997.

    See "ITEM 1. BUSINESS--Restructuring Activities" of this Report for a discussion of the status of Bethlehem's Steel Related Operations.

GENERAL

CAPITAL EXPENDITURES

    Capital expenditures were $259 million in 1996 compared with $267 million in 1995 and $445 million in 1994. Capital expenditures for 1997 are currently estimated to be about $280 million.

    Major projects during 1996 included the upgrade of the 160-inch plate mill and the modernization of the hot strip mill at the Burns Harbor Division.

    About $280 million of additional capital expenditures were authorized in 1996. At December 31, 1996, the estimated cost of completing authorized capital expenditures was about $386 million compared with $400 million at December 31, 1995. Such authorized capital expenditures are expected to be completed during the 1997-1999 period.

    The domestic integrated steel industry is very capital intensive. As discussed under "ITEM 2. PROPERTIES--General" of this Report, Bethlehem's principal operations and facilities are of varying ages, technologies and operating efficiencies. Bethlehem will need to continue to make significant capital expenditures in the future to improve and maintain the competitiveness of its operations and facilities.


ENVIRONMENTAL CONTROL AND REMEDIATION EXPENDITURES

    Bethlehem is subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and solid and hazardous waste disposal. During the five years ended December 31, 1996, Bethlehem spent about $160 million for environmental control equipment. Expenditures for new environmental control equipment totaled about $29 million in 1996, $36 million in 1995 and $44 million in 1994. The costs incurred in 1996 to operate and maintain existing environmental control equipment were about $115 million (excluding interest costs but including depreciation charges of $19 million) compared with $120 million in 1995 and $115 million in 1994. In addition, Bethlehem has been required to pay various fines and penalties relating to violations or alleged violations of laws and regulations in the environmental control area. Bethlehem paid about $160,000 in 1996, $5.9 million in 1995 and $3.9 million in 1994 for such fines and penalties.

    Under the Clean Air Act, as amended, coke-making facilities will have to meet progressively more stringent standards over the next 25 years. Bethlehem currently operates coke-making facilities in Bethlehem, Pennsylvania; Burns Harbor, Indiana; and Lackawanna, New York. While Bethlehem continues to evaluate the impact future emission control regulations will have on these operations, it believes that these operations will be able to comply.

    Negotiations between Bethlehem and federal and state regulatory agencies are being conducted to resolve differences in interpretation of certain environmental control requirements. In some instances, those negotiations are being held in connection with the resolution of pending environmental proceedings. Bethlehem believes there will not be any significant curtailment or interruptions of any of its important operations as a result of these proceedings and negotiations.

    Bethlehem cannot predict future specific environmental control requirements. Based on existing and anticipated regulations promulgated under presently enacted legislation, Bethlehem estimates that capital expenditures for new environmental control equipment will average about $30 million per year over the next two years. However, estimates of future capital expenditures and operating costs required for environmental compliance are subject to numerous uncertainties, including the evolving nature of regulations, possible imposition of more stringent requirements, availability of new technologies and the timing of expenditures.

    Under the Resource Conservation and Recovery Act, as amended ("RCRA"), the owners of certain facilities that managed hazardous waste after 1980 are required to investigate and, if appropriate, remediate certain historic environmental contamination found at the facility. All of Bethlehem's major facilities may be subject to this "Corrective Action Program", and Bethlehem has implemented or is currently implementing the program at its facilities located in Steelton, Pennsylvania; Lackawanna, New York; Burns Harbor, Indiana; and Sparrows Point, Maryland. At Steelton, Bethlehem has completed a RCRA Facility Investigation ("RFI"), a Corrective Measures Study ("CMS") and a remediation program, which program received formal approval of the United States Environmental Protection Agency (the "EPA") and was completed in 1994. At Lackawanna, Bethlehem is conducting an RFI which is expected to be completed later this year. At Burns Harbor, Bethlehem has recently received EPA approval of its proposed scope of work for an RFI which will require several years to complete. At Sparrows Point, Bethlehem, the EPA and the Maryland Department of the Environment have agreed to a phased RFI as part of a comprehensive multimedia pollution prevention agreement which was lodged in the U. S. District Court for Maryland as a proposed consent decree on February 25, 1997. The potential costs for possible remediation activities, if any, at Lackawanna, Burns Harbor and Sparrows Point and the timeframe for implementation of these activities cannot be reasonably estimated until the RFIs, and possibly the CMSs, have been completed and approved.

    Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA", also known as "Superfund"), the EPA has authority to impose liability for site remediation on generators and transporters of waste, as well as past and present owners and operators of the sites where the waste was disposed of regardless of, fault or the legality of the disposal activities. Bethlehem is actively involved at a total of 25 sites where it has been advised that it may be considered a potentially responsible party under CERCLA or the corresponding State Superfund legislation. Based on its experience regarding site remediation and its knowledge of and extent of involvement in such sites, Bethlehem expects that its share of the costs for remediation of these sites will not be material.

    Although it is possible that Bethlehem's future quarterly or annual results of operations could be materially affected by the future costs of environmental compliance, Bethlehem believes that the future costs of environmental compliance will not have a material adverse effect on its consolidated financial position or on its competitive position with respect to other integrated domestic steelmakers that are subject to the same environmental requirements. To the extent that competitors are not required to undertake equivalent costs, Bethlehem's competitive position could be adversely affected.

    Since 1946, Bethlehem has had a formal program of environmental control. Bethlehem was one of the first industrial companies in the United States to recognize its obligation to its communities, the citizens of its communities and the environment. Bethlehem continues to expand its commitment to the environment through the development and implementation of progressive environmental programs consistent with the goals identified in its Corporate Environmental Policy and the CERES Principles which Bethlehem first endorsed last year. During 1996, Bethlehem published its first environmental progress report and CERES report based upon its environmental accomplishments and activities for the preceding year.


PURCHASED MATERIALS AND SERVICES

    Bethlehem purchases about $3 billion per year of raw materials, energy, equipment, goods and services from commercial sources. Difficulties in obtaining these items and the prices paid by Bethlehem could affect Bethlehem's profitability. Bethlehem has made significant progress in 1996 through its Strategic Sourcing initiatives and expects further progress in 1997. The objectives of Strategic Sourcing are to forge a strong, competitive base of supply partners who share Bethlehem's commitment to deliver superior value to customers; to realize significant, immediate and sustainable improvements in the total cost, quality and value of purchased goods and services; and to establish mutual commitments to continuous improvement. See "ITEM 2. PROPERTIES--Properties Relating to the Basic Steel Operations Segment--Raw Material Properties and Interests" of this Report for a further description of the sources of iron ore, coal, limestone and other raw materials essential to Bethlehem's steelmaking business.

RESEARCH AND DEVELOPMENT

    Bethlehem engages in its own research activities for the improvement of existing products and the development of new products and more efficient operating processes. During 1996, 1995 and 1994, Bethlehem spent about $25 million, $25 million and $24 million, respectively, in its research and development activities. Bethlehem owns a number of United States and corresponding foreign patents that relate to a wide variety of products and processes, has pending various patent applications and is licensed under a number of patents. Bethlehem also licenses its patents to others, producing royalties. During 1996, six United States patents covering a variety of new developments were awarded to Bethlehem. However, Bethlehem believes that no single patent or license, which expires from time to time, or any group of patents or licenses relating to a particular product or process is of material importance in its overall business. Bethlehem also owns registered trademarks for certain of its products and service marks for certain of its services which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.

    In 1994, Bethlehem and U. S. Steel Group, a unit of USX Corporation, entered into a Cooperative Research and Development Agreement. During 1996, Bethlehem and U. S. Steel Group continued to conduct joint research and development activities under the Agreement in the field of basic ironmaking and steelmaking technologies and processes, such as primary iron and steel process development, finishing process development and process instrumentation development. Bethlehem believes that the joint research and development activities are helping to meet the Agreement's goals, including expediting technological developments and improvements, enhancing Bethlehem's domestic and worldwide competitiveness and reducing research and development costs and time periods. Bethlehem, therefore, intends to continue the joint research and development activities in 1997. Notices in connection with the Agreement have been filed in accordance with the National Cooperative Research and Development Act of 1993.


EMPLOYEES AND EMPLOYMENT COSTS

    At the end of 1996, Bethlehem had about 17,500 employees compared with about 18,300 employees at the end of 1995 and 19,900 employees at the end of 1994. About 13,000 Bethlehem employees are covered by collective bargaining agreements with the United Steelworkers of America ("USWA"). The agreement applicable to a majority of Bethlehem's USWA represented employees includes a guarantee of minimum hours of work which limits Bethlehem's ability to reduce costs during economic downturns.

    Under the terms of Bethlehem's 1993 labor agreements with the USWA, most employees at its steel operations received a bonus in 1996 of $.50 per hour worked (maximum payment of $1,000) based on Bethlehem having achieved the required level of 1995 adjusted consolidated pre-tax income. Also, profit sharing of 8 percent of adjusted consolidated annual income before taxes, unusual items and expenses applicable to the plan plus 2 percent of adjusted profits of certain operations is paid to USWA represented employees in the following year. Profit sharing is also paid to non-represented employees based on specific Corporate and Business Unit plans and performance. Bethlehem paid about $75 million in 1996 and expects to pay about $45 million for income related bonus, profit-sharing and shortfall amounts in early 1997.

    The 1993 labor agreements provided for Reopener Negotiations in March 1996 for certain wage and benefit provisions (excluding pensions and health care benefits) with changes effective August 1, 1996, and continuing through the expiration of the labor agreement on August 1, 1999. Bethlehem did not reach a settlement with the USWA and the parties submitted unresolved issues to arbitration. The Arbitrator selected Bethlehem's final offer which included three wage increases totaling $1.00 per hour, lump sums totaling up to $2,000 per employee (one-half depends on achieving certain levels of profits in 1997 and 1998) and continuing one floating holiday each year for the next three years. As a result of the Arbitrator's decision, most employees at steel operations received a $.50 per hour wage increase on August 1, 1996, and will receive a $.25 per hour wage increase on August 1, 1997 and 1998. The Arbitrator's decision will not have a material adverse effect on Bethlehem's future profitability.

    Under other provisions of the labor agreements, Bethlehem is required to pay "shortfall amounts" each year up to 10 percent of the first $100 million and 20 percent in excess of $100 million of consolidated income before taxes, unusual items and expenses applicable to the shortfall plan. Shortfall amounts arise when employees terminate employment and ESOP Preference Stock, held in trust for employees in reimbursement for wage and benefit reductions in prior years, is converted into Common Stock and sold for amounts less than the stated value of the Preference Stock ($32 for Series A and $40 for Series B). Bethlehem issued about 61,000 shares of Series B Preference Stock in 1996 and about 40,800 shares in 1995 to a trustee for the benefit of employees for 1995 and 1994, respectively, and expects to issue about 35,000 shares in early 1997 for the 1996 plan year.

    Bethlehem's ability to operate could be impacted by a strike or work stoppage if it is unable to negotiate a new agreement with its represented employees when the existing agreement expires in 1999. Also, Bethlehem's profitability could be adversely affected if increased costs associated with any future contract are not recoverable through productivity improvements or price increases.

    For further information with regard to Bethlehem's employment costs, see "Employment Cost Summary--All Employees" under "Financial Review and Operating Analysis" in Bethlehem's 1996 Annual Report to Stockholders. As set forth on page 16 of this Report, such discussion is incorporated herein by reference.


EMPLOYEE POSTRETIREMENT OBLIGATIONS

    Bethlehem has substantial financial obligations related to its employee postretirement plans for pensions and health care. Also, due to the excess of projected benefit obligations over pension fund assets, Bethlehem's annual pension expense is substantially higher on a per ton basis than that of most other domestic steel producers. This pension expense, combined with postretirement health care expense, puts Bethlehem at a competitive disadvantage with respect to such costs compared to most other domestic steel producers. As of December 31, 1996, Bethlehem's consolidated balance sheet reflects liabilities of $870 million and $1,595 million for the actuarial present value of unfunded accumulated benefit obligations ("ABO") for pensions and postretirement benefits other than pensions, respectively. The calculation of the actuarial present value of the ABOs for active employees assumes continued employment with projections for retirements, deaths, resignations and discharges. If the actual retirement of active employees is significantly earlier than projected (for plant closings or other reasons), the ABOs would increase substantially. The charges for employees terminated as a result of plant shutdowns or restructurings vary depending upon the demographics of the work force, but could be $100,000 per employee. The recording of these charges could result in a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities, decrease in stockholders' equity and increases in required contributions to the pension fund and retiree health care payments.

    During 1996, long-term interest rates increased. As a result, Bethlehem increased the discount rate used to calculate the actuarial present value of its ABO for pensions from the 7.25 percent used at December 31, 1995, to 7.75 percent at November 30, 1996. This increase in the discount rate reduced Bethlehem's ABO for pensions and restored $67 million to additional paid-in capital as required by generally accepted accounting principles. For each 25 basis point change in the future discount rate, Bethlehem's ABO for pensions changes by about $100 million. A decrease in interest rates at November 30, 1997, from November 30, 1996, would require Bethlehem to increase the actuarial present value of its ABO for pensions and might again require Bethlehem to reduce additional paid-in capital depending on the market value of Bethlehem's pension trust fund assets (which at November 30, 1996, was $4.2 billion). For postretirement benefits other than pensions, principally health care and life insurance, the same increase in the discount rate as of November 30, 1996, and potential future changes also apply to the actuarial present value of Bethlehem's ABO. However, because different accounting principles apply, there is no immediate change in the recorded liability or potential charge to equity.

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

    FACILITY SHUTDOWNS AND RESTRUCTURINGS. During the last five years, Bethlehem has shut down or restructured facilities and operations and has reduced its annual steelmaking capability from 16.0 million tons in 1992 to
10.5 million tons in 1996. Bethlehem has recorded charges of $815 million in connection with these actions, including a $465 million restructuring charge ($382 million after-tax) in 1996. See Note C to the Consolidated Financial Statements. On October 30, 1996, Bethlehem announced a restructuring plan to improve its financial performance and stockholder value. Planned actions include the sale or shutdown of Bethlehem Structural Products Corporation, BethForge, CENTEC and BethShip. It also included the write-off of the assets of its Coke Division located in Bethlehem, Pennsylvania, as an impaired asset in accordance with generally accepted accounting principles, although Bethlehem will continue to operate this facility. Bethlehem is currently negotiating with qualified buyers for the sale of BethForge, CENTEC and BethShip. Efforts to sell Bethlehem Structural as an ongoing business have been unsuccessful and operations ceased during the first quarter of 1997. Although Bethlehem has no current plans to do so, if it becomes necessary for Bethlehem to shut down or restructure additional businesses and operations in the future, it could incur substantial additional charges in the process. The recording of these charges could have a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities and decrease in stockholders' equity.

    ASSET SALES. Since early 1986, Bethlehem has implemented an extensive program of asset sales. About 35 businesses have been sold since the program began. Upon the completion of Bethlehem's most recent restructuring plan discussed above, Bethlehem believes that its remaining core steel businesses (Burns Harbor, Sparrows Point and PST) will provide a solid base on which to build the company and add value for its stockholders. Bethlehem does not anticipate raising substantial cash in the future from asset sales.

 CAPITAL STRUCTURE

    As of December 31, 1996, Bethlehem's capital structure was highly leveraged reflecting its significant recorded liability for pensions and other post-retirement obligations. Although Bethlehem believes it has sufficient access to funds for the operation of its business, its existing obligations and below investment grade credit rating may limit its ability to raise capital in the future.


FORWARD-LOOKING STATEMENTS

    Bethlehem and its representatives may from time to time make forward-looking statements in reports filed with the Securities and Exchange Commission, reports to stockholders, press releases, other written documents and oral presentations. These forward-looking statements may include, among others, statements concerning projected levels of sales, shipments and income, pricing trends, cost-reduction strategies, product mix, anticipated capital expenditures and other future plans and strategies.

    As permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Bethlehem is identifying in this Report important factors that could cause Bethlehem's actual results to differ materially from those projected in these forward-looking statements. These factors include, but are not necessarily limited to:

(bullet) the effect of planned and unplanned outages on Bethlehem's operations;

(bullet) the highly cyclical nature of the domestic steel industry and many of the markets supplied by Bethlehem and the effect of that cyclicality on prices and volume;

(bullet) the potential impact of strikes or work stoppages at facilities of Bethlehem's customers and suppliers;

(bullet) the sensitivity of Bethlehem's results to relatively small changes in the prices obtained by Bethlehem for its products;

(bullet) intense competition due to world steel overcapacity, new domestic capacity over the next several years, low-cost mini-mills, imports and substitute materials;

(bullet) the high capital requirements associated with integrated steel facilities;

(bullet) the significant costs associated with environmental controls and remediation expenditures and the uncertainty of future environmental control requirements;

(bullet) availability and prices associated with raw materials, supplies, utilities and other services and items required by Bethlehem's operations;

(bullet) employment matters, including costs and uncertainties associated with Bethlehem's collective bargaining agreements, and employee post-retirement obligations, including the impact of changes in the interest rate assumptions applicable in determining employee postretirement obligations and health care costs for retirees and their families;

(bullet) the effect of possible future restructuring activities;

(bullet) Bethlehem's highly leveraged capital structure; and

(bullet) the effect of existing and possible future lawsuits filed against Bethlehem.

The discussion of these factors is contained elsewhere in "ITEM 1. BUSINESS" and in "ITEM 3. LEGAL PROCEEDINGS" of this Report and are incorporated by reference into this section. Bethlehem does not undertake to update any forward-looking statements that may be made from time to time by Bethlehem or its representatives.


ITEM 2.   PROPERTIES.

PROPERTIES RELATING TO THE BASIC STEEL OPERATIONS SEGMENT

BURNS HARBOR DIVISION

    The principal operations of the Burns Harbor Division are located in Indiana on Lake Michigan, about 50 miles southeast of Chicago, Illinois. Burns Harbor produces hot rolled sheet, cold rolled sheet, corrosion-resistant coated sheet and plates. It is a major supplier of sheet and plate products to the automotive, service center, construction, machinery and appliance markets. Principal facilities include a sintering plant, two coke oven batteries, two blast furnaces, including new coal injection facilities, three basic oxygen furnaces with a combined annual raw steel production capability of about 5.6 million tons, a vacuum degassing facility, two continuous slab casters with a combined annual production capability of about 4.0 million tons, a 50 x 90-inch slabbing mill, two sheared plate mills (110-inch and 160-inch), an 80-inch hot-strip mill, two continuous pickling lines, an 80-inch five-stand cold reducing mill, sheet finishing mills, a continuous heat treating line, batch annealing facilities, a 48-inch continuous electrogalvanizing line and a 72-inch hot-dip galvanizing line. Burns Harbor operates a cold reducing mill, a continuous pickling line, a galvanizing line and two coke oven batteries in Lackawanna, New York. About 80 percent of the steel produced at Burns Harbor is continuously cast; the remaining 20 percent is ingot cast. Ingot cast slabs are used primarily to make steel plates.

    Burns Harbor's utilization of raw steel production capability was 92 percent during 1996.

SPARROWS POINT DIVISION

    The operations of the Sparrows Point Division are located on the Chesapeake Bay near Baltimore, Maryland. Sparrows Point produces hot rolled sheet, cold rolled sheet, corrosion resistant coated sheet (e.g., galvanized sheet, Galvalume sheet), tin mill products and steel plate. Its principal markets include construction, containers and service centers. Principal facilities include a sintering plant, a large blast furnace, two basic oxygen furnaces with an annual raw steel production capability of about 3.6 million tons, a two-strand continuous slab caster with an annual production capability of about
3.6 million tons, a 160-inch sheared plate mill, a 68-inch hot- strip mill, three continuous pickling lines, three cold reducing mills (66-inch, 56-inch and 48- inch), continuous and batch annealing facilities, two galvanizing lines, a Galvalume line, a 48- inch hot-dip galvanizing/Galvalume line and tin mill facilities that include tin and chrome plating lines. Sparrows Point continuously casts essentially 100 percent of its total production volume.

    Sparrows Point's utilization of raw steel production capability was 98 percent during 1996.


PENNSYLVANIA STEEL TECHNOLOGIES, INC. ("PST")

    Located in Steelton, Pennsylvania, south of Harrisburg, Pennsylvania, PST uses electric furnace steelmaking and a continuous caster in the production of railroad rails, specialty blooms and flat bars. It is one of only two rail producers in the United States. PST also produces large- diameter pipe for the oil and gas industries. Principal facilities include a DC electric arc furnace with an annual raw steel production capability of about 1.3 million tons, a ladle furnace, a vacuum degassing facility, a continuous bloom caster, a 44-inch blooming mill, a 28-inch rail mill, in-line rail head-hardening facilities, finishing and shipping facilities for long-length (80-foot) rails, a 20-inch bar mill and an electric fusion welded pipe mill.

    PST's utilization of raw steel production capability was 59 percent during 1996.


JOINT VENTURES

    Bethlehem participates in a joint venture, known as Double G Coatings Company, L.P., which operates a 270,000 ton per year sheet coating line near Jackson, Mississippi. The line produces galvanized and Galvalume coated sheets primarily for the construction market. The Sparrows Point Division provides cold rolled coils for about half of Double G's annual capacity and is responsible for marketing its share of the finished product.

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

    Bethlehem also participates in two joint ventures with facilities located adjacent to the Burns Harbor operations: Indiana Pickling and Processing Company that operates a pickling line and Chicago Cold Rolling, L.L.C. that operates a reversing cold mill complex.

    Bethlehem also has indirect equity interests in various iron ore properties. See "Raw Material Properties and Interests" below.


RAW MATERIAL PROPERTIES AND INTERESTS

    IRON ORE. Bethlehem has indirect equity interests in various iron ore operating properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1996, sufficient to produce at least 9 million tons of direct shipping iron ore from properties located in Brazil and 475 million tons of iron ore concentrates and pellets, of which 206 million tons are from properties located in Minnesota and 269 million tons are from properties located in Canada. As previously announced, Bethlehem has signed an agreement for the sale of its equity interest in the Iron Ore Company of

Canada ("IOC"). Upon completion of the sale, which is subject to governmental approvals and IOC shareholder consent, Bethlehem will continue its relationship as a customer of IOC and will purchase iron ore at market prices. In addition to the estimated reserves at operating properties, Bethlehem also has indirect equity interests in undeveloped or nonoperating iron ore properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1996, sufficient to produce at least 16 million tons of direct shipping iron ore from properties located in Brazil and 126 million tons of iron ore pellets from properties located in Minnesota.

    The iron ore operating properties in which Bethlehem has interests have mining and processing facilities capable of supplying the major portion of Bethlehem's current annual iron ore requirements. However, because of the location of Bethlehem's steel operations and the iron ore products best suited to these facilities, Bethlehem engages in iron ore sales and exchanges with other consumers and purchases a portion of its iron ore requirements. These purchases have been from various sources, including sources in which it has ownership interests, under a variety of contractual arrangements extending over varying periods of time.

    Bethlehem's share of the annual iron ore production by enterprises in which it has ownership interests, for Bethlehem's use or sale to trade customers, was
13.9 million tons in 1996 and 14.7 million tons in 1995. In addition to these sources, Bethlehem purchased 1.7 million tons of iron ore in each of 1996 and 1995 from sources in which it had no ownership interests. In 1996, Bethlehem obtained about 86 percent of its iron ore requirements from operations in which it had ownership interests compared with 85 percent in 1995.

    Bethlehem had trade sales of iron ore in 1996 and 1995 of 1.2 million tons and .6 million tons, respectively. Additional iron ore trade sales commitments through December 31, 1997, presently aggregate .3 million tons. No iron ore trade sales commitments exist beyond 1997.

    The interests in foreign iron ore properties described above are subject to the risks associated with investments in foreign countries, including the risk of nationalization.

    COAL AND COKE. Bethlehem owns and leases coal operating properties in West Virginia, which it estimates contained recoverable reserves at December 31, 1996, sufficient to produce at least 23 million tons of steam coal.

    In addition to the estimated reserves at operating properties, Bethlehem also owns and leases undeveloped or nonoperating coal properties in Pennsylvania and West Virginia, which it estimates contained recoverable reserves at December 31, 1996, sufficient to produce at least 167 million tons of coal, of which about 89 percent and 11 percent, respectively, are metallurgical and steam coal.

    Bethlehem's coal operations produced 1.9 million tons of coal in 1996 and
3.3 million tons in 1995. Trade shipments of coal were 1.2 million tons in 1996 compared with 2.2 million tons in 1995. During 1996, Bethlehem sold and leased its Eagle Nest coal operations and sold other coal reserves located in Boone County, West Virginia.

    In 1996, Bethlehem obtained about 13 percent of its coal requirements from its own mines, compared with 19 percent in 1995. The balance of Bethlehem's requirements was purchased from commercial sources. Through December 31, 2005, Bethlehem is committed to satisfy certain of its coal requirements from a single supplier.

    Bethlehem continues to operate coke-making facilities at Bethlehem, Pennsylvania; Burns Harbor, Indiana; and Lackawanna, New York.

    OTHER RAW MATERIALS. Bethlehem purchases its other raw material requirements from commercial sources.

TRANSPORTATION

    Bethlehem owns five subsidiary shortline railroads which transport raw materials and semifinished steel products within various Bethlehem operations and serve other customers on their lines. Bethlehem manages an owner-operated interstate trucking company serving Bethlehem's operations and other facilities.

    The Burns Harbor Division operates two 1,000 foot ore vessels (one owned and one under long-term charter), which are used for the transportation of iron ore on the Great Lakes.

PROPERTIES RELATING TO THE STEEL RELATED OPERATIONS SEGMENT

    As discussed under "ITEM 1.  BUSINESS--Facility Shutdowns and
Restructurings", all of the properties of the Steel Related Operations Segment will either be sold or shut down.


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

    All principal operations and facilities are owned in fee by Bethlehem except for two continuous casters at the Sparrows Point Division and the Burns Harbor Division which are being leased. Bethlehem capitalized the expenditures related to the leases for two continuous casters and financed the construction of two new hot-dip galvanizing lines at its Burns Harbor and Sparrows Point Divisions. These two facilities are pledged as collateral for the borrowings.


ITEM 3.   LEGAL PROCEEDINGS.

    Bethlehem is a party to numerous legal proceedings incurred in the ordinary course of its business, including the matters specifically discussed below.

    On October 4, 1990, the State of Maryland Department of Environment (the "MDE") filed a civil action against Bethlehem in the Circuit Court of Baltimore County, Maryland seeking civil penalties for alleged violations of the Maryland air pollution regulations arising out of exceedances of the visible emissions standards established for various sources at the Sparrows Point Division by an October 1987 Consent Order, as amended in June 1989. On April 30, 1991, the MDE filed a complaint in intervention in a civil action filed on April 25, 1991, by the Justice Department on behalf of the United States Environmental Protection Agency (the "EPA") against Bethlehem, alleging violations of the Clean Air Act resulting from alleged violations of Maryland air pollution regulations at the Sparrows Point Division. The complaint in intervention, which was approved by the Court on June 14, 1991, incorporated all of the violations alleged in the MDE complaint. On May 1, 1992, a settlement between the parties to the EPA action was memorialized in a Consent Decree, which was entered by the Court on July 1, 1992. The Consent Decree resolved all of the issues in both the federal and state actions except for a single count in the MDE action dealing with alleged violations from the basic oxygen furnace. The parties have agreed to resolve that count with a civil penalty payment of $350,000 as part of a comprehensive multimedia pollution prevention agreement which was lodged in the U. S. District Court for Maryland as a proposed consent decree on February 25, 1997.

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

    On December 6, 1995, the Pennsylvania Department of Environmental Protection (the "DEP") issued a notice alleging violations by Bethlehem of the Pennsylvania Air Pollution Control Act based on sulfur dioxide emissions exceeding plan approval limits for new steelmaking facilities at Pennsylvania Steel Technologies, Inc. The parties have negotiated a consent order which required Bethlehem to pay a civil penalty of $95,000 by October 31, 1996, to install additional control equipment by March 31, 1998, and to make additional civil penalty payments of $5,400 for each month from July 1996 until the earlier of March 1998 or the start-up of a proposed sulfur dioxide scrubber. Bethlehem is in full compliance with the consent order.

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

    On July 31, 1996, the EPA issued an Administrative Complaint alleging that Bethlehem violated the Comprehensive Environmental Response, Compensation and Liability Act by failing to report until January 31, 1995, releases in excess of the reportable quantity of sodium nitrite at the Burns Harbor Division on each of 20 days in January 1995. The Complaint sets forth a proposed civil penalty of $148,500. Bethlehem filed an answer and request for hearing on August 19, 1996, and has requested a settlement conference. If settlement discussions are unsuccessful, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

    On February 14, 1997, the EPA issued a notice alleging violations by Bethlehem Structural Products Corporation (BSPC) of the Clean Air Act, based on emissions from Coke Oven Battery A at BSPC on various days in 1996 exceeding those allowed under the Pennsylvania State Implementation Plan (the "SIP"). Settlement negotiations have been initiated among BSPC, the EPA and the DEP to resolve Battery A compliance issues under the National Emissions Standards for coke oven emissions as well as under the SIP. The EPA has initially proposed a civil penalty of $322,500 as part of the consent decree. If settlement discussions do not succeed, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

    See "ITEM 1. BUSINESS--General--Environmental Control and Remediation Expenditures" of this Report for a discussion of Bethlehem's potential responsibilities for environmental cleanup at certain sites under RCRA and CERCLA.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

Executive Officers of the Registrant.

    The executive officers of Bethlehem as of March 21, 1997, are as follows:

          Name                    Age             Position
          ----                    ---             --------
   Curtis H. Barnette             62      Chairman (Chief Executive
                                           Officer)

   Roger P. Penny                 60      President (Chief Operating
                                           Officer)

   Gary L. Millenbruch            59      Executive Vice President (Chief
                                           Financial Officer) and Treasurer

   John A. Jordan, Jr.            61      Senior Vice President
                                           (Administration)

   David P. Post                  63      Senior Vice President (Commercial)

   Lonnie A. Arnett               51      Vice President (Accounting) and
                                           Controller

   Dr. Walter N. Bargeron         54      President, Burns Harbor Division

   Stephen G. Donches             51      Vice President (Public Affairs)

   Duane R. Dunham                55      President, Sparrows Point Division

   Andrew R. Futchko              54      President, Pennsylvania Steel
                                           Technologies, Inc.

   William H. Graham              51      Vice President (Law),
                                           General Counsel and Secretary

   John L. Kluttz                 54      Vice President (Union Relations)

   Dr. Carl F. Meitzner           57      Vice President (Planning)

   Dr. Augustine E. Moffitt, Jr.  51      Vice President (Safety, Health
                                           and Environment)

   Gregory F. Paolini             64      President, Bethlehem Structural
                                           Products Corporation, BethForge,
                                           Inc., and CENTEC Roll Corporation

   Dr. Malcolm J. Roberts         54      Vice President (Technology) and
                                           Chief Technology Officer

   Robert A. Rudzki               43      Vice President (Purchasing and
                                           Transportation) and
                                           Chief Procurement Officer

   Dorothy L. Stephenson          47      Vice President (Human Resources)


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

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS.

    As of March 21, 1997, there were 112,061,570 shares of Bethlehem Common Stock outstanding held by about 36,600 stockholders of record. The principal market for Bethlehem Common Stock is the New York Stock Exchange. Bethlehem Common Stock is also listed on the Chicago Stock Exchange. Dividends on Bethlehem Common Stock are paid quarterly when declared by Bethlehem's Board of Directors.

    Under the provisions of Bethlehem's 10-3/8% Senior Notes due 2003, Bethlehem's ability to pay dividends on its Common Stock is restricted. See Note K to the Consolidated Financial Statements. At December 31, 1996, about $450 million was available for the payment of Common Stock dividends under these provisions.

    Bethlehem has not paid a dividend on its Common Stock since the fourth quarter of 1991. In accordance with Bethlehem's policy, future dividends will be determined by the Board of Directors (subject to any applicable restrictions) on the basis of attained results and the business outlook.

    The following table sets forth, for the periods indicated, the high and low sales prices of Bethlehem Common Stock as reported in the consolidated transaction reporting system. The closing sale price of Bethlehem Common Stock on March 21, 1997, as reported in the consolidated transaction reporting system, was $8.250.

                      1996                        1995
                      ----                        ----
                   Sales Prices               Sales Prices
                   ------------               ------------
   Period          High     Low               High     Low
   ------          ----     ---               ----     ---
First Quarter    $15.875  $13.125           $19.125  $14.125
Second Quarter    14.500   11.500            16.375   13.625
Third Quarter     12.000    9.250            18.250   13.750
Fourth Quarter    10.313    7.625            14.750   12.625


ITEM 6.   SELECTED FINANCIAL DATA.

    The information required by this Item is incorporated by reference from page 26 of Bethlehem's 1996 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

    The information required by this Item is incorporated by reference from pages 1 to 5 and 8 to 11, inclusive, of Bethlehem's 1996 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this Item is incorporated by reference from pages 12 to 23, inclusive, of Bethlehem's 1996 Annual Report to Stockholders. With the exception of the information specifically incorporated by reference, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Report, the information required by this Item is incorporated by reference from pages 2 to 6, inclusive, of Bethlehem's Proxy Statement for the 1997 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference from pages 9 to 14, inclusive, of Bethlehem's Proxy Statement for the 1997 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

    The information required by this Item is incorporated by reference from pages 7 and 15 of Bethlehem's Proxy Statement for the 1997 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated by reference from the material appearing under the heading "Certain Business Relationships" appearing on page 8 and the heading "Indemnification Assurance Agreements" appearing on page 15 of Bethlehem's Proxy Statement for the 1997 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, Bethlehem's Proxy Statement is not to be deemed filed as part of this Report for purposes of this Item.

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


     (1)  Financial Statements.

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                       Page
                                                                       ----
 Consolidated Statements of Income for the years 1996, 1995 and 1994.    *
 Consolidated Balance Sheets as of December 31, 1996
    and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . .      *
 Consolidated Statements of Cash Flows for the years 1996
    1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .      *
 Notes to Consolidated Financial Statements
    (Including Quarterly Financial Data). . . . . . . . . . . . . .      *

 (2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

 Report of Independent Auditors On Consolidated Financial
    Statement Schedules . . . . . . . . . . . . . . . . . . . . . .    F-1

 Schedules:

    II --  Valuation and Qualifying Accounts and Reserves, years
              ended December 31, 1996, 1995 and 1994. . . . . . . .    F-3

---------------
    * Incorporated in this Report by reference from pages 12 to 23, inclusive, of Bethlehem's 1996 Annual Report to Stockholders referred to below.

    The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated January 29, 1997, appearing on pages 12 to 24, inclusive, of the 1996 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report. With the exception of those pages, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Report for purposes of this Item. The Schedules listed above should be read in conjunction with the consolidated financial statements in such 1996 Annual Report to Stockholders.

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

     (b) Amendment to Rights Agreement, dated as of November 1, 1995, between Bethlehem Steel Corporation and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company) (Incorporated by reference from Exhibit 4(a) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     (c) Bethlehem is a party to certain long-term debt agreements where the amount involved does not exceed 10% of Bethlehem's total consolidated assets. Bethlehem agrees to furnish a copy of any such agreement to the Commission upon request.

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

 (11)    Statement regarding computation of earnings per share.

 (13) Those portions of the 1996 Annual Report to Stockholders of Bethlehem Steel Corporation which are incorporated by reference into this Form 10-K Annual Report.

 (23)    Consent of Independent Auditors (included on page F-2 of this Report).

 (27)    Financial Data Schedule.

------------------
* Compensatory plans in which Bethlehem's directors and executive officers participate.


(b) REPORTS ON FORM 8-K.

     During the quarter ended December 31, 1996, no reports on Form 8-K were filed by Bethlehem.

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bethlehem Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                              BETHLEHEM STEEL CORPORATION,
                              by  /s/ Lonnie A. Arnett
                                 --------------------------
                                   Lonnie A. Arnett
                                   Vice President and Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Bethlehem Steel Corporation and in the capacities indicated on the 26th day of March, 1997.


     /s/ Curtis H. Barnette                     /s/ Thomas L. Holton
     ------------------------------             ------------------------------
       Curtis H. Barnette                         Thomas L. Holton
       Chairman and Director                      Director
       (principal executive officer)


     /s/ Gary L. Millenbruch                    /s/ Lewis B. Kaden
     ------------------------------             ------------------------------
       Gary L. Millenbruch                        Lewis B. Kaden
       Executive Vice President, Treasurer        Director
       and Director
       (principal financial officer)


     /s/ Lonnie A. Arnett                       /s/ Harry P. Kamen
     ------------------------------             ------------------------------
       Lonnie A. Arnett                           Harry P. Kamen
       Vice President and Controller              Director
       (principal accounting officer)


     /s/ Benjamin R. Civiletti                  /s/ Winthrop Knowlton
     ------------------------------             ------------------------------
       Benjamin R. Civiletti                      Winthrop Knowlton
       Director                                   Director


     /s/ Worley H. Clark                        /s/ Robert McClements, Jr.
     ------------------------------             ------------------------------
       Worley H. Clark                            Robert McClements, Jr.
       Director                                   Director


     /s/ John B. Curcio                         /s/ Roger P. Penny
     ------------------------------             ------------------------------
       John B. Curcio                             Roger P. Penny
       Director                                   Director



     /s/ Shirley D. Peterson                    /s/ William A. Pogue
     ------------------------------             ------------------------------
       Shirley D. Peterson                        William A. Pogue
       Director                                   Director



     /s/ Dean P. Phypers                        /s/ John F. Ruffle
     ------------------------------             ------------------------------
       Dean P. Phypers                            John F. Ruffle
       Director                                   Director







                        REPORT OF INDEPENDENT AUDITORS
                       ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Bethlehem Steel Corporation


Our audits of the consolidated financial statements referred to in our report dated January 29, 1997 appearing on page 24 of the 1996 Annual Report to Stockholders of Bethlehem Steel Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the informtion set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP


1177 Avenue of the Americas
New York, NY   10036
January 29, 1997

                        CONSENT OF INDEPENDENT AUDITORS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796,
No. 2-67314, No. 33-23516, No. 33-23688, No. 33-52267, No. 33-58019, No.
33-58021 and No. 33-60507) of Bethlehem Steel Corporation of our report dated January 29, 1997 appearing on page 24 of the 1996 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page F-1 of this Form 10-K.



/s/ Price Waterhouse LLP


1177 Avenue of the Americas
New York, NY  10036
March 26, 1997

                           BETHLEHEM STEEL CORPORATION


                                 10-K SCHEDULE II
                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 ($ in Millions)

                                                CHARGED
                                   BALANCE AT  (CREDITED)                          BALANCE AT
                                   12/31/95    TO INCOME   DEDUCTIONS   OTHER      12/31/96
                                   ----------  ----------  ----------  --------    ----------
CLASSIFICATION
  Doubtful Receivables & Returns     $19.5       $0.1       $1.2 (a)      -          $20.8
  Long-term Receivables                4.5       (0.1)         -          -            4.4
  Deferred Income Tax Asset          360.2       67.0          -       (17.2)(b)     410.0



                                                CHARGED
                                   BALANCE AT  (CREDITED)                          BALANCE AT
                                   12/31/94    TO INCOME   DEDUCTIONS   OTHER      12/31/95
                                   ----------  ----------  ----------  --------    ----------
CLASSIFICATION
  Doubtful Receivables & Returns     $18.6       $1.2      ($0.3)(a)      -          $19.5
  Long-term Receivables                4.5         -          -           -            4.5
  Deferred Income Tax Asset          383.2      (37.0)        -         14.0 (c)     360.2



                                                CHARGED
                                   BALANCE AT  (CREDITED)                          BALANCE AT
                                   12/31/93    TO INCOME   DEDUCTIONS   OTHER      12/31/94
                                   ----------  ----------  ----------  --------    ----------
CLASSIFICATION
  Doubtful Receivables & Returns     $16.3       $2.4      ($0.1)(a)      -          $18.6
  Long-term Receivables                4.5         -          -           -            4.5
  Deferred Income Tax Asset          406.7      (13.0)        -        (10.5)(d)     383.2

(a) Amounts written-off less collections and reinstatements.
(b) Represents eliminating the valuation allowance recorded for a $82 million ($67 million after-tax) adjustment to equity at December 31, 1995 required to recognize the minimum pension liability. See Notes G and K to the Consolidated Financial Statements.
(c) Represents the valuation allowance for a $82 million ($67 million after-tax) charge to equity required to recognize the minimum pension liability. See Notes G and K to the Consolidated Financial Statements.
(d) Represents eliminating the valuation allowance recorded for a $60 million ($50 million after-tax) adjustment to equity at December 31, 1993 required to recognize the minimum pension liability. See Notes G and K to the Consolidated Financial Statements.

                               EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION


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

     (b) Amendment to Rights Agreement, dated as of November 1, 1995, between Bethlehem Steel Corporation and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company). (Incorporated by reference from Exhibit 4(a) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     (c) Bethlehem is a party to certain long-term debt agreements where the amount involved does not exceed 10% of Bethlehem's total consolidated assets. Bethlehem agrees to furnish a copy of any such agreement to the Commission upon request.

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


------------
* Compensatory plans in which Bethlehem's directors and executive officers participate.

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

    *(f) Supplemental Benefits Plan of Bethlehem Steel Corporation and
         Subsidiary Companies, as amended July 29, 1992 (Incorporated by reference from Exhibit 10(b) to Bethlehem's quarterly report on Form 10- Q for the quarter ended June 30, 1992).

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

    (13) Those portions of the 1996 Annual Report to Stockholders of Bethlehem Steel Corporation which are incorporated by reference into this Form 10- K Annual Report.

    (23) Consent of Independent Auditors (included on page F-2 of this Report).

    (27) Financial Data Schedule.

---------------
* Compensatory plans in which Bethlehem's directors and executive officers participate.

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

         In consideration of your service as a [Director/Officer] of the Company, the Company shall indemnify you, and hereby confirms its agreement to indemnify you, to the full extent provided by applicable law and the By-laws of the Company as currently in effect. In particular, as provided by the By-laws, the Company shall make any necessary determination as to your entitlement to indemnification in respect of any liability within 60 days of receiving a written request from you for indemnification against such liability. You have agreed to provide the Company with such information or documentation as the Company may reasonably request to evidence the liabilities against which indemnification is sought or as may be necessary to permit the Company to submit a claim in respect thereof under any applicable directors and officers liability insurance or other liability insurance policy. You have further agreed to cooperate with the Company in the making of any determination regarding your entitlement to indemnification. If the Company does not make a determination within the required 60- day period, a favorable determination will be deemed to be made, and you shall be entitled to payment, subject only to your written agreement to refund such payment if a contrary determination is later made and the delay was by reason of the inability of the Company to make such determination within the 60-day period. In the event the

Company shall determine that you are not entitled to indemnification, the Company shall give you written notice thereof specifying the reason therefor, including any determinations of fact or conclusions of law relied upon in reaching such determination. Notwithstanding any determination made by the Company that you are not entitled to indemnification, you shall be entitled to seek a de novo judicial determination of your right to indemnification under the By-laws and this agreement by commencing an appropriate action therefor within 180 days after the Company shall notify you of its determination. The Company shall not oppose any such action by reason of any prior determination made by it as to your right to indemnification or, except in good faith, raise any objection not specifically relating to the merits of your indemnification claim or not considered by the Company in making its own determination. In any such proceeding, the Company shall bear the burden of proof in showing that your conduct did not meet the applicable standard of conduct required by the By-laws or applicable law for indemnification. It is understood that, as provided in Section 4 of Article IX of the By- laws, any expenses incurred by you in any investigation or proceeding by the Company or before any court commenced for the purpose of making any such determination shall be reimbursed by the Company. No future amendment of the By-laws shall diminish your rights under this agreement, unless you shall have consented to such amendment.

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

                                   Very truly yours,

                                   BETHLEHEM STEEL CORPORATION


                                   By: -----------------------------





-------------------------------
[Signature of Director/Officer]

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

53. Indemnification Assurance Agreement dated April 28, 1993 between Bethlehem Steel Corporation and William E. Wickert, Jr.

54. Indemnification Assurance Agreement dated March 1, 1994 between Bethlehem Steel Corporation and Augustine E. Moffitt, Jr.

55. Indemnification Assurance Agreement dated March 16, 1994 between Bethlehem Steel Corporation and Lewis B. Kaden.

56. Indemnification Assurance Agreement dated January 31, 1996 between Bethlehem Steel Corporation and Shirley D. Peterson.

57. Indemnification Assurance Agreement dated May 1, 1996 between Bethlehem Steel Corporation and Gregory F. Paolini.

58. Indemnification Assurance Agreement dated May 1, 1996 between Bethlehem Steel Corporation and Malcolm J. Roberts.

59. Indemnification Assurance Agreement dated May 1, 1996 between Bethlehem Steel Corporation and Robert A. Rudzki.

60. Indemnification Assurance Agreement dated May 1, 1996 between Bethlehem Steel Corporation and Dorothy L. Stephenson.

                                                                   EXHIBIT (11)
                              BETHLEHEM STEEL CORPORATION


               STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE (dollars in millions and shares in thousands, except per share data)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
               PRIMARY EARNINGS PER SHARE                       1996       1995      1994
   --------------------------------------------------         --------   --------   --------
NET INCOME (LOSS)                                             ($308.8)    $179.6      $80.5
LESS DIVIDEND REQUIREMENTS:
   $2.50 Preferred Dividend-Cash                                (10.0)     (10.0)     (10.0)
   $5.00 Preferred Dividend-Cash                                (12.5)     (12.5)     (12.5)
   $3.50 Preferred Dividend-Cash                                (17.9)     (17.9)     (17.9)
   5% Preference Dividend-Stock                                  (1.5)      (2.0)      (2.7)
                                                              --------   --------   --------
       TOTAL PREFERRED AND PREFERENCE DIVIDENDS                 (41.9)     (42.4)     (43.1)
                                                              --------   --------   --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                  ($350.7)    $137.2      $37.4
                                                              ========   ========   ========

AVERAGE SHARES OF COMMON STOCK AND
EQUIVALENTS OUTSTANDING:
   Common Stock                                               111,286    110,311    105,826
   Stock Options                                                    2         13        227
                                                              --------   --------   --------
           TOTAL                                              111,288    110,324    106,053
                                                              ========   ========   ========
PRIMARY EARNINGS PER SHARE                                     ($3.15)     $1.24      $0.35
                                                              ========   ========   ========
            FULLY DILUTED EARNINGS PER SHARE
NET INCOME (LOSS)                                             ($308.8)    $179.6      $80.5
LESS DIVIDEND REQUIREMENTS:
   $2.50 Preferred Dividend                                     (10.0)     (10.0)     (10.0)
   $5.00 Preferred Dividend                                     (12.5)     (12.5)     (12.5)
   $3.50 Preferred Dividend                                     (17.9)     (17.9)     (17.9)
   5% Preference Dividend                                        (1.5)       -         (2.7)
                                                              --------   --------   --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                  ($350.7)    $139.2      $37.4
                                                              ========   ========   ========

AVERAGE SHARES OF COMMON STOCK AND EQUIVALENTS AND
OTHER POTENTIALLY DILUTIVE SECURITIES OUTSTANDING:
   Common Stock                                               111,286    110,311    105,826
   Stock Options                                                    2         13        227
   $2.50 Preferred Stock                                           *          *          *
   $5.00 Preferred Stock                                           *          *          *
   $3.50 Preferred Stock                                           *          *          *
   5% Preference Stock                                             *       2,588         *
                                                              --------   --------   --------
           TOTAL                                              111,288    112,912    106,053
                                                              ========   ========   ========
FULLY DILUTED EARNINGS PER SHARE                               ($3.15)     $1.23      $0.35
                                                              ========   ========   ========

 * Antidilutive