Form 10-Q
period 1997-03-31
BETHLEHEM STEEL CORP /DE/
filed 1997-05-07
CIK 11860

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                       For Quarter Ended March 31, 1997
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
                                         Yes   X       No
                                              ---         ---


Number of Shares of Common Stock Outstanding as of May 1,1997:  112,144,545

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                            PAGE NO.
PART I.  FINANCIAL INFORMATION

Consolidated Statements of Income-
   Three Months Ended March 31, 1997
   and 1996 (unaudited). . . . . . . . . . . . . . . . . . .    2

Consolidated Balance Sheets-
   March 31, 1997 (unaudited), December 31, 1996
   and March 31, 1996 (unaudited). . . . . . . . . . . . . .    3

Consolidated Statements of Cash Flows-
   Three Months Ended March 31, 1997
   and 1996 (unaudited). . . . . . . . . . . . . . . . . . .    4

Notes to Consolidated Financial Statements . . . . . . . . .    5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . . . . . .    6


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . .    9

   Item 4.  Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . .   10

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .   11


Signatures . . . . . . . . . . . . . . . . . . . . . . . . .   12

                          BETHLEHEM STEEL CORPORATION

                     CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

                                                   THREE MONTHS ENDED
                                                         MARCH 31
                                                   ------------------
                                                    1997         1996
                                                   ------       ------

  Net Sales                                       $1,192.5     $1,118.5
                                                  ---------    ---------
  Costs and Expenses:
    Cost of sales                                  1,052.5      1,009.9
    Depreciation                                      56.9         69.9
    Selling, administration and general expense       26.8         26.1
                                                  ---------    ---------
  Total Costs and Expenses                         1,136.2      1,105.9
                                                  ---------    ---------
  Income from Operations                              56.3         12.6

  Financing Income (Expense):
    Interest and other financing costs               (11.8)       (14.0)
    Interest and other income                          1.4          1.5
                                                  ---------    ---------
  Income before Income Taxes                          45.9          0.1

  Provision for Income Taxes                          (7.5)          -
                                                  ---------    ---------
  Net Income                                          38.4          0.1


  Dividends on Preferred and  Preference Stock        10.4         10.5
                                                  ---------    ---------

  Net Income (Loss) Applicable to  Common Stock   $   28.0     $  (10.4)
                                                  =========    =========



  Net Income (Loss) per Common Share              $   0.25     $  (0.09)

  Average Primary Shares Outstanding                 112.0        110.8






The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          BETHLEHEM STEEL CORPORATION

                         CONSOLIDATED  BALANCE  SHEETS
                             (dollars in millions)

                                    ASSETS
                                        MARCH 31                  MARCH 31
                                          1997      DECEMBER 31     1996
                                       (UNAUDITED)      1996     (UNAUDITED)
                                       -----------  -----------  -----------
Current Assets:
  Cash and cash equivalents            $  133.9     $  136.6     $  130.5
  Receivables, less allowances            331.7        311.6        335.2
  Inventories:
    Raw materials                         315.3        332.0        332.3
    Finished and semifinished             646.6        667.0        643.7
    Contract work-in-progress, less
      billings                             18.9         18.3         19.2
                                       ---------    ---------    ---------
                                          980.8      1,017.3        995.2
  Other current assets                     11.5         22.9         11.2
                                       ---------    ---------    ---------
Total Current Assets                    1,457.9      1,488.4      1,472.1
Investments and Miscellaneous Assets      108.0        106.7        108.0
Property, Plant and Equipment,
  less accumulated depreciation of
  $3,971.2, $3,924.2 and $4,396.7       2,409.1      2,419.8      2,689.4
Deferred Income Tax Asset - net           927.5        935.0        885.0
Intangible Asset - Pensions               160.0        160.0        463.0
                                       ---------    ---------    ---------
Total Assets                           $5,062.5     $5,109.9     $5,617.5
                                       =========    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                     $  367.1     $  410.4     $  389.8
  Accrued employment costs                298.6        313.3        313.5
  Accrued taxes                            61.4         67.9         63.2
  Debt and capital lease obligations       47.9         49.3         82.4
  Other current liabilities               117.6        116.5        121.7
                                       ---------    ---------    ---------
Total Current Liabilities                 892.6        957.4        970.6

Pension Liability                         886.9        870.0      1,152.6
Postretirement Benefits Other Than
  Than Pensions                         1,450.7      1,445.0      1,418.4
Long-term Debt and Capital Lease
  Obligations                             473.1        497.4        521.1
Other Long-term Liabilities               363.8        374.1        326.2

Stockholders' Equity:
  Preferred Stock                          11.6         11.6         11.6
  Preference Stock                          2.5          2.5          2.5
  Common Stock                            114.1        113.9        112.9
  Common Stock held in treasury at cost   (59.9)       (59.7)       (59.4)
  Additional paid-in capital            1,877.3      1,886.3      1,840.7
  Accumulated deficit                    (950.2)      (988.6)      (679.7)
                                       ---------    ---------    ---------
Total Stockholders' Equity                995.4        966.0      1,228.6

Total Liabilities and Stockholders'
  Equity                               $5,062.5     $5,109.9     $5,617.5
                                       =========    =========    =========



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         BETHLEHEM STEEL CORPORATION

                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (dollars in millions)
                                  (unaudited)
                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                               ------------------------
                                                 1997            1996
                                               --------        --------
Operating Activities:
   Net income                                  $   38.4        $    0.1

   Adjustments for items not affecting
   cash from operating activities:
      Depreciation                                 56.9            69.9
      Deferred income taxes                         7.5              -
      Other - net                                   9.3             5.3

   Working capital (excluding financing
   and investing activities):
      Receivables - operating                     (20.1)          (20.6)
      Receivables - sold                             -             60.0
      Inventories                                  36.5           (37.1)
      Accounts payable                            (43.3)            8.2
      Employment costs and other                  (17.1)          (63.8)
                                               ---------       ---------
Cash Provided from Operating Activities            68.1            22.0
                                               ---------       ---------
Investing Activities:
   Capital expenditures                           (50.0)          (59.9)
   Cash proceeds from asset sales and other         1.3             2.5
                                               ---------       ---------
Cash Used for Investing Activities                (48.7)          (57.4)
                                               ---------       ---------
Financing Activities:
   Pension expense                                 40.9            47.6
   Pension funding                                (25.0)          (10.0)
   Long-term debt and capital lease borrowings      0.4             0.7
   Long-term debt and capital lease payments      (25.7)          (34.8)
   Cash dividends paid                            (10.1)          (10.1)
   Other payments                                  (2.6)           (7.5)
                                               ---------       ---------
Cash Used for Financing Activities                (22.1)          (14.1)
                                               ---------       ---------
Net Decrease in Cash and Cash Equivalents          (2.7)          (49.5)
Cash and Cash Equivalent- Beginning of Period     136.6           180.0
                                               ---------       ---------
                        - End of Period        $  133.9        $  130.5
                                               =========       =========

Supplemental Cash Payment Information:
   Interest, net of amount capitalized         $   15.8        $   23.0
   Income taxes                                $    7.5        $    3.2



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1.     Segment Results (dollars in millions):

                                             (unaudited)

                             1997                    1996
                            --------   --------------------------------------
                             FIRST    FOURTH     THIRD    SECOND     FIRST
                            QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                            --------- --------- --------- --------- ---------
Net Sales:
 Basic Steel Operations     $1,174.3  $1,126.4  $1,142.6  $1,216.4  $1,095.4
 Steel Related Operations       27.0      32.6      42.8      32.8      32.2
 Eliminations                   (8.8)    (10.0)    (10.8)    (12.3)     (9.1)
                            --------- --------- --------- --------- ---------
   Total                    $1,192.5  $1,149.0  $1,174.6  $1,236.9  $1,118.5
                            ========= ========= ========= ========= =========

Estimated Restructuring Loss:
 Basic Steel Operations     $      -  $  240.0  $   15.0  $      -  $      -
 Steel Related Operations          -     210.0         -         -         -
                            --------- --------- --------- --------- ---------
   Total                    $      -  $  450.0  $   15.0  $      -  $      -
                            ========= ========= ========= ========= =========

Operating Income (Loss):
 Basic Steel Operations     $   63.8  $ (193.0) $   31.8  $   52.5  $   21.4
 Steel Related Operations       (7.5)   (217.5)     (7.0)     (7.8)     (8.8)
                            --------- --------- --------- --------- ---------
   Total                    $   56.3  $ (410.5) $   24.8  $   44.7  $   12.6
                            ========= ========= ========= ========= =========

Shipments
 (thousands of net tons):
 Basic Steel Operations        2,220     2,146     2,200     2,315     2,103
                            ========= ========= ========= ========= =========

Raw Steel Production
 (thousands of net tons):
 Basic Steel Operations        2,317     2,412     2,359     2,417     2,259
                            ========= ========= ========= ========= =========



2. On April 1, 1997, we sold our 37.57 percent equity interest in the Iron Ore Company of Canada for about $145 million. This sale will result in recognizing a pretax gain of about $135 million in the second quarter of 1997.

3. The Consolidated Financial Statements as of and for the three month periods ended March 31, 1997 and 1996 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.

4. These Consolidated Financial Statements should be read together with the 1996 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVIEW OF RESULTS:

FIRST QUARTER 1997 - FIRST QUARTER 1996

    Bethlehem reported net income of $38 million, on sales of $1.19 billion, for the first quarter of 1997 compared to net income of $.1 million, on sales of $1.12 billion, for the first quarter of 1996. After deducting preferred dividends, net income per common share was $.25 for the first quarter of 1997 compared to a loss of $.09 per common share for the first quarter of 1996.


SEGMENT RESULTS

    The Basic Steel Operations segment had income from operations of $64 million on shipments of 2,220,000 tons for the first quarter of 1997 compared to income from operations of $21 million on shipments of 2,103,000 tons for the first quarter of 1996. Results improved from a year ago due to increased steel shipments, lower costs and higher average realized prices. Shipments were higher and costs per ton were lower in the first quarter of 1997 compared to the first quarter of 1996 even though Burns Harbor had an extended outage at its No. 3 BOF. We were able to increase shipments and lower costs compared to last year due to improved operating performance at Sparrows Point and Pennsylvania Steel Technologies (PST), the elimination of operating problems at Bethlehem Structural and the absence of severe winter weather at PST and the work stoppage at General Motors. Additionally, depreciation expense was lower than a year ago principally due to the write-off of assets as part of our fourth quarter 1996 restructuring charge.

    First quarter 1997 income from operations increased by $17 million from the fourth quarter of 1996 (excluding a restructuring charge of $240 million) principally from higher shipments and lower costs. Shipments of coated products to the automotive market increased at Burns Harbor, shipments of premium rail and pipe increased at PST and shipments of sheet piling were significantly higher at Bethlehem Structural in connection with its planned shutdown during the first quarter of 1997. Reduced repair and maintenance costs and higher yields, particularly at Sparrows Point, favorably impacted costs.

    The Steel Related Operations segment (BethForge, CENTEC and BethShip) reported a loss from operations of $8 million for the first quarter of 1997 compared to a loss of $9 million for the first quarter of 1996. We will exit this segment of our business during 1997 as a result of our 1996 restructuring plan.

LIQUIDITY AND CAPITAL STRUCTURE

    At March 31, 1997, total liquidity, comprising cash, cash equivalents and funds available under our bank credit arrangements, totaled $469 million compared to $446 million at December 31, 1996. Cash and cash equivalents were $134 million at March 31, 1997, compared to $137 million at December 31, 1996.

    Cash provided from operating activities during the first quarter of 1997 was $68 million compared to $22 million in the first quarter of 1996.
Principal uses of cash during the first quarter of 1997 included capital expenditures of $50 million, working capital of $44 million, debt repayments of $26 million and pension funding of $25 million.

    In continuing our corporate strategy of concentrating on our core steel businesses and rebuilding our financial strength, on April 1 we sold our equity interest in Iron Ore Company of Canada to North Limited, an Australian resources company. This sale resulted in cash proceeds to Bethlehem of about $145 million and an after-tax gain of $113 million, or $1.01 per share, which will be recorded in the second quarter.

    Major uses of cash for 1997 include an estimated $280 million of capital expenditures, additional pension funding and repayment of approximately $50 million of debt and capital lease obligations. We expect to maintain adequate liquidity throughout 1997 from cash flow from operations, reductions in working capital, proceeds from the sale of our interest in IOC and other assets and available funds under our credit arrangements.


COMPETITIVENESS INITIATIVES

    We are making steady progress in advancing our four principal goals for 1997. Our business plans are being successfully executed. The actions to implement our restructuring plans are proceeding and we are eliminating the significant losses of the discontinued businesses by closing or selling them. During the first four months of this year we have made contributions of $145 million to our pension trust. These contributions, along with additional contributions we plan to make during the year, should result in further reducing our pension expense and liability. Additionally, we continue to advance plans for profitably growing our business through selective modernization, joint ventures and other actions.

    In 1996 we announced a restructuring plan to improve financial performance and stockholder value. Planned actions include exiting several of our underperforming businesses, including Bethlehem Structural, BethForge, CENTEC and BethShip Sparrows Point Yard. We have ceased production at Bethlehem Structural and efforts to sell this business have been unsuccessful. We are proceeding with the sale of the structural assets. We are currently negotiating the sale of our BethForge, CENTEC and BethShip businesses.

    In March the Board of Directors authorized a capital appropriation of $70 million for the modernization of one of Burns Harbor's two continuous slab casters. Extensive modifications will be made to the caster during 1998 to improve slab quality, increase productivity and reduce production costs.

    Operations have started at our Chicago Cold Rolling joint venture in Indiana which produces light-gauge cold-rolled sheet for the appliance and other specialty markets. We have announced our participation in two other new joint ventures. One is with TWB Company located in Michigan which operates the largest plant in North America producing laser-welded blanks for the automotive industry. The second is with CSR Rinker, the largest building materials company in Florida, to expand the use of steel in residential and light commercial buildings.

    We are developing plans and implementing actions to further improve the profitability of the entire corporation through a wide range of competitiveness initiatives including enhancing customer service and reliability, improving productivity, aggressively reducing costs and, where appropriate, undertaking selected modernization projects.

    At Sparrows Point one such project under active consideration is the possible construction of a new cold rolling mill which could be either on-site at Sparrows Point or off-site at another location.


DIVIDENDS

    On April 30, 1997, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable June 10, 1997, to holders of record on May 9, 1997. No dividend was declared on Bethlehem's Common Stock.


RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which establishes new standards for computing and reporting earnings per share. Bethlehem will adopt Statement No. 128 in the fourth quarter. Adoption will not have a material impact on earnings per share.


OUTLOOK

    We believe that the domestic economy will continue on a course of moderate and sustainable growth and low inflation in 1997 and that the global economy will show some additional strength later this year. The demand from the major steel-consuming sectors should continue to be relatively good and domestic industry steel shipments in 1997 should be close to the 100 million tons shipped in 1996. We recognize, however, that competition will remain intense in all of our markets as new steel production capacity and unfairly traded imports continue to enter the marketplace.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at March 31, 1997.

    The following previously reported proceedings had developments during the first quarter of 1997:

    On June 9, 1994, the United States Environmental Protection Agency (the "EPA") issued an Administrative Complaint and Notice of Opportunity for Hearing alleging several violations of the polychlorinated bipheny (PCB) regulations under the Toxic Substance Control Act by Bethlehem at the Sparrows Point Division. The Complaint sets forth a proposed civil penalty of $145,500. On June 30, 1994, Bethlehem filed its Answer and Request for Hearing. The parties have negotiated a consent order in which Bethlehem has agreed to pay a civil penalty of $12,000 and to complete a supplemental environmental project costing at least $1,023,804. Compliance with the consent order constitutes a settlement and final disposition of this matter.

    On July 31, 1996, the EPA issued an Administrative Complaint alleging that Bethlehem violated the Comprehensive Environmental Response, Compensation and Liability Act by failing to report until January 31, 1995, releases in excess of the reportable quantity of sodium nitrite at the Burns Harbor Division on each of 20 days in January 1995. The Complaint sets forth a proposed civil penalty of $148,500. Bethlehem filed an Answer and Request for Hearing on August 19, 1996, and requested a settlement conference. The parties have negotiated a consent order in which Bethlehem has agreed to pay a civil penalty of $18,562 and to complete a supplemental environmental project costing at least $200,000. Compliance with the consent order constitutes a settlement and final disposition of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of the Stockholders of Bethlehem was held on April 29, 1997.

    The following nominees for director named in the Proxy Statement dated March 14, 1997 were elected at the Meeting by the votes indicated:

                                        For                Withheld
                                        ---                --------
           Curtis H. Barnette       93,051,591             5,749,811
           Benjamin R. Civiletti    93,273,663             5,527,739
           Worley H. Clark          93,360,800             5,440,602
           John B. Curcio           93,222,333             5,579,069
           Lewis B. Kaden           93,236,708             5,564,694
           Harry P. Kamen           93,311,336             5,490,066
           Robert McClements, Jr.   93,302,911             5,498,491
           Gary L. Millenbruch      93,404,637             5,396,765
           Roger P. Penny           93,161,331             5,640,071
           Shirley D. Peterson      93,369,912             5,431,490
           Dean P. Phypers          93,268,643             5,532,759
           William A. Pogue         93,269,285             5,532,117
           John F. Ruffle           93,385,381             5,416,021

The votes in favor of the election of the nominees represent at least 94.2% of the shares voted for each of the nominees.

    Ratification of the appointment of Independent Auditors was approved by the following vote:

                                    For          Against        Abstentions
                                    ---          -------        -----------
           Number of Shares     97,617,479       729,379          454,544

    There were no broker non-votes with respect to any of these matters voted upon at the Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS.

        The following is an index of the exhibits included in this Report on Form 10-Q:

        11.  Statement Regarding Computation of Earnings Per Share.

        27.  Financial Data Schedule.

    (b) REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed by Bethlehem during the quarter ended March 31, 1997.

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

Date:  May 7, 1997

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

                                                               EXHIBIT (11)

                          BETHLEHEM STEEL CORPORATION

             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

     (dollars in millions and shares in thousands, except per share data)

                                                             THREE MONTHS
                                                            ENDED MARCH 31
                                                         ---------------------
           Primary Earnings Per Share                       1997       1996
           --------------------------                    ---------- ----------

   Net Income                                                $38.4       $0.1
   Less Dividend Requirements:
           $2.50 Preferred Dividend                           (2.5)      (2.5)
           $5.00 Preferred Dividend                           (3.1)      (3.1)
           $3.50 Preferred Dividend                           (4.5)      (4.5)
           5% Preference Dividend                             (0.3)      (0.4)
                                                         ----------  ---------
               Total Preferred and Preference Dividends      (10.4)     (10.5)
                                                         ----------  ---------
   Net (Loss) Income Applicable to Common Stock              $28.0     ($10.4)
                                                         ==========  =========
   Average Shares of Common Stock and
   Equivalents Outstanding:
           Common Stock                                    111,974    110,797
           Stock Options                                        -           5
                                                         ----------  ---------
                   Total                                   111,974    110,802
                                                         ==========  =========

   Primary Earnings Per Share                                $0.25     ($0.09)
                                                         ==========  =========

           Fully Diluted Earnings Per Share
           --------------------------------
   Net Income                                                $38.4       $0.1
   Less Dividend Requirements:
           $2.50 Preferred Dividend                           (2.5)      (2.5)
           $5.00 Preferred Dividend                           (3.1)      (3.1)
           $3.50 Preferred Dividend                           (4.5)      (4.5)
           5% Preference Dividend                               -        (0.4)
                                                         ----------  ---------
   Net (Loss) Income Applicable to Common Stock              $28.3     ($10.4)
                                                         ==========  =========

   Average Shares of Common Stock and Equivalents and
   Other Potentially Dilutive Securities Outstanding:
           Common Stock                                    111,974    110,797
           Stock Options                                        -           5
           $2.50 Preferred Stock                             *          *
           $5.00 Preferred Stock                             *          *
           $3.50 Preferred Stock                             *          *
           5% Preference Stock                               2,468      *
                                                         ----------  ---------
                   Total                                   114,442    110,802
                                                         ==========  =========

   Fully Diluted Earnings Per Share                          $0.25     ($0.09)
                                                         ==========  =========






   *  Antidilutive