Form 10-K/A
period 1996-12-31
BETHLEHEM STEEL CORP /DE/
filed 1997-06-26
CIK 11860

UNITED STATES

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


                              AMENDMENT NO. 1

                                    To

                          FORM 10-K ANNUAL REPORT

                For the fiscal year ended December 31, 1996

                The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996, as set forth on the pages attached hereto:

         ITEM 14:  EXHIBITS, FINANCIAL STATEMENT
                   SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents filed as a part of this Report:

               (3)  Exhibits

                    (28) Annual Report on Form 11-K for the
                         fiscal year ended December 31, 1996, for the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549



                                 FORM 11-K

(x)  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------

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

                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
            BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
            ----------------------------------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                           DECEMBER 31, 1996
   ---------------------------------------------------------------------
                         (Dollars in Millions)

                                                             State Street
                                               State Street    S&P 500     Fidelity  Fidelity  Bethlehem   Self-
                                               Stable Fixed    Flagship    Puritan   Magellan    Stock    Managed   Loan     Total
                                               Income Fund       Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----   --------

Assets


  Investments                                      $292.2        $32.7       $71.4     $63.7      $29.9     $9.7        -    $499.6
  Loans to participants                                 -            -           -         -          -        -    $10.0      10.0
  Receivables
    Interest                                          1.7            -           -         -          -        -       .1       1.8
    Contributions - Participating employees            .6           .2          .2        .3          -        -        -       1.3
                  - Participating employers             -            -           -         -         .6        -        -        .6
  Interfund transfers receivable (payable)             .3          (.1)          -         -          -       .1      (.3)        -
  Cash and cash equivalents                          24.9            -          .6        .6         .7        -        -      26.8
                                                   ------        -----       -----     -----      -----     ----     -----   ------
Net assets available for benefits                  $319.7        $32.8       $72.2     $64.6      $31.2     $9.8    $ 9.8    $540.1
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

                                     - 1 -

                     SAVINGS PLAN FOR SALARIED EMPLOYEES OF
            BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
            ----------------------------------------------------

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                                DECEMBER 31, 1995
      --------------------------------------------------------------------
                              (Dollars in Millions)


                                                             State Street
                                               State Street    S&P 500     Fidelity  Fidelity  Bethlehem   Self-
                                               Stable Fixed    Flagship    Puritan   Magellan    Stock    Managed   Loan     Total
                                               Income Fund       Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----   --------
Assets


  Investments                                     $320.3        $16.8       $63.7     $65.0     $36.8      $5.7        -     $508.3
  Loans to participants                                -            -           -         -         -         -    $10.2       10.2
  Receivables
    Interest                                         1.8            -           -         -         -         -       .1        1.9
    Contributions - Participating employees           .6           .1          .2        .4         -         -        -        1.3
                  - Participating employers            -            -           -         -        .6         -        -         .6
  Interfund transfers receivable (payable)            .1            -          .1        .2         -         -      (.4)         -
  Cash and cash equivalents                         10.9           .1          .6        .5        .9         -        -       13.0
                                                  ------         ----       -----     -----     -----      ----     -----    ------
Net assets available for benefits                 $333.7        $17.0       $64.6     $66.1     $38.3      $5.7     $9.9     $535.3
                                                  ======         ====       =====     =====     =====      ====     =====    ======

   The accompanying notes are an integral part of these financial statements.

                SAVINGS PLAN FOR SALARIED EMPLOYEES OF
         BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
         ----------------------------------------------------

      STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                        WITH FUND INFORMATION
                    YEAR ENDED DECEMBER 31, 1996
      ---------------------------------------------------------
                        (Dollars in Millions)


                                                             State Street
                                               State Street    S&P 500     Fidelity  Fidelity  Bethlehem   Self-
                                               Stable Fixed    Flagship    Puritan   Magellan    Stock    Managed   Loan     Total
                                               Income Fund       Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----   --------
Additions to net assets attributed to:
  Investment income
   Net appreciation (depreciation) in fair
     value of investments                              -        $ 5.0       $ 1.4     $(3.5)   $(13.2)    $ .5         -    $ (9.8)
   Interest                                       $ 20.8            -           -         -        .1        -      $ .9      21.8
   Dividends                                           -            -         8.2      10.6         -       .3         -      19.1

  Contributions
   Participating employees                           9.3          1.5         2.8       3.8        .2        -         -      17.6
   Participating employers                             -            -           -         -       7.0        -         -       7.0
                                                  -------       ------      ------    ------    ------    ----      ----    -------
     Total additions                                30.1          6.5        12.4      10.9      (5.9)      .8        .9      55.7
                                                  -------       ------      ------    ------    ------    ----      ----    -------
Deductions from net assets attributed to:
  Withdrawals and distributions to
    participants                                   (36.7)        (1.9)       (5.4)     (4.4)     (2.1)       -       (.4)    (50.9)
                                                  -------       ------      ------    ------    ------    ----      ----    -------
     Net increase (decrease)
     prior to interfund transfers                   (6.6)         4.6         7.0       6.5      (8.0)      .8        .5       4.8
                                                  -------       ------      ------    ------    ------    ----      ----    -------
Interfund transfers                                 (7.4)        11.2          .6      (8.0)       .9      3.3       (.6)        -
                                                  -------       ------      ------    ------    ------    ----      ----    -------
     Net increase (decrease)                       (14.0)        15.8         7.6      (1.5)     (7.1)     4.1       (.1)      4.8
Net assets available for benefits:
     Beginning of year                             333.7         17.0        64.6      66.1      38.3      5.7       9.9     535.3
                                                  -------       ------      ------    ------    ------    ----      ----    -------
     End of year                                  $319.7        $32.8       $72.2     $64.6     $31.2     $9.8      $9.8    $540.1
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


                                                             State Street
                                               State Street    S&P 500     Fidelity  Fidelity  Bethlehem   Self-
                                               Stable Fixed    Flagship    Puritan   Magellan    Stock    Managed   Loan     Total
                                               Income Fund       Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----   --------

Additions to net assets attributed to:
  Investment income
   Net appreciation (depreciation) in fair
     value of investments                              -         $ 3.6      $ 8.0     $14.0     $(9.2)     $ .7        -   $ 17.1
   Interest                                       $ 21.6             -          -         -        .1         -     $ .9     22.6
   Dividends                                           -             -        3.4       3.8         -        .2        -      7.4

  Contributions
   Participating employees                           8.2            .7        2.9       3.8        .2         -        -     15.8
   Participating employers                             -             -          -         -       7.3         -        -      7.3
                                                  -------         -----     ------    ------    ------     -----    -----  -------
     Total additions                                29.8           4.3       14.3      21.6      (1.6)       .9       .9     70.2
                                                  -------         -----     ------    ------    ------     -----    -----  -------
Deductions from net assets attributed to:
   Withdrawals and distributions to
     participants                                  (31.4)          (.5)      (3.5)     (3.3)     (1.6)        -      (.2)   (40.5)
                                                  -------         -----     ------    ------    ------     -----    -----  -------
     Net increase (decrease)
     prior to interfund transfers                   (1.6)          3.8       10.8      18.3      (3.2)       .9       .7     29.7
                                                  -------         -----     ------    ------    ------     -----    -----  -------
Interfund transfers                                 (1.7)          4.7       (3.7)     (3.0)      1.5       2.1       .1        -
                                                  -------         -----     ------    ------    ------     -----    -----  -------
     Net increase (decrease)                        (3.3)          8.5        7.1      15.3      (1.7)      3.0       .8     29.7
Net assets available for benefits
     Beginning of year                             337.0           8.5       57.5      50.8      40.0       2.7      9.1    505.6
                                                  -------         -----     ------    ------    ------     -----    -----  -------
     End of year                                  $333.7         $17.0      $64.6     $66.1     $38.3      $5.7     $9.9   $535.3
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


                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
             BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
             ----------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE A - DESCRIPTION OF THE PLAN

         The Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies (the "Plan") was adopted by the Board of Directors of Bethlehem Steel Corporation ("Bethlehem") effective as of March 1, 1975. The Plan has a trust (the "Trust") under a Trust Agreement with State Street Bank and Trust Company (the "Trustee"). State Street is also the Plan's investment manager. The Employee Benefits Administration Committee, consisting of five or more officers and employees of Bethlehem, is the administrator of the Plan.

         The Plan is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Under the terms of the Plan, an eligible salaried employee may elect to have up to a maximum of 11% (14% for nonhighly compensated employees, as defined by the Plan) of eligible salary contributed as Before-Tax Contributions and up to a maximum of from 10% to 14% of eligible salary as After-Tax Contributions through payroll deductions, depending upon the length of continuous service and the amount elected as Before-Tax Contributions. Before-Tax and After-Tax Contributions are subject to a combined limit of 21% of eligible salary.

         Before-Tax and After-Tax Contributions are treated as either Basic or Supplemental Contributions depending on the participant's length of continuous service and the amount elected as Before-Tax Contributions. Basic Contributions, which may range from 1% to a maximum of 4% of eligible salary, are matched 100% by the Employing Company. After-Tax Supplemental Contributions are limited to 10% of eligible salary. Nonhighly compensated employees are limited to After-Tax Supplemental Contributions of from 7% to 10% depending upon the amount elected as Before-Tax Contributions. Participants should refer to the Plan document for a complete description of the Plan provisions.

         Administrative expenses of the Plan are paid by Bethlehem.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
-------------------

         The financial statements shown herein are prepared on the accrual basis of accounting.

Investments and Investment Income
---------------------------------

         Investments in Bethlehem Common Stock and equity and fixed income securities are valued at fair value based upon the last published quotations for the last business day of the year. Mutual fund and common/collective trust investments are valued at net asset value representing the value at which shares of the fund may be purchased or redeemed. Investments in contracts with insurance companies are presented at contract value, representing contributions made under the contracts, plus interest at the contract rate, less funds withdrawn (see Note C). Loans to participants are valued at cost which approximates fair value.

         Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

         Realized and unrealized gains and losses are determined on the basis of beginning of the year fair value or, if acquired during the year, at acquisition cost.

Cash and Cash Equivalents
-------------------------

         Cash equivalents consist of investments in short-term, highly liquid instruments generally with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Withdrawals and Distributions
-----------------------------

         Withdrawals and distributions are recorded when paid.


NOTE C - CONTRIBUTIONS AND INVESTMENT OPTIONS

         Contributions are paid by Bethlehem to the Trustee on the first banking day of the month following the month for which they were accrued. Before-Tax and After-Tax Employee Contributions are allocated among the State Street Stable Fixed Income Fund (formerly the State Street Selection Fund), State Street S&P 500 Flagship Fund (formerly the State Street Index Fund), Fidelity Puritan Fund, Fidelity Magellan Fund and Bethlehem Stock Fund in multiples of 1% at each participant's election. Matching Company Contributions are required to be initially invested in the Bethlehem Stock Fund. After a period of two full calendar years, these Matching Company Contributions can be transferred to any of the other available investment funds.

          The State Street Stable Fixed Income Fund is a fixed income fund consisting of investments in fully benefit responsive guaranteed annuity contracts and one immediate participation guarantee contract. The contracts are credited with interest at the rates specified in the applicable contracts, which ranged from 4.72% to 9.50% and 3.55% to 9.37% for the years ended December 31, 1996 and 1995, respectively. The Fund had an average yield of 6.66% for 1996 and 6.64% for 1995. The Fund had five contracts at December 31, 1996, and three contracts at December 31, 1995, representing 15.7% and 17.4% of the Fund's net assets, respectively, that had interest rate reset provisions. These contracts were credited with interest rates ranging from 5.03% to 9.50% and from 3.55% to 8.50% for the years ended December 31, 1996 and 1995, respectively. Interest earned on investments in the State Street Stable Fixed Income Fund is reinvested in that Fund. There were no individual investments at December 31, 1996, representing 5% or more of the Plan's net assets. At December 31, 1995, the Fund held a Metropolitan Life Insurance Company immediate participation guarantee contract of $31.9 million at 7.65%. As discussed in Note B, the contracts are included in the financial statements at contract value, which approximates fair value, due to their fully benefit responsive nature.

         The State Street S&P 500 Flagship Fund is a diversified equity investment fund; the Fidelity Puritan Fund is a growth and income mutual fund; and the Fidelity Magellan Fund is an equity growth mutual fund. Earnings on investments are reinvested in the fund in which they are earned.

         Contributions to the Bethlehem Stock Fund are used to purchase shares of Bethlehem Common Stock. There were no dividends on Bethlehem Common Stock for 1996 and 1995. The Plan provides that shares of Bethlehem Common Stock may be purchased by the Trustee on the open market or directly from Bethlehem. The Plan also permits, in lieu of cash contributions to the Trustee for the purchase of shares of Bethlehem Common Stock, the transfer by Bethlehem of the necessary number of shares of Bethlehem Common Stock directly to the Trustee. During 1996 and 1995, Matching Company Contributions were made in shares of Bethlehem Common Stock and all other contributions were made in cash.

         The Self-Managed Account ("SMA") gives participants access to a wide range of investments that include equity and fixed income securities and approximately 1,500 mutual funds through State Street Brokerage Services, Inc. Assets must be transferred from any or all of the other investment funds into the SMA with an initial transfer of at least $2,500 and a $500 minimum transfer thereafter. The SMA balance cannot exceed 50% of the participant's total account balance. Assets invested in the State Street Stable Fixed Income Fund must be transferred to any or all of the other core funds where they must remain for 90 days before transfer to the SMA.

NOTE D - LOAN PROVISION

         The Plan has a loan provision to permit an eligible participant to borrow up to 50% of his vested account balance, subject to a minimum loan of $1,000 and a maximum loan of $50,000. Any participant who is an active full-time employee having a vested account balance of $2,000 or more is eligible for a loan. Participants are permitted to have two loans outstanding at one time.

         Participants may not borrow from the Bethlehem Stock Fund or the Self-Managed Account. The term of the loan is generally twelve to fifty-seven months, but may be for a term of up to 177 months under certain conditions. Interest is fixed over the repayment period at the prime rate as quoted by the Wall Street Journal on the last business day of the month prior to the month in which the loan application is approved, plus 1%. Repayments of principal plus interest are made to the Loan Fund and transferred back to the applicable investment funds in accordance with participants' current contribution investment elections.


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

         At December 31, 1995, the Plan had a $67,161 obligation for withdrawals and distributions processed and approved, but not yet paid to participants. There was no such obligation at December 31, 1996. This obligation is reported as a liability for Department of Labor Form 5500 reporting purposes, but not for purposes of these financial statements.

NOTE F - FAIR VALUE OF INVESTMENTS

         Investments valued at fair value are as follows (dollars in millions except per share amounts):

                                                   Fair Value
                                              --------------------
                                       Shares       Per Share     Amount
                                       ------       ---------     ------
December 31, 1996
-----------------
State Street S&P 500 Flagship Fund*    274,332       $119.404      $32.7

Fidelity Puritan Fund*               4,139,448         17.240       71.4

Fidelity Magellan Fund*                790,451         80.650       63.7

Bethlehem Stock Fund*                3,316,456          9.000       29.9


December 31, 1995
-----------------

State Street S&P 500 Flagship Fund     173,665        $97.062      $16.8

Fidelity Puritan Fund*               3,743,974         17.010       63.7

Fidelity Magellan Fund*                756,246         85.980       65.0

Bethlehem Stock Fund*                2,651,292         13.875       36.8


    * The investment funds identified represented greater than 5% of the Plan's net assets for the applicable year ended December 31.

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


NOTE I - OTHER MATTERS

         The Plan's State Street Stable Fixed Income Fund held a Mutual
Benefit Life Insurance Company ("MBL") GAC which was scheduled to mature on September 30, 1992, at a contract rate of 8.0%. On July 16, 1991, New Jersey's Department of Insurancep laced MBL under rehabilitation and placed a moratorium on withdrawals from all GACs issued by MBL. The Plan continued to accrue interest on this contract; however, effective January 1, 1992, such accruals were reduced from 8.0% to 3.0% as an estimate of the actual interest rate to be determined in the rehabilitation process. On November 10, 1993, the Superior Court of New Jersey approved the Plan of Rehabilitation for MBL. This Rehabilitation Plan provided contractholders with the option to Opt-In (participate in the Rehabilitation Plan) or Opt-Out (receive a series of payments). Effective March 28, 1994, State Street, acting as Investment Manager for the Stable Fixed Income Fund, elected to Opt-In to the Plan of Rehabilitation. Under this election, the MBL GAC was restructured and issued as a Wrapped Accumulation Contract (WAC) whose assets are invested in a separate account of MBL Life Assurance Corporation (MBLLAC), a wholly-owned subsidiary of MBL. A consortium of insurance companies is guaranteeing the July 16, 1991, contract value and accrued interest through December 31, 1991, valued at approximately $7.2 million for the Plan. Additionally, the Rehabilitation Plan provides for interest on the MBLLAC WAC at a rate of 6.25% for 1996 and 3.55% for 1995. Therefore, the guaranteed value and accrued interest, as determined by the Rehabilitation Plan, is $8.75 million at December 31, 1996. Subsequent to 1994, interest rates are reset annually until final maturity, but cannot go below 0%. On January 9, 1997, the Supreme Court of New Jersey approved a new settlement agreement which provides for the restructured MBLLAC WAC to be paid out on or about December 31, 1999. Accordingly, no provision for loss has been accrued for the MBL GAC, recorded at contract value, in the accompanying financial statements.

                           REPORT OF INDEPENDENT AUDITORS



To the Participants and Administrator of the Savings Plan for Salaried Employees of
Bethlehem Steel Corporation and Subsidiary Companies

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies at December 31, 1996 and 1995, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the schedules of assets held for investment purposes and reportable transactions is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. The fund information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The schedules of assets held for investment purposes and reportable transactions and the fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Price Waterhouse LLP
-------------------------
Price Waterhouse LLP

1177 Avenue of the Americas
New York, NY  10036
June 25, 1997

                      CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796,
No.  2-67314, No.  33-23516, No.  33-23688, No.  33-52267, No.  33-58019, No.
33-58021 and No. 33-60507) of Bethlehem Steel Corporation of our report dated June 25, 1997, appearing on page 11 of the Annual Report of the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies on Form 11-K for the year ended December 31, 1996.




/s/ Price Waterhouse LLP
-------------------------------
Price Waterhouse LLP

1177 Avenue of the Americas
New York, NY  10036
June 26, 1997

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



Date:  June 26, 1997

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



Date:  June 26, 1997