Form 10-Q
period 1997-06-30
BETHLEHEM STEEL CORP /DE/
filed 1997-08-12
CIK 11860

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended June 30, 1997
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


Number of Shares of Common Stock Outstanding as of August 5, 1997: 112,599,518

     ----------

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                     Page No.
PART I.  Financial Information

Consolidated Statements of Income-
   Three Months and Six Months Ended
   June 30, 1997 and 1996 (unaudited). . . . . . . .     2

Consolidated Balance Sheets-
   June 30, 1997 (unaudited), December 31, 1996
   and June 30, 1996 (unaudited) . . . . . . . . . .     3

Consolidated Statements of Cash Flows-
   Six Months Ended June 30, 1997
   and 1996 (unaudited). . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements . . . . .     5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . .     6


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . .     9

   Item 6.  Exhibits and Reports on Form 8-K . . . .     9


Signatures . . . . . . . . . . . . . . . . . . . . .    10

                          BETHLEHEM STEEL CORPORATION

                      CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

  Three Months Ended                                         Six Months Ended
      June 30                                                    June 30
--------------------                                       ---------------------
  1997       1996                                             1997       1996
---------  ---------                                       ----------  ---------


$1,206.9   $1,236.9  NET SALES                              $2,399.4   $2,355.4
---------  ---------                                       ----------  ---------

                     COSTS AND EXPENSES:
 1,053.4    1,092.9    Cost of sales                         2,105.9    2,102.8
    60.4       73.2    Depreciation                            117.3      143.1
                       Selling, administration and
    26.1       26.1      general expense                        52.9       52.2
  (135.0)         -    Estimated gain on exiting business     (135.0)         -
---------  ---------                                       ----------  ---------
 1,004.9    1,192.2  TOTAL COSTS AND EXPENSES                2,141.1    2,298.1
---------  ---------                                       ----------  ---------
   202.0       44.7  INCOME FROM OPERATIONS                    258.3       57.3

                     FINANCING INCOME (EXPENSE):
   (12.1)     (14.1)   Interest and other financing costs      (23.9)     (28.1)
     2.1        1.5    Interest and other income                 3.5        3.0
---------  ---------                                       ----------  ---------
   192.0       32.1  INCOME BEFORE INCOME TAXES                237.9       32.2

   (32.0)      (5.5) PROVISION FOR INCOME TAXES                (39.5)      (5.5)
---------  ---------                                       ----------  ---------
   160.0       26.6  NET INCOME                                198.4       26.7

                     DIVIDENDS ON PREFERRED AND
    10.4       10.5    PREFERENCE STOCK                         20.8       21.0
---------  ---------                                       ----------  ---------
                     NET INCOME APPLICABLE TO
$  149.6   $   16.1    COMMON STOCK                         $  177.6   $    5.7
=========  ========                                        ==========  =========

                     Net Income per Common Share:
$   1.33   $   0.14    Primary                              $   1.58   $   0.05
$   1.19   $   0.14    Fully Diluted                        $   1.47   $   0.05

   112.3      111.1  Average Primary Shares Outstanding        112.1      111.0


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         BETHLEHEM STEEL CORPORATION
                         CONSOLIDATED  BALANCE  SHEETS
                             (dollars in millions)

                                    ASSETS

                                             June 30                   June 30
                                              1997      December 31     1996
                                           (unaudited)     1996      (unaudited)
                                           -----------  -----------  -----------

CURRENT ASSETS:
  Cash and cash equivalents                $  187.6     $  136.6     $  155.6
  Receivables, less allowances                322.6        311.6        338.3
  Inventories:
    Raw materials                             307.8        332.0        298.1
    Finished and semifinished                 597.3        667.0        610.5
    Contract work-in-progress,
      less billings                            15.5         18.3         21.6
                                           ---------    ---------    ---------
                                              920.6      1,017.3        930.2
  Other current assets                         10.0         22.9          8.9
                                           ---------    ---------    ---------
TOTAL CURRENT ASSETS                        1,440.8      1,488.4      1,433.0
INVESTMENTS AND MISCELLANEOUS ASSETS          108.0        106.7        113.4
PROPERTY, PLANT AND EQUIPMENT,
  less accumulated depreciation of
  $4,018.5, $3,924.2, and $4,456.5          2,400.3      2,419.8      2,687.2
DEFERRED INCOME TAX ASSET - NET               897.2        935.0        877.2
INTANGIBLE ASSET - PENSIONS                   160.0        160.0        463.0
                                           ---------    ---------    ---------
Total Assets                               $5,006.3     $5,109.9     $5,573.8
                                           =========    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                         $  380.0     $  410.4     $  392.1
  Accrued employment costs                    304.1        313.3        308.2
  Accrued taxes                                53.1         67.9         65.1
  Debt and capital lease obligations           47.1         49.3         71.9
  Other current liabilities                   114.2        116.5        110.8
                                           ---------    ---------    ---------
TOTAL CURRENT LIABILITIES                     898.5        957.4        948.1

PENSION LIABILITY                             685.0        870.0      1,115.0
POSTRETIREMENT BENEFITS OTHER
  THAN PENSIONS                             1,443.2      1,445.0      1,423.4
LONG-TERM DEBT AND CAPITAL
  LEASE OBLIGATIONS                           473.0        497.4        520.4
OTHER LONG-TERM LIABILITIES                   357.9        374.1        316.6

STOCKHOLDERS' EQUITY:
  Preferred Stock                              11.6         11.6         11.6
  Preference Stock                              2.5          2.5          2.7
  Common Stock                                114.5        113.9        113.3
  Common Stock held in treasury at cost       (59.9)       (59.7)       (59.4)
  Additional paid-in capital                1,870.2      1,886.3      1,835.2
  Accumulated deficit                        (790.2)      (988.6)      (653.1)
                                           ---------    ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                  1,148.7        966.0      1,250.3
                                           ---------    ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $5,006.3     $5,109.9     $5,573.8
                                           =========    =========    =========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          BETHLEHEM STEEL CORPORATION
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (dollars in millions)
                                  (unaudited)
                                                  Six Months Ended
                                                      June 30
                                              ----------------------
                                                1997           1996
                                              ---------    ---------

OPERATING ACTIVITIES:
   Net income                                 $  198.4     $   26.7

   Adjustments for items not affecting
    cash from operating activities:

      Depreciation                               117.3        143.1
      Estimated gain on exiting business        (135.0)           -
      Deferred income taxes                       37.8          5.5
      Other - net                                 15.5          2.8

   Working capital (excluding financing
     and investing activities):
      Receivables - operating                    (11.0)       (23.6)
      Receivables - sold                             -         60.0
      Inventories                                 96.7         28.0
      Accounts payable                           (30.4)        10.5
      Employment costs and other                 (18.2)       (72.1)
                                              ---------    ---------
CASH PROVIDED FROM OPERATING ACTIVITIES          271.1        180.9
                                              ---------    ---------
INVESTING ACTIVITIES:
   Capital expenditures                         (116.2)      (136.8)
   Cash proceeds from asset sales and other      147.8          5.3
                                              ---------    ---------
CASH PROVIDED (USED) FOR INVESTING ACTIVITIES     31.6       (131.5)
                                              ---------    ---------

FINANCING ACTIVITIES:
   Pension expense                                80.0         95.0
   Pension funding                              (265.0)       (95.0)
   Long-term debt and capital lease borrowings     0.8          1.5
   Long-term debt and capital lease payments     (26.7)       (46.0)
   Cash dividends paid                           (20.2)       (20.2)
   Other payments                                (20.6)        (9.1)
                                              ---------    ---------
CASH USED FOR FINANCING ACTIVITIES              (251.7)       (73.8)
                                              ---------    ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            51.0        (24.4)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD    136.6        180.0
                                              ---------    ---------
                         - END OF PERIOD      $  187.6     $  155.6
                                              =========    =========

SUPPLEMENTAL CASH PAYMENT INFORMATION:
   Interest, net of amount capitalized        $   27.5     $   27.4
   Income taxes                               $    7.3     $    3.3

The accompanying Notes are an integral part of the Consolidated Financial Statements.

              NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS

1. On April 1, 1997, we sold our 37.57 percent equity interest in the Iron Ore Company of Canada for about $145 million. This sale resulted in recognizing a pretax gain of $135 million in the second quarter of 1997.

2.  Segment Results (dollars in millions):

                                                (unaudited)

                                   1997                1996
                           ------------------- -----------------------------
                             Second    First    Fourth    Third     Second
                            Quarter   Quarter   Quarter   Quarter   Quarter
                           --------- --------- --------- --------- ---------

NET SALES:
 Basic Steel Operations    $1,188.7  $1,174.3  $1,126.4  $1,142.6  $1,216.4
 Steel Related Operations      26.8      27.0      32.6      42.8      32.8
 Eliminations                  (8.6)     (8.8)    (10.0)    (10.8)    (12.3)
                           --------- --------- --------- --------- ---------
   Total                   $1,206.9  $1,192.5  $1,149.0  $1,174.6  $1,236.9
                           ========= ========= ========= ========= =========

ESTIMATED GAIN (LOSS) ON EXITING BUSINESSES:
 Basic Steel Operations    $  135.0  $      -  $ (240.0) $  (15.0) $      -
 Steel Related Operations         -         -    (210.0)        -         -
                           --------- --------- --------- --------- ---------
   Total                   $  135.0  $      -  $ (450.0) $  (15.0) $      -
                           ========= ========= ========= ========= =========

OPERATING INCOME (LOSS):
 Basic Steel Operations    $  212.1  $   63.8  $ (193.0) $   31.8  $   52.5
 Steel Related Operations     (10.1)     (7.5)   (217.5)     (7.0)     (7.8)
                           --------- --------- --------- --------- ---------
   Total                   $  202.0  $   56.3  $ (410.5) $   24.8  $   44.7
                           ========= ========= ========= ========= =========

SHIPMENTS
 (thousands of net tons):
 Basic Steel Operations       2,238     2,220     2,146     2,200     2,315
                           ========= ========= ========= ========= =========

RAW STEEL PRODUCTION
 (thousands of net tons):
 Basic Steel Operations       2,462     2,317     2,412     2,359     2,417
                           ========= ========= ========= ========= =========

3. On June 5, 1997, Bethlehem, through its wholly owned, special purpose subsidiary, amended its existing non-reducing credit facility with 13 domestic and international banks. The amendment extends the term of the arrangement by about two years, through September 12, 2002, and increases the facility's inventory credit agreement from $200 million to $225 million. The facility's receivables purchase agreement remains at $300 million, for a total of $525 million.

4. The Consolidated Financial Statements as of and for the three month and six month periods ended June 30, 1997 and 1996 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.

5. These Consolidated Financial Statements should be read together with the 1996 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                        MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Review of Results:
------------------

Second Quarter and First Six Months 1997
Second Quarter and First Six Months 1996

    Bethlehem reported second quarter net income of $160 million, or $1.33 per common share, including an after-tax gain of $113 million, or $1.01 per common share, related to the previously announced sale of its equity interest in Iron Ore Company of Canada (IOC) to North Limited, an Australian diversified resources company. Excluding this gain, net income for the second quarter was $47 million, or $.32 per common share. This compares to net income of $27 million, or $.14 per common share, for the second quarter of 1996. Sales for the second quarter of 1997 were $1.21 billion, compared to $1.24 billion for the second quarter of 1996.

    For the first six months of 1997, net income was $198 million on sales of $2.40 billion, compared to net income of $27 million on sales of $2.36 billion for the first six months of 1996. Income applicable to common stock was $1.58 per common share, compared to $.05 per common share in 1996. Excluding the IOC gain, net income for the first six months of 1997 was $85 million, or $.57 per common share.

Segment Results
---------------

    The Basic Steel Operations segment had income from operations of $212 million for the second quarter of 1997. Excluding the effects of the gain on the sale of IOC, income from operations was $77 million for the second quarter of 1997, compared to income from operations of $53 million for the second quarter of 1996. Results for the quarter improved from a year ago principally due to improved costs as a result of our restructuring plans and higher realized prices. Shipments of 2,238,000 tons for the second quarter of 1997 were lower than the 2,315,000 tons shipped in the second quarter of 1996 as a result of our exiting Bethlehem Structural.

    Second quarter 1997 income from operations improved over the first quarter due to lower costs at Bethlehem Structural and higher shipments at our three core businesses of Burns Harbor, Sparrows Point and Pennsylvania Steel Technologies, Inc. (PST).

    Income from operations was $276 million for the first six months of 1997. Excluding the IOC gain, income for the first six months of 1997 was $141 million, compared to $74 million for the first six months of 1996. Income from operations for the first six months of 1997 improved over the first six months of 1996 due to lower costs, principally at Sparrows Point and PST, exiting Bethlehem Structural, and higher realized prices and shipments.

    The Steel Related Operations segment (BethForge, CENTEC and BethShip) reported losses from operations of $10 million and $18 million for the second quarter and first six months of 1997, compared to losses of $8 million and $17 million for the second quarter and first six months of 1996.

    As previously announced, we recently signed purchase and sale agreements for our BethForge and CENTEC businesses with two companies that are part of the West Homestead Engineering and Machinery Company (WHEMCO) group of companies. The sales are expected to be finalized during the the third quarter. We were unable to complete the sale of our BethShip business and will proceed to permanently close the Yard in an orderly manner and initiate a sale of its assets. These actions will complete the implementation of our comprehensive restructuring plan announced last October.



Liquidity and Capital Structure
-------------------------------

    At June 30, 1997, total liquidity, comprising cash, cash equivalents and funds available under our bank credit arrangements, totaled $551 million, compared to $446 million at December 31, 1996, and $486 million at June 30, 1996. In June 1997, we amended our existing non-reducing credit arrangement with 13 banks, extending the term by about two years, through September 12, 2002, and increasing the size by $25 million to $525 million. The amended arrangement consists of a $300 million receivables purchase agreement and a $225 million inventory credit agreement. At June 30, 1997, funds available under our bank credit arrangements totaled $363 million.

    Cash provided from operating activities for the first six months of 1997 was $271 million, compared to $181 million for the first six months of 1996. Additionally, the sale of our equity interest in IOC to North Limited on April 1 resulted in cash proceeds of $145 million.

    Principal uses of cash during the first six months of 1997 included capital expenditures and pension funding. Capital expenditures were $116 million for the first six months of 1997, compared to $137 million during the year-earlier period. Capital expenditures are currently expected to be about $270 million in 1997, compared to $259 million in 1996. We contributed $240 million to our pension fund during the second quarter of 1997, for a total of $265 million so far this year.

    Principal uses of cash during the remainder of 1997 include capital expenditures, additional pension funding, and the repayment of debt and capital lease obligations. We expect to maintain adequate liquidity throughout 1997 from cash flow from operations, reductions in working capital and available funds under our credit arrangements.


Competitiveness Initiatives
---------------------------

    We continue to make steady progress toward achieving our principal goals for 1997 and beyond. We are successfully executing our business plans, implementing our restructuring plans, eliminating the significant losses of the restructured businesses, and rebuilding our financial strength.

    During the first six months of this year we contributed $265 million to our pension trust. These contributions have helped us reduce our pension liability to $685 million, compared to $870 million at the end of last year and $1.6 billion at the end of 1993. We plan to make additional contributions during the year, which should further reduce our pension expense and liability and improve our capital structure.


Dividends
---------

    On July 30, 1997, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable September 10, 1997, to holders of record on August 11, 1997. No dividend was declared on Bethlehem's Common Stock.


Outlook
-------

    We believe that the domestic economy will continue on a course of moderate and sustainable growth and low inflation and that the global economy will continue to strengthen during the balance of the year. The demand from the major steel-consuming sectors continues to be relatively good and domestic industry steel shipments in 1997 should be 100 million tons, about the same volume shipped in 1996. We recognize, however, that competition will remain intense in all our markets particularly as a result of new steel production capacity and unfairly traded imports.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.


    Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at June 30, 1997.

     Bethlehem does not have any material developments in legal proceedings to report for the second quarter of 1997.


Item 6.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits.

         The following is an index of the exhibits included in this Report on Form 10-Q:

          11.  Statement Regarding Computation of Earnings Per Share.

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by Bethlehem during the quarter ended June 30, 1997.

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

Date:  August 12, 1997

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



27         Financial Data Schedule

                                                             EXHIBIT (11)

                          Bethlehem Steel Corporation

             Statement Regarding Computation of Earnings Per Share

     (dollars in millions and shares in thousands, except per share data)

    Three Months                                                                Six Months
   Ended June 30                                                              Ended June 30
-------------------                                                        --------------------
  1997       1996        Primary Earnings Per Share                          1997        1996
--------   --------                                                        --------   ---------

 $160.0      $26.6    NET INCOME                                            $198.4       $26.7
                      LESS DIVIDEND REQUIREMENTS:
   (2.5)      (2.5)     $2.50 Preferred Dividend                              (5.0)       (5.0)
   (3.1)      (3.1)     $5.00 Preferred Dividend                              (6.3)       (6.3)
   (4.5)      (4.5)     $3.50 Preferred Dividend                              (9.0)       (9.0)
   (0.3)      (0.4)     5% Preference Dividend                                (0.6)       (0.8)
--------   --------                                                        --------   ---------
  (10.4)     (10.5)       TOTAL PREFERRED AND PREFERENCE DIVIDENDS           (20.9)      (21.1)
--------   --------                                                        --------   ---------
 $149.6      $16.1    NET INCOME APPLICABLE TO COMMON STOCK                 $177.5        $5.6
========   ========                                                        ========   =========
                      AVERAGE SHARES OF COMMON STOCK AND
                      EQUIVALENTS OUTSTANDING:
112,237    111,128      Common Stock                                       112,080     110,963
    -            1      Stock Options                                         -              3
--------   --------                                                        --------   ---------
112,237    111,129              Total                                      112,080     110,966
========   ========                                                        ========   =========

  $1.33      $0.14    PRIMARY EARNINGS PER SHARE                             $1.58       $0.05
========   ========                                                        ========   =========
                        FULLY DILUTED EARNINGS PER SHARE
 $160.0      $26.6    NET INCOME                                            $198.4       $26.7
                      LESS DIVIDEND REQUIREMENTS:
    -         (2.5)     $2.50 Preferred Dividend                                -         (5.0)
    -         (3.1)     $5.00 Preferred Dividend                                -         (6.3)
    -         (4.5)     $3.50 Preferred Dividend                                -         (9.0)
    -         (0.4)     5% Preference Dividend                                  -         (0.8)
--------   --------                                                        --------   ---------
 $160.0      $16.1    NET INCOME APPLICABLE TO COMMON STOCK                 $198.4        $5.6
========   ========                                                        ========   =========
                      AVERAGE SHARES OF COMMON STOCK AND EQUIVALENTS AND
                      OTHER POTENTIALLY DILUTIVE SECURITIES OUTSTANDING:
112,237    111,128      Common Stock                                       112,080     110,963
    -            1      Stock Options                                          -             3
  3,361       *         $2.50 Preferred Stock                                3,361        *
  4,425       *         $5.00 Preferred Stock                                4,425        *
 12,255       *         $3.50 Preferred Stock                               12,255        *
  2,545       *         5% Preference Stock                                  2,545        *
--------   --------                                                        --------   ---------
134,823    111,129              Total                                      134,666     110,966
========   ========                                                        ========   =========
  $1.19      $0.14    FULLY DILUTED EARNINGS PER SHARE                       $1.47       $0.05
========   ========                                                        ========   =========

*  Antidilutive