Form 10-Q
period 1997-09-30
BETHLEHEM STEEL CORP /DE/
filed 1997-11-12
CIK 11860

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                     For Quarter Ended September 30, 1997
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

Number of Shares of Common Stock Outstanding as of November 3, 1997:
112,806,519

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                     INDEX

                                                               Page No.
PART I.  Financial Information
------------------------------

Consolidated Statements of Income-
   Three Months and Nine Months Ended September 30, 1997
   and 1996 (unaudited)                                            2

Consolidated Balance Sheets-
   September  30, 1997 (unaudited), December 31, 1996
   and September 30, 1996 (unaudited)                              3

Consolidated Statements of Cash Flows-
   Nine Months Ended September 30, 1997
   and 1996 (unaudited)                                            4

Notes to Consolidated Financial Statements                         5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition                              6


PART II.  Other Information
---------------------------

   Item 1.  Legal Proceedings                                      9

   Item 6.  Exhibits and Reports on Form 8-K                      10


Signatures                                                        11

                          Bethlehem Steel Corporation
                          ---------------------------
                     CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

   Three Months Ended                                                  Nine Months Ended
      September 30                                                        September 30
   ------------------                                                  -----------------
   1997         1996                                                   1997         1996
   ----         ----                                                   ----         ----
$1,113.4     $1,174.6    Net Sales                                     $3,512.8     $3,530.0
--------     --------                                                  ---------    ---------
                         Costs and Expenses:
   971.8      1,043.3      Cost of sales                                3,077.7      3,146.1
    56.4         65.5      Depreciation                                   173.7        208.6
    26.7         26.0      Selling, administration and general expense     79.6         78.2
       -         15.0      Estimated (gain) loss on exiting businesses   (135.0)        15.0
---------    ---------                                                 ---------    ---------
 1,054.9      1,149.8    Total Costs and Expenses                       3,196.0      3,447.9
---------    ---------                                                 ---------    ---------
    58.5         24.8    Income from Operations                           316.8         82.1

                         Financing Income (Expense):
   (11.6)       (13.1)     Interest and other financing costs             (35.5)       (41.2)
     2.2          1.5      Interest and other income                        5.7          4.5
---------    ---------                                                 ---------    ---------
    49.1         13.2    Income before Income Taxes                       287.0         45.4

    (8.5)        (2.2)   Provision for Income Taxes                       (48.0)        (7.7)
---------    ---------                                                 ---------    ---------
    40.6         11.0    Net Income                                       239.0         37.7

                         Dividends on Preferred and
    10.4         10.5         Preference Stock                             31.2         31.5
---------    ---------                                                 ---------    ---------
                         Net Income Applicable to
$   30.2     $    0.5         Common Stock                             $  207.8     $    6.2
=========    =========                                                 =========    =========

                         Net Income per Common Share:
$   0.27     $      -      Primary                                    $   1.85     $   0.06
$   0.26     $      -      Fully Diluted                              $   1.75     $   0.06

   112.6        111.5    Average Primary Shares Outstanding              112.3        111.1

The accompanying Notes are an integral part of the Consolidated Financial
Statements.

                         Bethlehem  Steel  Corporation

                         CONSOLIDATED  BALANCE  SHEETS
                             (dollars in millions)

                                    ASSETS

                                           September 30              September 30
                                              1997       December 31    1996
                                            (unaudited)     1996      (unaudited)
                                           ------------  ----------- ------------
Current Assets:
  Cash and cash equivalents                  $  164.8     $  136.6     $  106.3
  Receivables, less allowances                  307.8        311.6        327.9
  Inventories:
    Raw materials                               325.8        332.0        307.3
    Finished and semifinished                   560.9        667.0        623.3
    Contract work-in-progress, less billings      7.7         18.3         19.0
                                             ---------    ---------    ---------
                                                894.4      1,017.3        949.6
  Other current assets                           10.4         22.9          9.4
                                             ---------    ---------    ---------
Total Current Assets                          1,377.4      1,488.4      1,393.2
Investments and Miscellaneous Assets            103.2        106.7        113.3
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,067.5, $3,924.3, and $4,476.6            2,404.7      2,419.8      2,670.0
Deferred Income Tax Asset - net                 888.7        935.0        875.0
Intangible Asset - Pensions                     160.0        160.0        463.0
                                             ---------    ---------    ---------
Total Assets                                 $4,934.0     $5,109.9     $5,514.5
                                             =========    =========    =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                           $  400.9     $  410.4     $  394.0
  Accrued employment costs                      314.0        313.3        313.7
  Accrued taxes                                  57.3         67.9         62.3
  Debt and capital lease obligations             41.8         49.3         61.5
  Other current liabilities                     106.1        116.5         98.6
                                             ---------    ---------    ---------
Total Current Liabilities                       920.1        957.4        930.1

Pension Liability                               598.0        870.0      1,101.7
Postretirement Benefits Other Than Pensions   1,442.4      1,445.0      1,419.5
Long-term Debt and Capital Lease Obligations    451.7        497.4        499.5
Other Long-term Liabilities                     340.5        374.1        310.1

Stockholders' Equity:
  Preferred Stock                                11.6         11.6         11.6
  Preference Stock                                2.5          2.5          2.6
  Common Stock                                  114.8        113.9        113.6
  Common Stock held in treasury at cost         (60.0)       (59.7)       (59.4)
  Additional paid-in capital                  1,862.0      1,886.3      1,827.3
  Accumulated deficit                          (749.6)      (988.6)      (642.1)
                                             ---------    ---------    ---------
Total Stockholders' Equity                    1,181.3        966.0      1,253.6
                                             ---------    ---------    ---------
Total Liabilities and Stockholders' Equity   $4,934.0     $5,109.9     $5,514.5
                                             =========    =========    =========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation

                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (dollars in millions)
                                  (unaudited)

                                                         Nine Months Ended
                                                            September 30
                                                         ------------------
                                                          1997         1996
                                                          ----         ----
Operating Activities:
   Net income                                           $  239.0     $   37.7

   Adjustments for items not affecting
     cash from operating activities:
      Depreciation                                         173.7        208.6
      Estimated (gain) loss on exiting businesses         (135.0)        15.0
      Deferred income taxes                                 46.3          7.7
      Other - net                                           17.3         10.0

   Working capital (excluding financing
     and investing activities):
      Receivables - operating                                3.8        (13.2)
      Receivables - sold                                       -         60.0
      Inventories                                          115.3          8.9
      Accounts payable                                      (9.3)        12.5
      Employment costs and other                           (10.7)       (80.9)
                                                        ---------    ---------
Cash Provided from Operating Activities                    440.4        266.3
                                                        ---------    ---------
Investing Activities:
   Capital expenditures                                   (189.3)      (205.8)
   Cash proceeds from asset sales and other                160.9          6.0
                                                        ---------    ---------
Cash Used for Investing Activities                         (28.4)      (199.8)
                                                        ---------    ---------
Financing Activities:
   Pension expense                                         117.0        141.7
   Pension funding                                        (390.0)      (155.0)
   Long-term debt and capital lease borrowings               1.5          2.4
   Long-term debt and capital lease payments               (53.3)       (77.4)
   Cash dividends paid                                     (30.3)       (30.3)
   Other payments                                          (28.7)       (21.6)
                                                        ---------    ---------
Cash Used for Financing Activities                        (383.8)      (140.2)
                                                        ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents        28.2        (73.7)
Cash and Cash Equivalents- Beginning of Period             136.6        180.0
                                                        ---------    ---------
                         - End of Period                $  164.8     $  106.3
                                                        =========    =========

Supplemental Cash Payment Information:
   Interest, net of amount capitalized                  $   42.8     $   41.2
   Income taxes                                         $    7.1     $    3.3

The accompanying Notes are an integral part of the Consolidated Financial Statements.

              NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS

1. Segment Results (dollars in millions):
                                            (unaudited)

                                        1997                    1996
                            ---------------------------   -----------------
                            Third     Second    First     Fourth    Third
                            Quarter   Quarter   Quarter   Quarter   Quarter
                            -------   -------   -------   -------   -------
Net Sales:
 Basic Steel Operations    $1,109.4  $1,188.7  $1,174.3  $1,126.4  $1,142.6
 Steel Related Operations      10.0      26.8      27.0      32.6      42.8
 Eliminations                  (6.0)     (8.6)     (8.8)    (10.0)    (10.8)
                           --------- --------- --------- --------- ---------
   Total                   $1,113.4  $1,206.9  $1,192.5  $1,149.0  $1,174.6
                           ========= ========= ========= ========= =========
Estimated Gain (Loss) on Exiting Businesses:
 Basic Steel Operations    $      -  $  135.0  $      -  $ (240.0) $  (15.0)
 Steel Related Operations         -         -         -    (210.0)        -
                           --------- --------- --------- --------- ---------
   Total                   $      -  $  135.0  $      -  $ (450.0) $  (15.0)
                           ========= ========= ========= ========= =========
Operating Income (Loss):
 Basic Steel Operations    $   66.0  $  212.1  $   63.8  $ (193.0) $   31.8
 Steel Related Operations      (7.5)    (10.1)     (7.5)   (217.5)     (7.0)
                           --------- --------- --------- --------- ---------
   Total                   $   58.5  $  202.0  $   56.3  $ (410.5) $   24.8
                           ========= ========= ========= ========= =========
Shipments
 (thousands of net tons):
 Basic Steel Operations       2,183     2,238     2,220     2,146     2,200
                           ========= ========= ========= ========= =========
Raw Steel Production
 (thousands of net tons):
 Basic Steel Operations       2,417     2,462     2,317     2,412     2,359
                           ========= ========= ========= ========= =========

2. We sold our 37.57 percent interest in the Iron Ore Company of Canada for about $145 million. This sale resulted in recognizing a pretax gain of $135 million in the second quarter of 1997.

  We completed the sales of our BethForge and CENTEC businesses to West Homestead Engineering and Machinery Company (WHEMCO) during the third quarter of 1997. We also sold BethShip Sparrows Point Yard to Veritas in the fourth quarter of 1997. These actions complete the implementation of our comprehensive restructuring plan announced last October.

  Additionally, our HPM coal operation was sold to Power Mountain Coal Company in the fourth quarter of 1997.

3. In the second quarter of 1997, Bethlehem, through its wholly owned special purpose subsidiary, amended its existing non-reducing credit facility with 13 domestic and international banks. The amendment extends the term of the arrangement by about two years, through September 12, 2002, and increases the facility's inventory credit arrangement from $200 million to $225 million. The facility's receivable purchase agreement remains at $300 million, for a total of $525 million.

4. The Consolidated Financial Statements as of and for the three month and nine month periods ended September 30, 1997 and 1996 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.

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

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           ---------------------------------------------------------

Review of Results:
------------------

Third Quarter and First Nine Months 1997
Third Quarter and First Nine Months 1996
----------------------------------------

         Bethlehem reported net income of $41 million, on sales of $1.11 billion, for the third quarter of 1997 compared to net income of $11 million, on sales of $1.17 billion, for the third quarter of 1996. After deducting preferred dividends, net income per common share was $.27 for the third quarter of 1997 compared to break-even for the third quarter of 1996. Results for the third quarter of 1996 included a restructuring charge of $15 million. Without this charge, net income for the third quarter of 1996 was $23 million, or $.12 per common share.

         For the first nine months of 1997, net income was $239 million, or $1.85 per common share, including an after-tax gain of $113 million, or $1.01 per common share, related to the sale of our equity interest in Iron Ore Company of Canada (IOC). Net income for the first nine months of 1996 was $38 million, or $.06 per common share, including the restructuring charge. Excluding the effects of this year's IOC gain and 1996's restructuring charge, net income for the first nine months of 1997 was $126 million, on sales of $3.51 billion, compared to net income of $50 million, on sales of $3.53 billion, for the first nine months of 1996.


Segment Results
---------------

         The Basic Steel Operations segment had income from operations of $66 million for the third quarter of 1997 compared to income from operations of $32 million (including the restructuring charge) for the third quarter of 1996. Without this charge, income from operations for the third quarter of 1996 was $47 million. The improvement of this segment's third quarter 1997 operating results compared to the third quarter of 1996 was due to lower costs as a result of exiting Bethlehem Structural and increased shipments at our remaining businesses, partially offset by lower realized prices.

         Income from operations was $342 million for the first nine months of 1997 compared to $106 million for the first nine months of 1996. Excluding the effects of 1997's IOC gain and 1996's restructuring charge, income from operations for the first nine months of 1997 was $207 million compared to $121 million for the first nine months of 1996. This improvement was primarily from lower costs related to the exit of Bethlehem Structural.

         Third quarter 1997 income from operations declined from the second quarter of 1997 (excluding the IOC gain) because of lower realized prices and lower shipments. While prices for our steel products were only slightly lower during the third quarter, our average realized prices were reduced by lower sales of raw materials, such as iron ore and coal, and a different product mix principally caused by the automotive model-year changeover.

         The Steel Related Operations segment (BethForge, CENTEC and BethShip) reported losses from operations of $8 million and $25 million for the third quarter and first nine months of 1997 compared to losses of $7 million and $24 million for the third quarter and first nine months of 1996.


Status of Restructuring Plans
-----------------------------

         As previously announced, we recently completed the sales of our BethForge, CENTEC and BethShip Sparrows Point Yard businesses. BethForge and CENTEC were sold to West Homestead Engineering and Machinery Company (WHEMCO) in late September. The sale of BethShip to The Veritas Capital Fund was completed early in the fourth quarter. Bethlehem Structural ended operations in March. We have sold all of Bethlehem Structural's inventory and are now in the process of selling individual assets. These actions complete the exit of the five businesses that were part of the comprehensive restructuring plans announced last year. The plans also included the write-down as an impaired asset of our Bethlehem Coke operation, which we continue to closely monitor.

         Also, as previously announced, we sold our HPM coal operation to Power Mountain Coal Company, a subsidiary of A.T. Massey Coal Company, Inc., during October. Although not part of the 1996 restructuring plans, this sale is a continuation of our basic strategy of concentrating on our principal steelmaking divisions and rebuilding our financial strength.


Liquidity and Capital Structure
-------------------------------

         At September 30, 1997, total liquidity, comprising cash, cash equivalents and funds available under our bank credit arrangements, totaled $513 million compared to $446 million at December 31, 1996, and $421 million at September 30, 1996. At September 30, 1997, funds available under our bank credit arrangements totaled $349 million.

         Cash provided from operating activities for the first nine months of 1997 was $440 million compared to $266 million for the first nine months of 1996. Other sources of cash included proceeds from the sale of IOC in the second quarter of 1997 and the sale of BethForge and CENTEC in the third quarter of 1997.

         Principal uses of cash during the first nine months of 1997 included pension funding and capital expenditures. Capital expenditures were $189 million for the first nine months of 1997 compared to $206 million during the year-earlier period. Capital expenditures are currently expected to be about $250 million in 1997 compared to $259 million in 1996. We contributed $125 million to our pension fund during the third quarter of 1997, for a total of $390 million so far this year. Principal uses of cash during the remainder of 1997 include capital expenditures and additional pension funding.

         As previously announced, our board of directors authorized a capital appropriation of about $300 million to construct a new cold rolling mill complex at our Sparrows Point Division. The new complex will include a continuous pickling line, cold reducing mill, annealing facilities, a skin pass mill and related coil handling, storage and shipping facilities. The complex, which is scheduled to begin production in the fourth quarter of 1999, is expected to help Sparrows Point lower its costs, improve its quality and further enhance its capabilities to meets its customers' expectations.

         We expect to maintain an adequate level of liquidity from cash flow from operations, reductions in working capital and available borrowings under our credit arrangements.


Dividends
---------

         On October 29, 1997, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable December 10, 1997, to holders of record on November 10, 1997. No dividend was declared on Bethlehem's Common Stock.


Outlook
-------

         We believe the domestic economy will continue on a course of moderate and sustainable growth and low inflation. The demand from the major steel-consuming sectors continues to be very good and domestic industry steel shipments in 1997 and 1998 should be about 100 million tons, about the same volume shipped in 1996. We recognize, however, that competition will remain intense in all our markets particularly as a result of new steel production capacity and unfairly traded imports.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings.
---------------------------

         Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. The following previously reported proceedings had developments during the third quarter of 1997:

         On October 4, 1990, the State of Maryland Department of Environment (the "MDE") filed a civil action against Bethlehem in the Circuit Court of Baltimore County, Maryland seeking civil penalties for alleged violations of the Maryland air pollution regulations arising out of exceedances of the visible emissions standards established for various sources at the Sparrows Point Division by an October 1987 Consent Order, as amended in June 1989. On April 30, 1991, the MDE filed a complaint in intervention in a civil action filed on April 25, 1991, by the Justice Department on behalf of the United States Environmental Protection Agency (the "EPA") against Bethlehem, alleging violations of the Clean Air Act resulting from alleged violations of Maryland air pollution regulations at the Sparrows Point Division. The complaint in intervention, which was approved by the Court on June 14, 1991, incorporated all of the violations alleged in the MDE complaint. On May 1, 1992, a settlement between the parties to the EPA action was memorialized in a Consent Decree, which was entered by the Court on July 1, 1992. The Consent Decree resolved all of the issues in both the federal and state actions except for a single count in the MDE action dealing with alleged violations from the basic oxygen furnace. The parties have agreed to resolve that count with a civil penalty payment of $350,000 as part of a comprehensive multimedia pollution prevention agreement which was lodged in the U.S. District Court for Maryland as a proposed consent decree on February 25, 1997. On October 8, 1997, the Decree was entered by the Court as a final resolution of this action.

         On March 29, 1996, the U.S. Department of Justice, on behalf of the EPA, brought a civil action against Bethlehem in the U.S. District Court for the Northern District of Indiana for alleged violations of the Clean Water Act and the Safe Drinking Water Act at the Burns Harbor Division. The Complaint alleges that, from November 1992 to April 1994, the Division discharged pollutants from its dock wall without a permit as required by the Clean Water Act and failed to meet certain requirements of an underground injection well permit. Settlement negotiations were initiated prior to the filing of the Complaint. On August 22, 1997, a proposed Consent Decree to which the parties had agreed was lodged with the Court. Upon entry by the Court, the Consent Decree will be a final resolution of this action and will require Bethlehem to pay a civil penalty of $441,300 and to take certain remedial actions to insure continued compliance with the Clean Water Act and the Safe Drinking Water Act.

         Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at September 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

        (a)  Exhibits.
        --------------

               The following is an index of the exhibits included in this Report on Form 10-Q:

                11.     Statement Regarding Computation of Earnings Per Share.

                27.     Financial Data Schedule.

        (b)  Reports on Form 8-K.
        -------------------------

               No reports on Form 8-K were filed by Bethlehem during the quarter ended September 30, 1997.

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


                                     Bethlehem Steel Corporation
                                            (Registrant)
                                     by:

                                     /s/ L. A. Arnett
                                     -------------------------------
                                     L. A. Arnett
                                     Vice President and Controller
                                     (principal accounting officer)

Date:  November 12, 1997

                                 EXHIBIT INDEX
                                 -------------

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

27               Financial Data Schedule

                                                             EXHIBIT (11)

                          Bethlehem Steel Corporation

             Statement Regarding Computation of Earnings Per Share

     (dollars in millions and shares in thousands, except per share data)

    Three Months                                                              Nine Months
Ended September 30                                                         Ended September 30
------------------                                                         ------------------
  1997       1996        Primary Earnings Per Share                          1997       1996
  ----       ----        --------------------------                          ----       ----
  $40.6      $11.0    Net Income                                            $239.0      $37.7
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                              (7.5)      (7.5)
   (3.1)      (3.2)     $5.00 Preferred Dividend                              (9.4)      (9.4)
   (4.5)      (4.5)     $3.50 Preferred Dividend                             (13.4)     (13.5)
   (0.3)      (0.3)     5% Preference Dividend                                (0.9)      (1.1)
--------   --------                                                        --------   -------
  (10.4)     (10.5)         Total Preferred and Preference Dividends         (31.3)     (31.5)
--------   --------                                                        --------   -------
  $30.2       $0.5    Net Income Applicable to Common Stock                 $207.7       $6.2
========   ========                                                        ========   =======

                      Average Shares of Common Stock and
                      Equivalents Outstanding:
112,611    111,477      Common Stock                                       112,295    111,135
    164        -        Stock Options                                           55          2
--------   --------                                                        --------   -------
112,775    111,477              Total                                      112,350    111,137
========   ========                                                        ========   =======

  $0.27      $0.00    Primary Earnings Per Share                             $1.85      $0.06
========   ========                                                        ========   =======

                        Fully Diluted Earnings Per Share
  $40.6      $11.0    Net Income                                            $239.0      $37.7
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                              (7.5)      (7.5)
   (3.1)      (3.2)     $5.00 Preferred Dividend                              (9.4)      (9.4)
   (4.5)      (4.5)     $3.50 Preferred Dividend                               -        (13.5)
    -         (0.3)     5% Preference Dividend                                 -         (1.1)
--------   --------                                                        --------   -------
  $30.5       $0.5    Net Income Applicable to Common Stock                 $222.1       $6.2
========   ========                                                        ========   =======

                      Average Shares of Common Stock and Equivalents and
                      Other Potentially Dilutive Securities Outstanding:
112,611    111,477      Common Stock                                       112,295    111,135
    164        -        Stock Options                                           55          2
      *         *       $2.50 Preferred Stock                                    *          *
      *         *       $5.00 Preferred Stock                                    *          *
      *         *       $3.50 Preferred Stock                               12,255          *
  2,456         *       5% Preference Stock                                  2,456          *
--------   --------                                                        --------   -------
115,231    111,477              Total                                      127,061    111,137
========   ========                                                        ========   =======
  $0.26      $0.00    Fully Diluted Earnings Per Share                       $1.75      $0.06
========   ========                                                        ========   =======


*  Antidilutive