Form 10-K
period 1997-12-31
BETHLEHEM STEEL CORP /DE/
filed 1998-04-15
CIK 11860

                                                                           1997

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 694-2424

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------            -----------------------------------------
Common Stock--$1 par value per                New York Stock Exchange
 share                                         Chicago Stock Exchange
Preference Stock Purchase Rights              New York Stock Exchange
                                               Chicago Stock Exchange
Preferred Stock -- $1 par value per
 share
  $5.00 Cumulative Convertible                New York Stock Exchange
  (stated value $50.00 per share)
  $2.50 Cumulative Convertible                New York Stock Exchange
  (stated value $25.00 per share)
6 7/8% Debentures. Due March 1, 1999          New York Stock Exchange
8 3/8% Debentures. Due March 1, 2001          New York Stock Exchange
8.45% Debentures. Due March 1, 2005           New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes X   No
                                                                  ___    ___
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate Market Value of Voting Stock held by Non-Affiliates: $1,690,740,420

  The amount shown is based on the closing price of Bethlehem Common Stock on the New York Stock Exchange Composite Tape on April 3, 1998. Voting stock held by directors and executive officers of Bethlehem is not included in the computation. However, Bethlehem has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of Shares of Common Stock outstanding as of April 3, 1998: 113,283,652

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Selected portions of the 1997 Annual Report to Stockholders of Bethlehem Steel Corporation are incorporated by reference into Part I and Part II of this Report on Form 10-K.

  Selected portions of the 1998 Proxy Statement of Bethlehem Steel Corporation are incorporated by reference into Part III of this Report on Form 10-K.

                                    PART I

ITEM 1. BUSINESS.

  Bethlehem/1/ manufactures and sells a wide variety of steel mill products and produces and sells coke and iron ore.

  For financial reporting purposes, Bethlehem reports the results of its operations and other financial information in two segments, Basic Steel Operations and Steel Related Operations. Note B to the Consolidated Financial Statements contains financial information relating to Bethlehem's industry segments for 1997, 1996 and 1995. The following table shows the percentage of net sales of each segment and of major classes of products:

                                                           1997   1996   1995
                                                           -----  -----  -----
Basic Steel Operations
 Steel mill products:
  Hot rolled sheets.......................................  14.9%  14.3%  15.9%
  Cold rolled sheets......................................  17.2   16.2   14.4
  Coated sheets...........................................  31.5   32.3   29.7
  Plates..................................................  15.2   15.3   15.1
  Tin mill products.......................................   7.4    6.9    6.1
  Rail products...........................................   4.3    3.5    3.2
  Structural shapes and piling............................   1.3    3.8    6.7
 Other steel mill products................................   3.2    1.6    2.7
Other products and services (including raw materials).....   3.9    3.6    4.2
                                                           -----  -----  -----
                                                            98.9   97.5   98.0
Steel Related Operations..................................   1.1    2.5    2.0
                                                           -----  -----  -----
                                                           100.0% 100.0% 100.0%
                                                           =====  =====  =====

BASIC STEEL OPERATIONS

Operations

  Bethlehem's Basic Steel Operations produces a wide variety of steel mill products including hot rolled, cold rolled and coated sheets, plates, tin mill products, rail, specialty blooms, carbon and alloy bars and large-diameter pipe. Basic Steel Operations includes the Burns Harbor Division, the Sparrows Point Division and Pennsylvania Steel Technologies, Inc. Also included in Basic Steel Operations are iron ore operations (which provide raw materials to Bethlehem's steelmaking facilities or sell such materials to trade customers), railroad and trucking operations (which primarily transport raw materials and semifinished steel products within various Bethlehem operations) and lake shipping operations (which primarily transport raw materials to the Burns Harbor Division). See "ITEM 2. PROPERTIES" of this Report for a description of the facilities of these business units and operations.

--------
/1/ "Bethlehem" when used in this Report means Bethlehem Steel Corporation, a Delaware corporation, and where applicable includes its consolidated subsidiaries. Bethlehem was incorporated in Delaware in 1919.

  The following table shows production information for Bethlehem and for the domestic steel industry. The information regarding the domestic steel industry is based on data from the American Iron and Steel Institute ("AISI"):

                                                          1997   1996   1995
                                                          -----  -----  -----
   Domestic steel industry raw steel production
    capability (million of net tons)....................  121.4  116.0  112.0
   Domestic steel industry raw steel production (million
    of net tons)........................................  107.5* 105.3  104.9
   Domestic steel industry average utilization rate.....     89%    91%    93%
   Bethlehem's raw steel production capability (million
    of net tons)........................................   10.5   10.5   11.5
   Bethlehem's raw steel production (million of net
    tons)...............................................    9.6    9.4   10.4
   Bethlehem's average utilization rate.................     91%    90%    91%
   Bethlehem's production as a percent of the domestic
    steel industry......................................    8.9%   9.1%  10.0%

--------
* Preliminary

  Of Bethlehem's 1997 raw steel production, 92 percent was produced by basic oxygen furnaces and 8 percent by electric furnaces. Bethlehem's three continuous slab casters for light flat rolled products and plates produced about 91 percent of the slabs needed for these products in 1997 compared with 81 percent in 1996 and 84 percent in 1995.

  Bethlehem's operations are subject to planned and unplanned outages due to required maintenance, equipment malfunctions, work stoppages, various hazards (including explosions, fires and severe weather conditions) and the availability of raw materials, supplies, utilities and other items needed for the production of steel. These outages could result in reduced production and increased costs.

Markets

  The following table shows the percentage of the total net tons of steel mill products shipped by Bethlehem's Basic Steel Operations to each of its principal markets, including shipments to its own manufacturing operations:

                                                         1997   1996   1995
                                                         -----  -----  -----
   Service Centers, Distributors, Processors and
    Converters (including semifinished).................  46.9%  45.2%  41.0%
   Transportation (including automotive)................  24.9   26.0   24.8
   Construction.........................................  11.0   12.6   14.2
   Containers...........................................   5.8    5.2    5.2
   Machinery............................................   4.7    5.1    5.2
   Other................................................   6.7    5.9    9.6
                                                         -----  -----  -----
                                                         100.0% 100.0% 100.0%
                                                         =====  =====  =====

  Many of the markets Bethlehem supplies, such as automotive, machinery and construction, are highly cyclical and subject to downturns in the U.S. economy. Also, many of Bethlehem's customers and suppliers are subject to collective bargaining agreements, and their ability to operate could be impacted by a strike or work stoppage.

  Bethlehem distributes steel products principally through its own sales organization, which has sales offices at various locations in the United States and Mexico, and through foreign sales agents. In addition to selling to customers who consume steel products directly, Bethlehem sells steel products to steel service centers, distributors, processors and converters. Export sales for Basic Steel Operations were 2 percent of total sales in 1997, 3 percent in 1996 and 5 percent in 1995.

  Trade orders on hand for Basic Steel Operations were about $1.2 billion at both December 31, 1997 and 1996. Substantially all of the orders on hand at December 31, 1997, are expected to be filled in 1998.

Steel Price Sensitivity

  Bethlehem's financial results are significantly affected by relatively small (on a percentage basis) variations in the realized prices for its products. For example, Bethlehem shipped 8.8 million net tons of steel products and recorded net sales of $4.6 billion during 1997, implying an average realized price per ton of about $530. A one percent increase or decrease in this implied average realized price during 1997 would, on a pro forma basis, have resulted in an increase or decrease in net sales and pre-tax income of about $46 million. Competitive pressures in the steel industry are severe. These pressures could limit Bethlehem's ability to obtain price increases or could lead to a decline in prices, which could have a material adverse effect upon Bethlehem.

Cyclicality

  The domestic steel industry is highly cyclical in nature. Domestic integrated producers suffered substantial losses in the first half of the 1980s. During the second half of the 1980s, domestic steel producers benefited from improved industry conditions, and in 1988, domestic industry earnings reached record levels. Steel demand and pricing declined between 1989 and 1992, and the domestic industry reported substantial losses. Since 1993, there has been a recovery in steel markets, and domestic steel producers have reported improved results. Although Bethlehem believes that domestic steel markets will be relatively strong in 1998, there can be no assurance as to the extent of any future improvement in domestic steel industry earnings.

Competition

  The domestic steel industry is highly competitive. This competition affects the prices that Bethlehem can charge for its products, the utilization of its production facilities, its ability to sell higher value products and ultimately its profitability.

  Capacity. There is excess world capacity for many of the products produced by Bethlehem. Moreover, many foreign steel producers are owned, controlled or subsidized by foreign governments. Decisions by these foreign producers to continue marginal facilities may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. In addition, overcapacity has been perpetuated by the continued operation, modernization and upgrading of marginal domestic facilities through bankruptcy reorganization proceedings and by the sale of marginal domestic facilities to new owners, which operate such facilities with a lower cost structure. Over the next several years, construction of additional flat rolled production facilities could result in increased domestic capability of up to 10 million tons over 1997 levels.

  Mini-mill Producers. Domestic integrated producers, such as Bethlehem, have lost market share in recent years to domestic mini-mill producers. These producers provide significant competition in certain product lines, including hot rolled sheet products. Mini-mill producers are relatively efficient, low-cost producers that produce steel from scrap in electric furnaces (which are less expensive to build than integrated facilities), have low employment and environmental costs per ton shipped and target regional markets. Through the use of iron substitutes and thin slab casting technology, mini-mill producers are increasingly able to compete directly with producers of higher value products, including cold rolled and coated sheets. Most of the new flat rolled facilities that will be constructed over the next several years will be electric furnace facilities.

  Imports. Domestic steel producers also face significant competition from foreign producers and have been, and may continue to be, adversely affected by unfairly traded imports. In certain cases, foreign producers may be pricing their products below their production costs. Imports of finished steel products accounted for about 18 percent of the domestic market in 1997 and about 17 percent in both 1996 and 1995.

  The following table, which is based on data reported by the AISI, shows the percentage of the domestic apparent consumption of steel mill products supplied by imports for various classes of products.

                                                                  1997  1996  1995
                                                                  ----  ----  ----
   Rail..........................................................  26%   26%   28%
   Plates........................................................  21    26    22
   Tin mill products.............................................  15    14    15
   Hot rolled and cold rolled sheets.............................  22    19    19
   Coated sheets.................................................  11    10     9
   All products*.................................................  24    23    21

--------
* Excludes steel imported in the form of manufactured goods, such as automobiles, but includes semifinished steel.

  Excluding semifinished steel, imports of steel mill products were about 24.8 million tons in 1997, 21.6 million tons in 1996 and 19.2 million tons in 1995.

  Antidumping and countervailing duty orders covering imports of corrosion resistant sheet from six countries, cold rolled sheet from three countries and plates from 11 countries, which resulted from unfair trade cases filed by Bethlehem and 11 other companies in 1992, remain in place. Imports of flat rolled steel from countries not subject to orders, including particularly the Commonwealth of Independent States (formerly the USSR), eastern European countries and the People's Republic of China, have increased significantly. In December 1997, the International Trade Commission ruled that imports of cut-to-length plate from the People's Republic of China, Russia, the Ukraine and South Africa were causing or threatening to cause material injury to the domestic steel industry. Antidumping duty orders covering imports of cut-to-length plate from these countries were suspended by agreements limiting the quantity of plate imports for a five-year period, except for South Africa, which is subject to a price floor. Violation of the suspension agreements by these countries would result in the antidumping duty orders becoming effective. Bethlehem continues to be concerned about the high levels of unfairly traded imports which could adversely affect the profitability of Bethlehem.

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

  Substitute Materials. For many steel products, there is substantial competition from manufacturers of products other than steel, including aluminum, ceramics, concrete, glass, plastic and wood. Changes to the relative competitiveness of these substitute materials and the emergence of additional substitute materials could adversely affect future prices and demand for Bethlehem's products.

STEEL RELATED OPERATIONS

  Bethlehem's Steel Related Operations included BethForge, Inc. and CENTEC Roll Corporation, which manufactured and fabricated forged steel and cast iron products, and BethShip, Inc., which repaired and serviced ships and fabricated industrial products. All of these facilities were sold during 1997.

GENERAL

Capital Expenditures

  Capital expenditures were $228 million in 1997 compared with $259 million in 1996 and $267 million in 1995. Capital expenditures for 1998 are currently estimated to be about $300 million.

  Major projects during 1997 included improvements at Burns Harbor's hot strip mill and 160-inch plate mill.

  About $630 million of capital expenditures were authorized in 1997 including the construction of a $300 million cold rolling mill complex at Sparrows Point. At December 31, 1997, the estimated cost of completing authorized capital expenditures was about $751 million compared with $386 million at December 31, 1996. Such authorized capital expenditures are expected to be completed during the 1998-2000 period.

  The domestic integrated steel industry is very capital intensive. As discussed under "ITEM 2. PROPERTIES -- General" of this Report, Bethlehem's principal operations and facilities are of varying ages, technologies and operating efficiencies. Bethlehem will need to continue to make significant capital expenditures in the future to maintain and improve the competitiveness of its operations and facilities.

Environment

  Bethlehem is subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and solid and hazardous waste disposal. During the five years ended December 31, 1997, Bethlehem spent about $160 million for environmental control equipment. Expenditures for new environmental control equipment totaled about $15 million in 1997, $29 million in 1996 and $36 million in 1995. The costs incurred in 1997 to operate and maintain existing environmental control equipment were about $112 million (excluding interest costs but including depreciation charges of $14 million) compared with $115 million in 1996 and $120 million in 1995. In addition, Bethlehem has been required to pay various fines and penalties relating to violations or alleged violations of laws and regulations in the environmental control area. Bethlehem paid about $830,000 in 1997, $160,000 in 1996 and $5.9 million in 1995 for such fines and penalties.

  Under the Clean Air Act, as amended, coke-making facilities will have to meet progressively more stringent standards over the next 25 years. Bethlehem currently operates coke-making facilities in Burns Harbor, Indiana and Lackawanna, New York. Operations at the Coke Division in Bethlehem, Pennsylvania were discontinued by March 31, 1998. Bethlehem will continue to evaluate the impact of future emission control regulations on its Burns Harbor and Lackawanna operations but believes that these operations will be able to comply.

  Bethlehem and federal and state regulatory agencies conduct negotiations to resolve differences in interpretation of environmental control requirements. In some instances, those negotiations are held in connection with the resolution of pending environmental proceedings. Bethlehem believes there will not be any significant curtailment or interruptions of any of its important operations as a result of these proceedings and negotiations.

  Bethlehem cannot predict the future specific environmental control requirements. Based on existing and anticipated regulations under current legislation, Bethlehem estimates that capital expenditures for new environmental control equipment will average about $20 million per year over the next two years. However, estimates of future capital expenditures and operating costs required for environmental compliance are subject to numerous uncertainties, including the evolving nature of regulations, possible imposition of more stringent requirements, availability of new technologies and the timing of expenditures.

  Under the Resource Conservation and Recovery Act, as amended ("RCRA"), the owners of certain facilities that managed hazardous waste after 1980 are required to investigate and, if appropriate, remediate certain historic environmental contamination found at the facility. All of Bethlehem's major facilities may be subject to this "Corrective Action Program", and Bethlehem has implemented or is currently implementing the program at its facilities located in Steelton, Pennsylvania; Lackawanna, New York; Burns Harbor, Indiana; and Sparrows Point, Maryland. At Steelton, Bethlehem completed a RCRA Facility Investigation ("RFI"), a Corrective Measures Study ("CMS") and a remediation program approved by the United States Environmental Protection Agency (the "EPA") and completed the remediation in 1994. At Lackawanna, Bethlehem is conducting an RFI which is expected to be completed later this year. At Burns Harbor, Bethlehem received EPA approval of its proposed scope of work for an RFI which will require several years to complete. At Sparrows Point, Bethlehem, the EPA and the Maryland Department of the Environment have agreed to a phased RFI as part of a comprehensive multimedia pollution prevention agreement which was entered by the U. S. District Court for Maryland on October 8, 1997. The potential costs for possible remediation activities, if any, at Lackawanna, Burns Harbor and Sparrows Point and the timeframe for implementation of these activities cannot be reasonably estimated until the RFIs, and possibly the CMSs, have been completed and approved.

  Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA", also known as "Superfund"), the EPA can impose liability for site remediation on generators and transporters of waste, as well as past and present owners and operators of the sites where the waste was disposed of, regardless of fault or the legality of the disposal activities. Bethlehem is actively involved at 25 sites where it has been advised that it may be considered a potentially responsible party under CERCLA or corresponding State Superfund legislation. Based on its experience regarding site remediation and its knowledge of and extent of involvement in such sites, Bethlehem expects that its share of the costs for remediation of these sites will not be material.

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

Purchased Materials and Services

  Bethlehem purchases about $3 billion per year of raw materials, energy, equipment, goods and services from commercial sources in about 40 countries. Bethlehem's profitability could be affected by difficulties in obtaining these items and the prices paid for them. These difficulties could include such things as labor strikes, political instability and natural disasters. Bethlehem made significant progress in 1997 through its Strategic Sourcing initiatives and expects further progress in 1998. Strategic Sourcing's objectives are to forge a strong, competitive base of supply partners who share Bethlehem's commitment to deliver superior value to customers; to realize significant, immediate and sustainable improvements in the total cost, quality and value of purchased goods and services; and to establish mutual commitments to continuous improvement. See "ITEM 2. PROPERTIES -- Properties Relating to the Basic Steel Operations Segment -- Raw Material Properties and Interests" of this Report for a further description of the sources of raw materials essential to Bethlehem's steelmaking business.

Technology

  Bethlehem performs research to improve existing products, develop new products and make operating processes more efficient. During 1997, 1996 and 1995, Bethlehem spent about $22 million, $25 million and $25 million, respectively, for research and development. Bethlehem owns a number of U.S. and foreign patents that relate to a wide variety of products and processes, has pending patent applications and is licensed under a number of patents. During 1997, 13 U.S. patents covering a variety of new developments were awarded to Bethlehem. However, Bethlehem believes that no single or group of patents or licenses is of material importance in its overall business. Bethlehem also owns registered trademarks for certain of its products and service marks for certain of its services which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.

  In 1994, Bethlehem and U. S. Steel Group, a unit of USX Corporation, entered into a Cooperative Research and Development Agreement. During 1997, Bethlehem and U. S. Steel Group continued to conduct joint research and development activities under the Agreement in the field of basic ironmaking and steelmaking technologies and processes, such as primary iron and steel process development, finishing process development and process instrumentation development. Bethlehem believes that the joint research and development activities meet the

Agreement's goals, including expediting technological developments and improvements, enhancing Bethlehem's domestic and worldwide competitiveness and reducing research and development costs and time periods. Bethlehem, therefore, intends to continue the joint research and development activities in 1998 and has filed appropriate notices.

  Bethlehem is taking steps to address the "Year 2000" computer issue. The issue involves the once common programming practice of storing date information using only the last two digits to indicate the year. Storing the year 2000 as "00" could cause errors in sorting, comparing or manipulating information. Bethlehem anticipates being substantially Year 2000 compliant by the end of 1998. It is also working with its customers and suppliers to assess their compliance. Bethlehem's costs associated with solving the Year 2000 issue will not be material.

Employment

  At the end of 1997, Bethlehem had about 15,600 employees, three-quarters of whom are covered by agreements with the United Steelworkers of America ("USWA"). The agreement covering most of Bethlehem's USWA represented employees expires in 1999. A strike or work stoppage could impact Bethlehem's ability to operate if it is unable to negotiate a new agreement with its represented employees when the existing agreement expires in 1999. Also, Bethlehem's profitability could be adversely affected if increased costs associated with any future contract are not recoverable through productivity improvements or price increases.

  For further information with regard to Bethlehem's employment-related matters, see "Employment" under "Financial Review and Operating Analysis" in Bethlehem's 1997 Annual Report to Stockholders. As set forth on page 14 of this Report, such discussion is incorporated herein by reference.

Employee Postretirement Obligations

  Bethlehem has substantial financial obligations related to its employee postretirement plans for pensions and healthcare. Moreover, due to the excess of projected benefit obligations over pension fund assets, Bethlehem's annual pension expense is higher on a per ton basis than that of most other domestic steel producers. This pension expense, combined with postretirement healthcare expense, puts Bethlehem at a competitive disadvantage with respect to such costs compared to most other domestic steel producers. As of December 31, 1997, Bethlehem's consolidated balance sheet reflected liabilities of $440 million and $1,595 million, recognized in accordance with generally accepted accounting principles, for postretirement pensions and benefits other than pensions, respectively. The calculation of the actuarial present value of the accumulated benefit obligations and recorded liabilities for active employees assumes continued employment with projections for retirements, deaths, resignations and discharges. If actual terminations of active employees occur significantly earlier than projected (as a result of facility shutdowns, restructurings or other reasons), the accumulated benefit obligations and recorded liabilities would increase substantially. The charges for employees terminated as a result of facility shutdowns or restructurings vary depending upon the demographics of the workforce, but could be $100,000 per employee. The recording of these charges could result in a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities, decrease in stockholders' equity and increases in required contributions to the pension fund and retiree healthcare payments.

  Bethlehem has contributed amounts to its pension fund substantially in excess of amounts required under current law and regulations. As a result, Bethlehem currently has a funding standard credit balance which would allow it under current laws and regulations to defer all pension funding for more than two years, although it presently has no plans to do so.

Joint Ventures, Partnerships, Facility Sharing Arrangements and Mergers

  Bethlehem has considered, and discussed with others, various opportunities for joint ventures, partnerships, facility sharing arrangements and mergers of all or part of Bethlehem. Bethlehem will continue to explore such opportunities. See "ITEM 2. PROPERTIES." of this Report for a description of joint ventures in which Bethlehem participates.

  Merger with Lukens Inc. Bethlehem will acquire Lukens Inc. in a merger transaction expected to close by early second quarter 1998, subject to approval by Lukens' stockholders and regulatory authorities. For further information regarding the merger, see "Financial Review and Operating Analysis" in Bethlehem's 1997 Annual Report to Stockholders. As set forth on page 14 of this Report, such discussion is incorporated herein by reference. Also see "Capital Structure" below.

Restructuring Activities

  Facility Shutdowns and Restructurings. During the last five years, Bethlehem has shut down or restructured several facilities and operations. Since 1993, Bethlehem recorded charges of $815 million in connection with these actions including restructuring charges of $465 million ($382 million after-tax) in 1996 for the exit of Bethlehem Structural, the Eagle Nest coal operation, BethForge, CENTEC and BethShip and the write-off of the assets of the Coke Division located in Bethlehem, Pennsylvania as an impaired asset. Eagle Nest, BethForge, CENTEC and BethShip were sold and Bethlehem Structural ended operations by the end of 1997. Also during 1997, Bethlehem sold its High Power Mountain coal assets and its equity interest in Iron Ore Company of Canada. Operations at the Bethlehem Coke Division were discontinued by March 31, 1998. If it becomes necessary for Bethlehem to exit or restructure additional businesses and operations in the future, it could incur substantial additional charges in the process. The recording of these charges could have a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities, decrease in stockholders' equity and possible increases in required contributions to the pension fund and retiree heathcare payments. Except as previously announced, Bethlehem does not currently anticipate any additional facility shutdowns, restructurings or other reasons why active Bethlehem employees might be terminated. Bethlehem anticipates further workforce reductions in the range of 900 employees at its Sparrows Point Division over the next three to four years as part of its previously-announced comprehensive plan to achieve and sustain a superior rate of return on the capital invested at this facility.

  In connection with the proposed Lukens merger, Bethlehem currently intends to close Lukens' Coatesville 206" plate mill and Bethlehem's Sparrows Point 160" plate mill, and increase the output of existing facilities at Bethlehem's Burns Harbor Division and Lukens' 110" Conshohocken Steckel mill, both of which are currently underutilized, at a future time that will be determined on a basis consistent with customer requirements and other factors. The existing Lukens workforce will be reduced as a result of increased operating and administrative efficiencies. The timing and extent of the reductions will not be finalized until after the merger.

Capital Structure

  Bethlehem's capital structure is highly leveraged reflecting its recorded liabilities for pensions and other postretirement obligations. Although Bethlehem believes it has sufficient access to funds for the operation of its business, its existing obligations and below investment grade credit ratings may limit its ability to raise capital in the future.

  Bethlehem expects to finance the cash consideration to be paid in connection with the Lukens' merger discussed above with available cash and with the sale of Lukens' stainless and distribution businesses. Bethlehem has already signed an agreement to sell certain assets of Lukens to Allegheny Teledyne Incorporated for $175 million. If the sale of assets contemplated by the agreement with Allegheny and/or the potential sales of other Lukens assets are not consummated at or prior to the closing of the Lukens' merger, Bethlehem may incur additional debt by entering into a short-term borrowing arrangement and by drawing on its current revolving credit arrangement to finance the remaining portion of the cash consideration to be paid in connection with the merger.

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

  As permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Bethlehem is identifying in this Report important factors that could cause Bethlehem's actual results to differ materially from those projected in these forward-looking statements. These factors include, but are not necessarily limited to:

  .  the effect of planned and unplanned outages on Bethlehem's operations;

  . the highly cyclical nature of the domestic steel industry and many of the markets supplied by Bethlehem and the effect of that cyclicality on prices and volume;

  . the potential impact of strikes or work stoppages at facilities of Bethlehem's customers and suppliers;

  . the sensitivity of Bethlehem's results to relatively small changes in the prices obtained by Bethlehem for its products;

  . intense competition due to world steel overcapacity, new domestic capacity over the next several years, low-cost mini-mill facilities, imports and substitute materials;

  . the high capital requirements associated with integrated steel facilities;

  . the significant costs associated with environmental controls and remediation expenditures and the uncertainty of future environmental control requirements;

  . availability and prices associated with raw materials, supplies, utilities and other services and items required by Bethlehem's operations;

  . employment matters, including costs and uncertainties associated with Bethlehem's collective bargaining agreements, and employee postretirement obligations;

  .  the effect of possible future restructuring activities;

  .  Bethlehem's highly leveraged capital structure;

  . the effect of Bethlehem's customers and suppliers not becoming Year 2000 compliant in a timely manner; and

  . the effect of existing and possible future lawsuits filed against Bethlehem.

  "ITEM 1. BUSINESS" and "ITEM 3. LEGAL PROCEEDINGS" of this Report discuss these factors in more detail and are incorporated by reference into this section. Bethlehem does not undertake to update any forward-looking statements that may be made from time to time by Bethlehem or its representatives.

ITEM 2. PROPERTIES.

PROPERTIES RELATING TO THE BASIC STEEL OPERATIONS SEGMENT

Burns Harbor Division

  Location: In Indiana on Lake Michigan, about 50 miles southeast of Chicago, Illinois.

  Principal products and markets: Hot rolled sheet, cold rolled sheet, corrosion-resistant coated sheet and plates. Its principal markets include automotive, service centers, construction, machinery and appliance.

  Principal facilities: A sintering plant, two coke oven batteries, two blast furnaces, including coal injection facilities, three basic oxygen furnaces with a combined annual raw steel production capability of about 5.6 million tons, a vacuum degassing facility, two continuous slab casters with a combined annual production capability of about 4.0 million tons, a 50 x 90-inch slabbing mill, two sheared plate mills (110-inch and 160-inch), an 80-inch hot-strip mill, two continuous pickling lines, an 80-inch five-stand cold reducing mill, sheet finishing mills, a continuous heat treating line, batch annealing facilities and a 72-inch hot-dip galvanizing line. Burns Harbor operates a cold reducing mill, a continuous pickling line, a galvanizing line and two coke oven batteries in Lackawanna, New York.

  Burns Harbor continuously casts about 80 percent of its total production volume, with the remaining 20 percent being ingot cast. Ingot cast slabs are used primarily to make steel plates. Burns Harbor's utilization of raw steel production capability was 92 percent during 1997.

Sparrows Point Division

  Location: On the Chesapeake Bay near Baltimore, Maryland.

  Principal products and markets: Hot rolled sheet, cold rolled sheet, corrosion-resistant coated sheet (e.g., galvanized sheet, Galvalume(R) sheet), tin mill products and plates. Its principal markets include construction, containers and service centers.

  Principal facilities: A sintering plant, a large blast furnace, two basic oxygen furnaces with an annual raw steel production capability of about 3.7 million tons, a two-strand continuous slab caster with an annual production capability of about 3.7 million tons, a 160-inch sheared plate mill, a 68-inch hot-strip mill, three continuous pickling lines, three cold reducing mills (66-inch, 56-inch and 48-inch), continuous and batch annealing facilities, two galvanizing lines, a Galvalume(R) line, a 48-inch hot-dip galvanizing/Galvalume(R) line and tin mill facilities that include tin and chrome plating lines.

  Sparrows Point continuously casts essentially 100 percent of its total production volume. Sparrows Point's utilization of raw steel production capability was 102 percent during 1997.

Pennsylvania Steel Technologies, Inc. ("PST")

  Location: In Steelton, Pennsylvania, south of Harrisburg, Pennsylvania.

  Principal products and markets: Railroad rails, specialty blooms and flat bars. It is one of only two rail producers in the United States. PST also produces large-diameter pipe for the oil and gas industries.

  Principal facilities: A DC electric arc furnace with an annual raw steel production capability of about 1.2 million tons, a ladle furnace, a vacuum degassing facility, a continuous bloom caster, a 44-inch blooming mill, a 28-inch rail mill, in-line rail head-hardening facilities, finishing and shipping facilities for long-length (80-foot) rails, a 20-inch bar mill and an electric fusion welded pipe mill.

  PST's utilization of raw steel production capability was 59 percent during 1997.

Joint Ventures

  Bethlehem participates in a joint venture, known as Double G Coatings Company, L.P., which operates a 270,000 ton per year sheet coating line near Jackson, Mississippi. The line produces galvanized and Galvalume(R) coated sheets primarily for the construction market. Sparrows Point provides cold rolled coils for about half of Double G's annual capacity and is responsible for marketing its share of the finished product.

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

  In 1997, Bethlehem entered into two new joint ventures. One is with TWB Company, located in Michigan, which operates the largest plant in North America producing laser-welded blanks for the automotive industry. The second is Steel Construction Systems, a joint venture with CSR Rinker, the largest building materials company in Florida, to expand the use of steel in residential and light commercial buildings.

  Bethlehem also has indirect equity interests in various iron ore properties. See "Raw Material Properties and Interests" below.

Raw Material Properties and Interests

  Iron Ore. Bethlehem has indirect equity interests in various iron ore operating properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1997, sufficient to produce at least 16 million tons of direct shipping iron ore from properties located in Brazil and 199 million tons of iron ore pellets from properties located in Minnesota. During 1997, Bethlehem sold its equity interest in Iron Ore Company of Canada ("IOC"). Bethlehem will continue as a customer of IOC and will purchase iron ore at prices which approximate market. In addition to the estimated reserves at operating properties, Bethlehem also has indirect equity interests in undeveloped or nonoperating iron ore properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1997, sufficient to produce at least 16 million tons of direct shipping iron ore from properties located in Brazil and 128 million tons of iron ore pellets from properties located in Minnesota.

  The iron ore operating properties in which Bethlehem has interests have mining and processing facilities which can supply a majority of Bethlehem's current annual iron ore requirements. The location of Bethlehem's steel operations and the iron ore products best suited to these facilities determine when Bethlehem sells, exchanges and purchases iron ore. These purchases have been from various sources, including sources in which it has ownership interests, under a variety of arrangements.

  Bethlehem's share of the annual iron ore production by enterprises in which it has ownership interests, for Bethlehem's use or sale to trade customers, was 7.7 million tons in 1997 and 13.9 million tons in 1996. In addition to these sources, Bethlehem purchased 4.8 million tons of iron ore in 1997 and
1.7 million tons of iron ore in 1996 from sources in which it had no ownership interests. In 1997, Bethlehem obtained about 61 percent of its iron ore requirements from operations in which it had ownership interests compared with 86 percent in 1996.

  Bethlehem had trade sales of iron ore in 1997 of .3 million tons and 1.2 million tons in 1996. No iron ore trade sales commitments exist for 1998 or beyond.

  The interests in foreign iron ore properties described above are subject to the risks associated with investments in foreign countries, including the risk of nationalization.

  Coal and Coke. During 1997, Bethlehem sold the remainder of its coal operating properties. Bethlehem owns and leases undeveloped or nonoperating coal properties in Pennsylvania, which it estimates contained recoverable reserves at December 31, 1997, sufficient to produce at least 161 million tons of coal, of which about 89 percent and 11 percent, respectively, are metallurgical and steam coal.

  Bethlehem's coal operations produced 0.3 million tons of coal in 1997 and
1.9 million tons in 1996. Trade shipments of coal were 0.3 million tons in 1997 compared with 1.2 million tons in 1996.

  In 1997, Bethlehem obtained none of its coal from its own mines, compared with 13 percent in 1996. In 1997, all of the coal was purchased from commercial sources. Through December 31, 2005, Bethlehem is committed to satisfy certain of its coal requirements from a single supplier.

  Bethlehem operates coke-making facilities at Burns Harbor, Indiana and Lackawanna, New York. As mentioned above, the facilities in Bethlehem, Pennsylvania, were discontinued by March 31, 1998.

  Other Raw Materials. Bethlehem purchases its other raw material requirements from commercial sources.

Transportation

  Bethlehem owns five subsidiary shortline railroads which transport raw materials and semifinished steel products within various Bethlehem operations and serve other customers on their lines. Bethlehem manages an interstate trucking company serving Bethlehem's operations and other facilities.

  The Burns Harbor Division operates two 1,000 foot ore vessels (one owned and one under long-term charter), which are used for the transportation of iron ore on the Great Lakes.

PROPERTIES RELATING TO THE STEEL RELATED OPERATIONS SEGMENT

  As discussed under "ITEM 1. BUSINESS -- Facility Shutdowns and
Restructurings", all of the properties of the Steel Related Operations Segment have been sold.

GENERAL

  While Bethlehem's principal operations and facilities are adequately maintained, they are of varying ages, technologies and operating efficiencies. Bethlehem believes that most of its operations and facilities currently are competitive with the operations and facilities of its principal competitors. Bethlehem will continue to make capital expenditures to improve and maintain the competitiveness of its operations and facilities. See "ITEM 1. BUSINESS --
 General -- Capital Expenditures" of this Report for a discussion of Bethlehem's capital expenditures.

  Bethlehem owns all principal operations and facilities except for two continuous casters at Sparrows Point and Burns Harbor which are being leased and were capitalized. Bethlehem financed the construction of two hot-dip galvanizing lines at its Burns Harbor and Sparrows Point Divisions. These two galvanizing lines are pledged as collateral for the borrowings.

ITEM 3. LEGAL PROCEEDINGS.

  Bethlehem is a party to numerous legal proceedings incurred in the ordinary course of its business, including the matters specifically discussed below.

  On March 29, 1996, the U.S. Department of Justice, on behalf of the EPA, brought a civil action against Bethlehem in the U.S. District Court for the Northern District of Indiana for alleged violations of the Clean Water Act and the Safe Drinking Water Act at the Burns Harbor Division. The Complaint alleges that, from November 1992 to April 1994, the Division discharged pollutants from its dock wall without a permit as required by the Clean Water Act and failed to meet certain requirements of an underground injection well permit. On January 15, 1998, a Consent Decree to which the parties had agreed was entered by the Court in final resolution of this action. The Consent Decree requires Bethlehem to pay a civil penalty of $441,300 and to take certain remedial actions to insure continued compliance with the Clean Water Act and the Safe Drinking Water Act.

  On February 14, 1997, the EPA issued a notice alleging violations by Bethlehem Structural Products Corporation ("BSPC"), a subsidiary of Bethlehem, of the Clean Air Act, based on emissions from Coke Oven Battery A at BSPC on various days in 1996 exceeding those allowed under the Pennsylvania State Implementation Plan (the "SIP"). Settlement negotiations were initiated among BSPC, the EPA and the Pennsylvania Department of Environmental Protection (the "DEP") to resolve Battery A compliance issues under the National Emissions Standards for coke oven emissions (the "NESHAP"), as well as under the SIP. On December 22, 1997, a proposed Consent Decree to which the parties had agreed was lodged with the U. S. District Court for the Eastern District of Pennsylvania. Upon entry by the Court, the Consent Decree will be a final resolution of this matter. It will require BSPC to pay civil penalties of $178,500 to the United States and $119,000 to the DEP and to take certain remedial actions to insure continued compliance with the SIP and the NESHAP.

  See "ITEM 1. BUSINESS -- General -- Environmental Control and Remediation Expenditures" of this Report for a discussion of Bethlehem's potential responsibilities for environmental cleanup at certain sites under RCRA and CERCLA.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

---------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers of Bethlehem as of April 3, 1998, are as follows:

  NAME                         AGE                  POSITION
  ----                         ---                  --------
Curtis H. Barnette              63 Chairman (Chief Executive Officer)
Roger P. Penny                  61 President (Chief Operating Officer)
Gary L. Millenbruch             60 Executive Vice President (Chief Financial
                                    Officer) and Treasurer
Dr. Augustine E. Moffitt, Jr.   52 Senior Vice President (Administration) and
                                    Chief Administrative Officer
David P. Post                   64 Senior Vice President (Commercial) and
                                    Chief Commercial Officer
Lonnie A. Arnett                52 Vice President (Accounting) and Controller
Dr. Walter N. Bargeron          55 President, Burns Harbor Division
Stephen G. Donches              52 Vice President (Public Affairs)
Duane R. Dunham                 56 President, Sparrows Point Division
Andrew R. Futchko               55 President, Pennsylvania Steel
                                    Technologies, Inc.
William H. Graham               52 Vice President (Law), General Counsel and
                                    Secretary
John L. Kluttz                  55 Vice President (Union Relations)
Dr. Carl F. Meitzner            58 Vice President (Planning)
Dr. Malcolm J. Roberts          55 Vice President (Technology) and Chief
                                    Technology Officer
Robert A. Rudzki                44 Vice President (Purchasing and
                                    Transportation) and Chief Procurement
                                    Officer
Dorothy L. Stephenson           48 Vice President (Human Resources)

  All of the executive officers have held responsible management or professional positions with Bethlehem or its subsidiaries for more than the past five years.

  Bethlehem's By-laws provide that the Board of Directors annually chooses the officers and that each officer holds office until his or her successor is elected, or his or her death, resignation or removal.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  As of April 3, 1998, about 34,500 stockholders held 113,283,652 shares of Bethlehem Common Stock. The principal market for Bethlehem Common Stock is the New York Stock Exchange. Bethlehem Common Stock is also listed on the Chicago Stock Exchange. Dividends on Bethlehem Common Stock are paid quarterly when declared by Bethlehem's Board of Directors.

  Under the provisions of Bethlehem's 10 3/8% Senior Notes due 2003, Bethlehem's ability to pay dividends on its Common Stock is restricted. See Note L to the Consolidated Financial Statements. At December 31, 1997, about $485 million was available for the payment of Common Stock dividends under these provisions.

  Bethlehem has not paid a dividend on its Common Stock since the fourth quarter of 1991. Bethlehem's Board of Directors will determine whether to pay any future dividends (subject to any applicable restrictions) based on attained results and the business outlook.

  The following table shows the high and low sales prices of Bethlehem Common Stock as reported in the consolidated transaction reporting system. The closing sale price of Bethlehem Common Stock on April 3, 1998, was $15.000.

                                                       1997           1996
                                                  -------------- ---------------
                                                   SALES PRICES   SALES PRICES
                                                  -------------- ---------------
PERIOD                                             HIGH    LOW    HIGH     LOW
------                                            ------- ------ ------- -------
First Quarter.................................... $ 9.375 $7.625 $15.875 $13.125
Second Quarter...................................  10.750  7.750  14.500  11.500
Third Quarter....................................  12.875  9.813  12.000   9.250
Fourth Quarter...................................  11.563  7.750  10.313   7.625

ITEM 6. SELECTED FINANCIAL DATA.

  The information required by this Item is incorporated by reference from page 27 of Bethlehem's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information required by this Item is incorporated by reference from pages 1 to 6 and 8 to 11 of Bethlehem's 1997 Annual Report to Stockholders as amended as indicated on page F-4.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this Item is incorporated by reference from pages 12 to 24 of Bethlehem's 1997 Annual Report to Stockholders as amended as indicated on page F-4.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  In addition to the information under the caption "Executive Officers of the Registrant" in Part I of this Report, the information required by this Item is incorporated by reference from the material under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from pages 2 to 9 of Bethlehem's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated by reference from pages 14 to 19 of Bethlehem's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is incorporated by reference from pages 7 and 20 of Bethlehem's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated by reference from the material under the heading "Certain Business Relationships" on page 8 and under the heading "Indemnification Assurance Agreements" on page 20 of Bethlehem's Proxy Statement for the 1998 Annual Meeting of Stockholders.

  Except for those items specifically incorporated by reference, you should not consider our 1997 Annual Report or Proxy Statement to be part of this Report.

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

  (1) FINANCIAL STATEMENTS.

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Consolidated Statements of Income for years 1997, 1996 and 1995..........    *
Consolidated Balance Sheets as of December 31, 1997, and 1996............    *
Consolidated Statements of Cash Flows for the years 1997, 1996 and 1995..    *
Notes to Consolidated Financial Statements (Including Quarterly Financial
 Data)...................................................................    *

  (2) CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES.

Report of Independent Auditors On Consolidated Financial Statement
 Schedule................................................................  F-1
  II -- Valuation and Qualifying Accounts and Reserves, years ended
   December 31, 1997, 1996
   and 1995..............................................................  F-3

--------
* Incorporated by reference from pages 12 to 24 of Bethlehem's 1997 Annual Report to Stockholders as amended as indicated on page F-4.

  The Consolidated Financial Statements, together with the report of Price Waterhouse LLP dated January 28, 1998, on pages 12 to 25 of the 1997 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report. With the exception of those pages, you should not consider the 1997 Annual Report to Stockholders as a part of this Report for this Item. The Schedule listed above should be read in conjunction with the consolidated financial statements in such 1997 Annual Report to Stockholders.

  Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.

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

  (b)Amendment to Second Restated Certificate of Incorporation
     (Incorporated by reference from Exhibit 3(i) to Bethlehem's quarterly report on Form 10-Q for the quarter ended June 30, 1995).

  (c)By-laws of Bethlehem Steel Corporation, as amended October 1, 1988 (Incorporated by reference from Exhibit (3)(b) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

*(10)(a) Excess Benefit Plan of Bethlehem Steel Corporation and Subsidiary Companies, as amended September 20, 1995.

    *(b)  1988 Stock Incentive Plan of Bethlehem Steel Corporation.

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

    *(f) Supplemental Benefits Plan of Bethlehem Steel Corporation and Subsidiary Companies, as amended September 20, 1995.

    *(g)  Post-Retirement Retainer Plan for Non-Officer Directors.

     (h) Form of Indemnification Assurance Agreement between Bethlehem Steel Corporation and each of its directors and executive officers listed on Schedule A thereto.

  (11)    Statement regarding computation of earnings per share.

  (13) Those portions of the 1997 Annual Report to Stockholders of Bethlehem Steel Corporation which are incorporated by reference into this Form 10-K Annual Report.

  (23)    Consent of Independent Auditors (included on page F-2 of this Report).

  (27)(a) Financial Data Schedule for period ended December 31, 1997.

      (b) Restated Financial Data Schedule for periods ended December 31, 1996 and December 31, 1995.

      (c) Restated Financial Data Schedule for periods ended March 31, 1997, June 30, 1997 and September 30, 1997.

      (d) Restated Financial Data Schedule for periods ended March 31, 1996, June 30, 1996 and September 30, 1996.
--------
* Compensatory plans in which Bethlehem's directors and executive officers participate.

(b) REPORTS ON FORM 8-K.

  Bethlehem filed with the Securities and Exchange Commission a report on Form 8-K on December 15, 1997, regarding its proposed merger with Lukens Inc.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, BETHLEHEM STEEL CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 15TH DAY OF APRIL, 1998.

                                          BETHLEHEM STEEL CORPORATION,

                                           /s/ Lonnie A. Arnett
                                          By: _________________________________
                                                Lonnie A. Arnett Vice
                                                President and Controller

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF BETHLEHEM STEEL CORPORATION AND IN THE CAPACITIES INDICATED ON THE 15TH DAY OF APRIL, 1998.


/s/ Curtis H. Barnette                 /s/ Harry P. Kamen
---------------------------------      ---------------------------------
  Curtis H. Barnette                       Harry P. Kamen
  Chairman and Director                    Director
  (principal executive officer)


/s/ Gary L. Millenbruch                /s/ Robert McClements, Jr.
---------------------------------      ---------------------------------
  Gary L. Millenbruch                      Robert McClements, Jr.
  Executive Vice President, Treasurer      Director
  and Director
  (principal financial officer)


/s/ Lonnie A. Arnett                   /s/ Roger P. Penny
---------------------------------      ---------------------------------
  Lonnie A. Arnett                         Roger P. Penny
  Vice President and Controller            Director
  (principal accounting officer)


/s/ Benjamin R. Civiletti              /s/ Shirley D. Peterson
---------------------------------      ---------------------------------
  Benjamin R. Civiletti                    Shirley D. Peterson
  Director                                 Director


/s/ Worley H. Clark                    /s/ Dean P. Phypers
---------------------------------      ---------------------------------
  Worley H. Clark                          Dean P. Phypers
  Director                                 Director


/s/ John B. Curcio                     /s/ William A. Pogue
---------------------------------      ---------------------------------
  John B. Curcio                           William A. Pogue
  Director                                 Director


/s/ Lewis B. Kaden                     /s/ John F. Ruffle
---------------------------------      ---------------------------------
  Lewis B. Kaden                           John F. Ruffle
  Director                                 Director

                        REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Bethlehem Steel Corporation

  Our audits of the consolidated financial statements referred to in our report dated January 28, 1998 appearing on page 25 of the 1997 Annual Report to Stockholders of Bethlehem Steel Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP

1177 Avenue of the Americas
New York, NY 10036
January 28, 1998

                        CONSENT OF INDEPENDENT AUDITORS

  We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796,
No. 2-67314, No. 33-23516, No. 33-23688, No. 33-52267, No. 33-58019, No. 33-
58021 and No. 33-60507) of Bethlehem Steel Corporation of our report dated January 28, 1998 appearing on page 25 of the 1997 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-1 of this Form 10-K.

/s/ Price Waterhouse LLP

1177 Avenue of the Americas
New York, NY 10036
April 15, 1998

                          BETHLEHEM STEEL CORPORATION

                               10-K SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                ($ IN MILLIONS)

                                    CHARGED
                        BALANCE AT (CREDITED)                       BALANCE AT
                         12/31/96  TO INCOME  DEDUCTIONS  OTHER      12/31/97
                        ---------- ---------- ----------  ------    ----------
CLASSIFICATION
  Doubtful Receivables
   & Returns              $20.8      ($2.8)     $ 0.8 (a) $   --      $18.8
  Long-term Receivables     4.4         --       (2.4)(a)     --        2.0
  Deferred Income Tax
   Asset                  410.0      (60.0)         --        --      350.0
                                    CHARGED
                        BALANCE AT (CREDITED)                       BALANCE AT
                         12/31/95  TO INCOME  DEDUCTIONS  OTHER      12/31/96
                        ---------- ---------- ----------  ------    ----------
CLASSIFICATION
  Doubtful Receivables
   & Returns              $19.5      $ 0.1      $ 1.2 (a) $   --      $20.8
  Long-term Receivables     4.5       (0.1)         --        --        4.4
  Deferred Income Tax
   Asset                  360.2       67.0          --    (17.2)(b)   410.0
                                    CHARGED
                        BALANCE AT (CREDITED)                       BALANCE AT
                         12/31/94  TO INCOME  DEDUCTIONS  OTHER      12/31/95
                        ---------- ---------- ----------  ------    ----------
CLASSIFICATION
  Doubtful Receivables
   & Returns              $18.6      $ 1.2      ($0.3)(a) $   --      $19.5
  Long-term Receivables     4.5         --          --        --        4.5
  Deferred Income Tax
   Asset                  383.2      (37.0)         --     14.0 (c)   360.2

(a) Amounts written-off less collections and reinstatements.
(b) Represents eliminating the valuation allowance recorded for a $82 million ($67 million after-tax) adjustment to equity at December 31, 1995 required to recognize the minimum pension liability. See Notes H and L to the Consolidated Financial Statements.
(c) Represents the valuation allowance for a $82 million ($67 million after-tax) charge to equity required to recognize the minimum pension liability. See Notes H and L to the Consolidated Financial Statements.

          AMENDMENT TO BETHLEHEM'S 1997 ANNUAL REPORT TO STOCKHOLDERS

A.Bethlehem's Consolidated Financial Statements included on pages 12 to 24 of Bethlehem's 1997 Annual Report to Stockholders (which have been incorporated into this Form 10-K Annual Report) are amended as follows:

  1. The following paragraphs are added to Note A. Accounting Policies:

    Asset Impairment--In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Bethlehem periodically evaluates the carrying value of its property, plant and equipment to be held and used when events and circumstances warrant such a review. The carrying value for a logical grouping of separately identifiable property, plant and equipment is considered impaired when the anticipated undiscounted future cash flows from such logical grouping of assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset. If comparable market values are not available to determine fair market value, fair market value is determined by discounting the anticipated future cash flows at a rate commensurate with the risk involved. Losses, if any, on long-lived assets to be disposed of are determined in a similar manner, except fair market values are reduced for the estimated costs to dispose.

    Environmental Expenditures--Bethlehem accounts for environmental expenditures in accordance with FASB Statement No. 5, Accounting for Contingencies, and its related interpretations, including Staff Accounting Bulletins issued by the staff of the Securities and Exchange Commission. Accordingly, environmental expenditures that increase the life or efficiency of property, plant and equipment, or that reduce or prevent environmental contamination are capitalized. Expenditures that relate to existing conditions caused by past operations and which have no significant future economic benefit are expensed. Environmental expenses are accrued at the time the expenditure becomes probable and the costs can be reasonably estimated. Bethlehem's policy is to not discount any recorded obligations for future remediation expenditures to their present value nor to record recoveries of environmental remediation costs from insurance carriers and other third parties, if any, as assets until their receipt is deemed probable.

    Revenue Recognition--Bethlehem recognizes substantially all revenues when products are shipped to customers and risks of ownership change. Revenue and estimated profits under long-term contracts (related to the Steel Related Operations--refer to Note B. Industry Segment Information) are recognized using the percentage of completion method; however, losses are recognized when they are probable and can be reasonably estimated. Such long-term contracts have not been material in relation to Bethlehem's total sales and operating income.

  2. The following paragraph is added to Note C. Estimated Gain (Loss) on Exiting Businesses and Impairment of Long-lived Assets:

    The businesses and assets disposed of or to be disposed of had trade sales of about $205 million and operating losses of about $60 million in 1997. This is not necessarily indicative of the impact on consolidated results because Bethlehem Structural consumed steel produced by Bethlehem's Pennsylvania Steel Technologies Inc. Division, and Bethlehem Coke supplied a portion of the coke consumed by Bethlehem's Sparrows Point Division. Operating losses for BethForge, CENTEC and BethShip, representing the Steel Related Operations segment, are disclosed in Note B. Industry Segment Information.

  3. The Consolidated Statements of Cash Flows filed as part of this Form 10-K Annual Report have been revised to present pension financing (funding) as an operating activity rather than a financing activity.

B.To the extent incorporated in this Form 10-K Annual Report, any references in Bethlehem's 1997 Annual Report to Stockholders to cash provided from operating activities means cash provided from operating activities excluding pensions. Any other statement contained in Bethlehem's 1997 Annual Report to Stockholders incorporated by reference in this Report shall be deemed to be modified or superseded for purposes of this Report to the extent that a statement contained in this Report modifies or supersedes such statement.