Form 10-Q
period 1998-03-31
BETHLEHEM STEEL CORP /DE/
filed 1998-05-13
CIK 11860

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                       For Quarter Ended March 31, 1998
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
                                         Yes   X       No
                                              ---         ---


Number of Shares of Common Stock Outstanding as of May 11, 1998:  113,294,395

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                     INDEX

                                                                     Page No.
                                                                     --------
PART I.  Financial Information

Consolidated Statements of Income-
     Three Months Ended March 31, 1998
     and 1997 (unaudited). . . . . . . . . . . . . . . . . . . . . .      2

Consolidated Balance Sheets-
     March 31, 1998 (unaudited), December 31, 1997
     and March 31, 1997 (unaudited). . . . . . . . . . . . . . . . .      3

Consolidated Statements of Cash Flows-
     Three Months Ended March 31, 1998
     and 1997 (unaudited). . . . . . . . . . . . . . . . . . . . . .      4

Notes to Consolidated Financial Statements . . . . . . . . . . . . .      5

Management's Discussion and Analysis of Results of
     Operations and Financial Condition. . . . . . . . . . . . . . .      6


PART II.  Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .     10

     Item 4.  Submission of Matters to a Vote of Security Holders. .     11

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . .     12

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .  . .     12


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

                          Bethlehem Steel Corporation

                     CONSOLIDATED STATEMENTS OF INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

                                                        Three Months Ended
                                                            March 31
                                                         -----------------
                                                         1998         1997
                                                       ---------    ---------

    Net Sales                                          $1,132.5     $1,192.5
                                                       ---------    ---------
    Costs and Expenses:
      Cost of sales                                       957.0      1,052.5
      Depreciation                                         59.8         56.9
      Selling, administration and general expense          25.3         26.8
                                                       ---------    ---------
    Total Costs and Expenses                            1,042.1      1,136.2
                                                       ---------    ---------
    Income from Operations                                 90.4         56.3

    Financing Income (Expense):
      Interest and other financing costs                  (11.6)       (11.8)
      Interest and other income                             3.3          1.4
                                                       ---------    ---------
    Income before Income Taxes                             82.1         45.9

    Provision for Income Taxes                            (13.5)        (7.5)
                                                       ---------    ---------
    Net Income                                             68.6         38.4

    Dividends on Preferred and Preference Stock            10.5         10.4
                                                       ---------    ---------
    Net Income Applicable to Common Stock              $   58.1     $   28.0
                                                       =========    =========

    Net Income per Common Share:

      Basic                                            $   0.51     $   0.25
      Diluted                                          $   0.49     $   0.25

    Average Shares Outstanding                            113.1        112.0

                                Additional Data

    Steel products shipped (thousands of net tons)        2,221        2,224
    Raw steel produced (thousands of net tons)            2,487        2,317

The accompanying Notes are an integral part of the Consolidated
Financial Statements.

                         Bethlehem Steel Corporation

                         CONSOLIDATED BALANCE SHEETS
                             (dollars in millions)

                                    ASSETS
                                            March 31                March 31
                                              1998     December 31    1997
                                           (unaudited)     1997    (unaudited)
                                           ----------- ----------- -----------

Current Assets:
  Cash and cash equivalents                  $  287.2   $  252.4   $  133.9
  Receivables, less allowances                  307.4      306.0      331.7
  Inventories:
    Raw materials                               296.4      324.5      315.3
    Finished and semifinished                   574.7      569.3      665.5
                                             ---------  ---------  ---------
                                                871.1      893.8      980.8
  Other current assets                           10.9       11.8       11.5
                                             ---------  ---------  ---------
Total Current Assets                          1,476.6    1,464.0    1,457.9

Investments and Miscellaneous Assets             99.9      100.9      108.0
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,145.4, $4,095.5 and $3,971.2             2,353.9    2,357.7    2,409.1
Deferred Income Tax Asset - net                 867.0      880.0      927.5
Intangible Asset - Pensions                       -          -        160.0
                                             ---------  ---------  ---------
Total Assets                                 $4,797.4   $4,802.6   $5,062.5
                                             =========  =========  =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                           $  361.0   $  371.2   $  367.1
  Accrued employment costs                      295.1      323.9      298.6
  Accrued taxes                                  53.0       60.0       61.4
  Debt and capital lease obligations             44.4       41.8       47.9
  Other current liabilities                     120.8      113.9      117.6
                                              --------  ---------  ---------
Total Current Liabilities                       874.3      910.8      892.6

Pension Liability                               456.0      440.0      886.9
Postretirement Benefits Other Than Pensions   1,436.3    1,445.0    1,450.7
Long-term Debt and Capital Lease Obligations    427.5      451.6      473.1
Other Long-term Liabilities                     328.8      340.2      363.8

Stockholders' Equity:
  Preferred Stock                                11.6       11.6       11.6
  Preference Stock                                2.3        2.3        2.5
  Common Stock                                  115.3      115.0      114.1
  Common Stock held in treasury at cost         (60.1)     (60.0)     (59.9)
  Additional paid-in capital                  1,844.7    1,854.0    1,877.3
  Accumulated deficit                          (639.3)    (707.9)    (950.2)
                                             ---------  ---------  ---------
Total Stockholders' Equity                    1,274.5    1,215.0      995.4
                                             ---------  ---------  ---------
Total Liabilities and Stockholders' Equity   $4,797.4   $4,802.6   $5,062.5
                                             =========  =========  =========

The accompanying Notes are an integral part of the Consolidated Financial Statements.
                                     - 3 -

                         Bethlehem Steel Corporation

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)
                                  (unaudited)
                                                           Three Months Ended
                                                                March 31
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------

Operating Activities:
  Net income                                             $   68.6      $  38.4

  Adjustments for items not affecting
  cash from operating activities:
     Depreciation                                            59.8         56.9
     Deferred Income Taxes                                   13.0          7.5
     Other - net                                              4.4          9.3

  Working capital (excluding financing and
  investing activities):
     Receivables - operating                                 (1.4)       (20.1)
     Inventories                                             22.7         36.5
     Accounts payable                                       (10.1)       (43.3)
     Employment costs and other                             (26.7)       (17.1)

  Pension financing (funding):
     Pension expense                                         21.0         40.9
     Pension funding                                         (5.0)       (25.0)
                                                          --------     --------
Cash Provided from Operating and Pension Activities         146.3         84.0
                                                          --------     --------
Investing Activities:
  Capital expenditures                                      (61.2)       (50.0)
  Cash proceeds from asset sales and other                    2.3          1.3
                                                          --------     --------
Cash Used for Investing Activities                          (58.9)       (48.7)
                                                          --------     --------
Financing Activities:
  Long-term debt borrowings                                   0.2          0.4
  Long-term debt and capital lease payments                 (21.5)       (25.7)
  Cash dividends paid                                       (10.1)       (10.1)
  Other payments                                            (21.2)        (2.6)
                                                          --------     --------
Cash Used for Financing Activities                          (52.6)       (38.0)
                                                          --------     --------
Net Increase (Decrease) in Cash and Cash Equivalents         34.8         (2.7)
Cash and Cash Equivalents - Beginning of Period             252.4        136.6
                                                          --------     --------
                          - End of Period                 $ 287.2      $ 133.9
                                                          ========     ========

Supplemental Cash Payment Information:
  Interest, net of amount capitalized                    $   16.1     $   15.8
  Income taxes                                           $    3.5     $    7.5


The accompanying Notes are an integral part of the Consolidated
Financial Statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The Consolidated Financial Statements as of and for the three month periods ended March 31, 1998 and 1997 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.


2. These Consolidated Financial Statements should be read together with the 1997 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


3. During January 1998, Bethlehem signed an amended merger agreement to acquire Lukens Inc., a leading plate producer. The consideration to be paid by Bethlehem to Lukens' stockholders will be in a combination of cash and Bethlehem Common Stock. Cash required for the Lukens merger is expected to be about $375 million and will be funded with available cash and short-term borrowings which will be repaid with proceeds from the sale of Lukens' stainless and distribution assets. We expect to issue about 15 million additional shares of Bethlehem Common Stock. The value of the Lukens merger, including the assumption of Lukens' debt, is now expected to total about $800 million. This transaction is expected to close by the end of May 1998.

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVIEW OF RESULTS:

FIRST QUARTER 1998 - FIRST QUARTER 1997

    Bethlehem reported net income of $69 million, on sales of $1.13 billion, for the first quarter of 1998 compared with net income of $38 million, on sales of $1.19 billion, for the first quarter of 1997. After deducting preferred dividends, net income per common share was $.51 for the first quarter of 1998 compared with $.25 per common share for the first quarter of 1997.


OPERATING RESULTS

    Income from operations was $90 million for the first quarter of 1998 compared with $56 million for the first quarter of 1997. Results improved from a year ago as lower costs more than offset lower realized prices. Costs were lower compared to last year due to significantly improved operating performance at Burns Harbor and Sparrows Point and lower pension expense. We also exited Bethlehem Structural, BethShip's Sparrows Point Yard, BethForge and CENTEC, eliminating the losses being incurred at those underperforming businesses. Cokemaking ended at our Bethlehem Coke Division in March 1998, but we will continue shipping coke from inventory until the end of May.

    Steel shipments in the first quarter of 1998 were 2,221,000 net tons compared with 2,224,000 net tons for the first quarter of 1997. Increased shipments at Burns Harbor, Sparrows Point and PST essentially offset the loss of shipments resulting from our exiting the underperforming businesses.

    First quarter 1998 income from operations of $90 million was an increase of $33 million over the $57 million reported in the fourth quarter of 1997 principally because of lower costs at Burns Harbor and Sparrows Point which, along with increased shipments, more than offset the effects of lower realized prices.


LIQUIDITY AND CAPITAL STRUCTURE

    At March 31, 1998, total liquidity, comprising cash, cash equivalents and funds available under our bank credit arrangements, totaled $647 million compared with $612 million at December 31, 1997. Cash and cash equivalents were $287 million at March 31, 1998, compared with $252 million at December 31, 1997.

    Cash provided from operating and pension activities during the first quarter of 1998 was $146 million compared with $84 million in the first quarter of 1997. Principal uses of cash during the first quarter of 1998 included capital expenditures of $61 million and debt repayments of $22 million.

    We continued to experience strong investment returns on our pension fund assets during the first quarter of 1998. This has further increased the unrecognized net gain that we have with respect to our pension liability. If we could recognize these gains in calculating the pension liability that appears on our balance sheet, we would be essentially fully funded. However, generally accepted accounting rules do not allow us to immediately recognize the full market value of our pension fund on our balance sheet. Instead, these gains will be reflected in lower pension expense during future years. The current market value of our pension plan is now essentially equal to the total present value of our accumulated pension obligation of about $5.3 billion.

    Major uses of cash for 1998, excluding our previously announced merger with Lukens Inc., are capital expenditures of about $300 million and debt and capital lease payments of about $40 million. Cash required in connection with the Lukens merger is expected to total about $375 million and will be funded with available cash and short-term borrowings, which Bethlehem expects to repay with proceeds from the sale of Lukens' stainless and distribution assets.

    We expect to maintain adequate liquidity throughout 1998 from cash flow from operations, reductions in working capital, the sale of various assets of Lukens after the merger, and available funds under our credit arrangements.

LUKENS INC.

    As previously announced, Bethlehem will acquire Lukens Inc., a leading producer of carbon and alloy plate and stainless steel flat-rolled products. We believe that the combination will establish a more globally competitive customer-focused plate business, with the broadest range of plate products in the industry. The new business will be called Bethlehem Lukens Plate, a Division of Bethlehem Steel Corporation, and will be headquartered in Coatesville, Pennsylvania.

    We previously announced our intent to close Lukens' Coatesville 206" plate mill and Bethlehem's Sparrows Point 160" plate mill, and increase the output of existing facilities at Bethlehem's Burns Harbor Division and Lukens' 110" Conshohocken Steckel mill, both of which are currently underutilized. The closing of these mills will occur at a future time that will be determined on a basis consistent with customer requirements and other factors. We will record a restructuring charge of about $35 million before tax in the second quarter of 1998 in connection with the anticipated closing of the Sparrows Point plate mill.

    Our merger with Lukens will include payments of cash of approximately $375 million and the issuance of Bethlehem Common Stock to current Lukens shareholders. We expect to issue approximately 15 million additional shares of Common Stock to current Lukens shareholders in the merger which will increase the total number of outstanding shares of Bethlehem Common Stock to about 128 million shares from the current level of about 113 million shares. Additional shares may also be issued following the merger with respect to Lukens' employee stock option and benefit plans.

    Also, as previously announced, Bethlehem has entered into agreements with Allegheny Teledyne Incorporated that will become effective after the merger. Under these agreements, Allegheny will purchase for $175 million certain assets that Lukens uses in the manufacture of stainless steel products; Bethlehem will provide Allegheny with conversion services for stainless steel hot bands and coiled plate; and Allegheny will supply hot rolled bands to Bethlehem for further processing on the stainless steel coil finishing facilities that Lukens currently owns until those facilities are subsequently sold by Bethlehem. In addition to the sale of assets to Allegheny and also as previously announced, we plan to sell within a year after the merger additional assets of Lukens related to the production and distribution of stainless steel products.

    On April 24, 1998, we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission in connection with the proposed merger. A Lukens shareholders meeting has been scheduled for May 28, 1998, to approve the transaction. If approval is obtained, we plan to close the merger by June 1, 1998.


DIVIDENDS

    On April 29, 1998, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable June 10, 1998, to holders of record on May 11, 1998. No dividend was declared on Bethlehem's Common Stock.


OUTLOOK

    We continue to believe that the domestic economy will have moderate and sustainable growth and low inflation. The demand for steel in the United States remains strong. Domestic industry shipments in 1998 should be about 103 million tons, very close to the 105 million tons shipped in 1997, which was the highest level of shipments in 23 years.

    Competition is expected to continue to be intense as new steel capacity enters the marketplace. There also continues to be some uncertainty about the impact of the Asian financial crisis. We are concerned about the high levels of unfairly traded imports and have appropriate remedies under consideration.

    We will be concentrating our future efforts on four areas: (1) further improving the competitiveness of our core businesses; (2) completing the Lukens merger, implementing the asset sales and other agreements we have with Allegheny Teledyne, and establishing the new Bethlehem Lukens Plate Division;
(3) taking further actions to profitably grow Bethlehem; and (4) strengthening our overall financial condition.


FORWARD-LOOKING STATEMENTS

    This release contains forward-looking statements. Our use of the words "expect", "believe", "intent", "should", "plan" and similar words are intended to identify these statements as forward-looking. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, reference is made to "Item 1 - Business - Forward-Looking Statements" of Bethlehem's 1997 Annual Report on Form 10-K and to "Cautionary Statement" of Bethlehem's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 24, 1998 for important factors that could cause actual results to differ materially from those projected.

PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

    Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at March 31, 1998.

    The following previously reported proceeding had developments during the first quarter of 1998:

    On February 14, 1997, the Environmental Protection Agency ("EPA") issued a notice alleging violations by Bethlehem Structural Products Corporation, a wholly-owned subsidiary of Bethlehem ("BSPC") of the Clean Air Act, based on emissions from Coke Oven Battery A at BSPC on various days in 1996 exceeding those allowed under the Pennsylvania State Implementation Plan (the "SIP"). Settlement negotiations were initiated among BSPC, the EPA and the Pennsylvania Department of Environmental Protection (the "DEP") to resolve Battery A compliance issues under the National Emissions Standards for coke oven emissions (the "NESHAP") as well as under the SIP. On March 6, 1998, a Consent Decree to which the parties had agreed was entered by the U.S. District
Court for the Eastern District of Pennsylvania in final resolution of this matter. It required BSPC to pay civil penalties of $178,500 to the United States and $119,000 to the DEP, which payments have been made, and to take certain remedial actions to insure continued compliance with the SIP and the NESHAP. BSPC was in full compliance through the end of March 1998, when, for reasons unrelated to this matter, Battery A was permanently shut down eliminating any further compliance issues under the Consent Decree.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of the Stockholders of Bethlehem was held on April 28, 1998.

    The following nominees for director named in the Proxy Statement dated March 13, 1998 were elected at the Meeting by the votes indicated:

                                            For                   Withheld
                                            ---                   --------

         Curtis H. Barnette              96,501,116              1,123,667
         Benjamin R. Civiletti           95,978,602              1,646,181
         Worley H. Clark                 96,575,349              1,049,434
         John B. Curcio                  96,505,530              1,119,253
         Lewis B. Kaden                  95,975,724              1,649,059
         Harry P. Kamen                  96,594,296              1,030,487
         Robert McClements, Jr.          96,548,516              1,076,267
         Gary L. Millenbruch             96,617,517              1,007,266
         Roger P. Penny                  96,431,410              1,193,373
         Shirley D. Peterson             96,538,629              1,086,154
         Dean P. Phypers                 96,554,069              1,070,714
         John F. Ruffle                  96,606,532              1,018,251

The votes in favor of the election of the nominees represent at least 98% of the shares voted for each of the nominees.

    Ratification of the appointment of Independent Auditors was approved by the following vote:

                                     For          Against    Abstentions
                                     ---          -------    -----------

         Number of Shares         96,791,563      444,250      388,970


        Adoption of the 1998 Stock Incentive Plan was approved by the following vote:

                                     For          Against     Abstentions
                                     ---          -------     -----------

         Number of Shares         91,148,711    5,734,591      741,481



    There were no broker non-votes with respect to any of these matters voted upon at the Meeting.

Item 5.  OTHER INFORMATION

    On April 24, 1998, Bethlehem filed a Registration Statement on Form S-4 with the Securities and Exchange Commission in connection with its proposed merger with Lukens Inc.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             The following is an index of the exhibits included in this Report on Form 10-Q:

             11.  Statement Regarding Computation of Earnings Per Share.

             27.  Financial Data Schedule.

        (b)  Reports on Form 8-K.

             On January 4, 1998, Bethlehem filed a report on Form 8-K with the Securities and Exchange Commission regarding an amendment to the terms of its proposed merger with Lukens Inc.

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


                                   Bethlehem Steel Corporation
                                       (Registrant)
                                   by


                                   /s/ L. A. Arnett
                                   -----------------------------
                                   L. A. Arnett
                                   Vice President and
                                   Controller (principal
                                   accounting officer)

Date: May 13, 1998

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

                                                           EXHIBIT (11)

                      BETHLEHEM STEEL CORPORATION

         Statement Regarding Computation of Earnings Per Share

   (dollars in millions and shares in thousands, except per share data)

                                                           Three Months
                                                          Ended March 31
                                                         ---------------
           Basic Earnings Per Share                      1998       1997
           ------------------------                      ----       ----

Net Income                                               $68.6      $38.4
Less Dividend Requirements:
    $2.50 Preferred Dividend                              (2.5)      (2.5)
    $5.00 Preferred Dividend                              (3.1)      (3.1)
    $3.50 Preferred Dividend                              (4.5)      (4.5)
    5% Preference Dividend                                (0.4)      (0.3)
                                                       --------   --------
        Total Preferred and Preference Dividends         (10.5)     (10.4)
                                                       --------   --------
Net (Loss) Income Applicable to Common Stock             $58.1      $28.0
                                                       ========   ========

Average Shares of Common Stock                         113,116    111,974

Basic Earnings Per Share                                 $0.51      $0.25
                                                       ========   ========
           Diluted Earnings Per Share
           --------------------------

Net Income                                               $68.6      $38.4
Less Dividend Requirements:
    $2.50 Preferred Dividend                              (2.5)      (2.5)
    $5.00 Preferred Dividend                              (3.1)      (3.1)
    $3.50 Preferred Dividend                               -         (4.5)
    5% Preference Dividend                                 -          -
                                                       --------   --------
Net (Loss) Income Applicable to Common Stock             $63.0      $28.3
                                                       ========   ========

Average Shares of Common Stock and Equivalents and
Other Potentially Dilutive Securities Outstanding:
    Common Stock                                       113,116    111,974
    Stock Options                                          137        -
    $2.50 Preferred Stock                                  *          *
    $5.00 Preferred Stock                                  *          *
    $3.50 Preferred Stock                               12,255        *
    5% Preference Stock                                  2,294      2,468
                                                       --------   --------
        Total                                          127,802    114,442
                                                       ========   ========
Diluted Earnings Per Share                               $0.49      $0.25
                                                       ========   ========

*  Antidilutive