Form 10-K/A
period 1997-12-31
BETHLEHEM STEEL CORP /DE/
filed 1998-06-25
CIK 11860

UNITED STATES
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

                                AMENDMENT NO. 1

                                      To

                            FORM 10-K ANNUAL REPORT

                  For the fiscal year ended December 31, 1997

              The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997, as set forth on the pages attached hereto:

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as a part of this Report:

        (3)     Exhibits

                (28) Annual Report on Form 11-K for the fiscal year ended December 31, 1997, for the Savings Plan for Salaried Employees of
                        Bethlehem Steel Corporation and
                        Subsidiary Companies











                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 11-K

(x) ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
For the fiscal year ended December 31, 1997


                                      OR


( ) TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                   to
                               -----------------    ----------------------
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

                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
            BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
            ----------------------------------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                           DECEMBER 31, 1997
   ---------------------------------------------------------------------
                         (Dollars in Millions)

                                                             State Street
                                               State Street    S&P 500     Fidelity  Fidelity  Bethlehem   Self-
                                               Stable Fixed    Flagship    Puritan   Magellan    Stock    Managed   Loan     Total
                                               Income Fund       Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----   --------

Assets


  Investments                                      $269.9        $55.9       $81.3     $73.4      $33.7    $13.7        -    $527.9
  Loans to participants                                 -            -           -         -          -        -     $9.0       9.0
  Receivables
    Interest                                          1.7            -           -         -          -        -        -       1.7
    Contributions - Employees                          .5           .2          .2        .3          -        -        -       1.2
                  - Employer                            -            -           -         -         .5        -        -        .5
  Interfund transfers receivable (payable)             .1            -           -        .1         .1        -      (.3)        -
  Cash and cash equivalents                          24.5            -          .7        .5         .8        -        -      26.5
                                                   ------        -----       -----     -----      -----     ----     -----   ------
Net assets available for benefits                  $296.7        $56.1       $82.2     $74.3      $35.1    $13.7     $8.7    $566.8
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

                                     - 1 -

                     SAVINGS PLAN FOR SALARIED EMPLOYEES OF

            BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
            ----------------------------------------------------

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                                DECEMBER 31, 1996
      --------------------------------------------------------------------
                              (Dollars in Millions)


                                                             State Street
                                               State Street    S&P 500     Fidelity  Fidelity  Bethlehem   Self-
                                               Stable Fixed    Flagship    Puritan   Magellan    Stock    Managed   Loan     Total
                                               Income Fund       Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----   --------

Assets


  Investments                                      $292.2        $32.7       $71.4     $63.7      $29.9     $9.7        -    $499.6
  Loans to participants                                 -            -           -         -          -        -    $10.0      10.0
  Receivables
    Interest                                          1.7            -           -         -          -        -       .1       1.8
    Contributions - Employees                          .6           .2          .2        .3          -        -        -       1.3
                  - Employer                            -            -           -         -         .6        -        -        .6
  Interfund transfers receivable (payable)             .3          (.1)          -         -          -       .1      (.3)        -
  Cash and cash equivalents                          24.9            -          .6        .6         .7        -        -      26.8
                                                   ------        -----       -----     -----      -----     ----     -----   ------
Net assets available for benefits                  $319.7        $32.8       $72.2     $64.6      $31.2     $9.8    $ 9.8    $540.1
                                                   ======        =====       =====     =====      =====     ====     =====   ======


   The accompanying notes are an integral part of these financial statements.

             SAVINGS PLAN FOR SALARIED EMPLOYEES OF
      BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
      ----------------------------------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                      WITH FUND INFORMATION
                   YEAR ENDED DECEMBER 31, 1997
    ---------------------------------------------------------
                        (Dollars in Millions)


                                                             State Street
                                               State Street    S&P 500     Fidelity  Fidelity  Bethlehem   Self-
                                               Stable Fixed    Flagship    Puritan   Magellan    Stock    Managed   Loan     Total
                                               Income Fund       Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----   --------

Additions to net assets attributed to:
  Investment income
   Net appreciation (depreciation) in fair
     value of investments                              -         $12.4      $ 8.8     $10.7     $(1.2)    $ 1.1        -   $ 31.8
   Interest                                       $ 19.9             -          -         -        .1         -     $ .8     20.8
   Dividends                                           -             -        6.6       4.8         -        .6        -     12.0

  Contributions
   Employees                                         6.4           2.5        2.9       3.1        .2         -        -     15.1
   Employer                                            -             -          -         -       6.6         -        -      6.6
                                                  -------         -----     ------    ------    ------    ------    -----  -------
     Total additions                                26.3          14.9       18.3      18.6       5.7       1.7       .8     86.3
                                                  -------         -----     ------    ------    ------    ------    -----  -------
Deductions from net assets attributed to:
   Withdrawals and distributions to
     participants                                  (41.2)         (3.6)      (6.0)     (6.0)     (2.5)        -      (.3)   (59.6)
                                                  -------         -----     ------    ------    ------    ------    -----  -------
     Net increase (decrease)
     prior to interfund transfers                  (14.9)         11.3       12.3      12.6       3.2       1.7       .5     26.7
                                                  -------         -----     ------    ------    ------    ------    -----  -------
Interfund transfers                                 (8.1)         12.0       (2.3)     (2.9)       .7       2.2     (1.6)       -
                                                  -------         -----     ------    ------    ------    ------    -----  -------
     Net increase (decrease)                       (23.0)         23.3       10.0       9.7       3.9       3.9     (1.1)    26.7
Net assets available for benefits:
     Beginning of year                             319.7          32.8       72.2      64.6      31.2       9.8      9.8    540.1
                                                  -------         -----     ------    ------    ------    ------    -----  -------
     End of year                                  $296.7         $56.1      $82.2     $74.3     $35.1     $13.7     $8.7   $566.8
                                                  =======        =====      ======    ======    ======    ======    =====  =======


   The accompanying notes are an integral part of these financial statements.

                                     - 3 -

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


                                                             State Street
                                               State Street    S&P 500     Fidelity  Fidelity  Bethlehem   Self-
                                               Stable Fixed    Flagship    Puritan   Magellan    Stock    Managed   Loan     Total
                                               Income Fund       Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----   --------
Additions to net assets attributed to:
  Investment income
   Net appreciation (depreciation) in fair
     value of investments                              -        $ 5.0       $ 1.4     $(3.5)   $(13.2)    $ .5         -    $ (9.8)
   Interest                                       $ 20.8            -           -         -        .1        -      $ .9      21.8
   Dividends                                           -            -         8.2      10.6         -       .3         -      19.1

  Contributions
   Employees                                         9.3          1.5         2.8       3.8        .2        -         -      17.6
   Employer                                            -            -           -         -       7.0        -         -       7.0
                                                  -------       ------      ------    ------    ------    ----      ----    -------
     Total additions                                30.1          6.5        12.4      10.9      (5.9)      .8        .9      55.7
                                                  -------       ------      ------    ------    ------    ----      ----    -------
Deductions from net assets attributed to:
  Withdrawals and distributions to
    participants                                   (36.7)        (1.9)       (5.4)     (4.4)     (2.1)       -       (.4)    (50.9)
                                                  -------       ------      ------    ------    ------    ----      ----    -------
     Net increase (decrease)
     prior to interfund transfers                   (6.6)         4.6         7.0       6.5      (8.0)      .8        .5       4.8
                                                  -------       ------      ------    ------    ------    ----      ----    -------
Interfund transfers                                 (7.4)        11.2          .6      (8.0)       .9      3.3       (.6)        -
                                                  -------       ------      ------    ------    ------    ----      ----    -------
     Net increase (decrease)                       (14.0)        15.8         7.6      (1.5)     (7.1)     4.1       (.1)      4.8
Net assets available for benefits:
     Beginning of year                             333.7         17.0        64.6      66.1      38.3      5.7       9.9     535.3
                                                  -------       ------      ------    ------    ------    ----      ----    -------
     End of year                                  $319.7        $32.8       $72.2     $64.6     $31.2     $9.8      $9.8    $540.1
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

                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
             BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
             ----------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE A - DESCRIPTION OF THE PLAN

         The Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies (the Plan) was adopted by the Board of Directors of Bethlehem Steel Corporation (Bethlehem) effective as of March 1, 1975. The Plan has a trust (the Trust) under a Trust Agreement with State Street Bank and Trust Company (the Trustee). State Street is also the Plan's investment manager. The Employee Benefits Administration Committee, consisting of five or more officers and employees of Bethlehem, is the administrator of the Plan. Administrative expenses of the Plan are paid by Bethlehem.

         The Plan is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Under the terms of the Plan, an eligible salaried employee may elect to have up to a maximum of 11% (14% for nonhighly compensated employees, as defined by the Plan) of eligible salary contributed as Before-Tax Contributions and up to a maximum of from 10% to 14% of eligible salary as After-Tax Contributions through payroll deductions, depending upon the length of continuous service and the amount elected as Before-Tax Contributions. Effective January 1, 1998, the maximum percentage of eligible salary which an eligible employee (highly and nonhighly compensated) may elect as Before-Tax Contributions was increased to 21%. Before-Tax and After-Tax Contributions are subject to a combined limit of 21% of eligible salary.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
-------------------

         The financial statements are prepared on the accrual basis of accounting.

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

Cash and Cash Equivalents
-------------------------

         Cash equivalents consist of investments in short-term, highly liquid instruments with original maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Withdrawals and Distributions
-----------------------------

         Withdrawals and distributions to participants are recorded when paid.


NOTE C - CONTRIBUTIONS AND INVESTMENT OPTIONS

         Contributions are paid by Bethlehem to the Trustee on the first banking day of the month following the month for which they were accrued. Before-Tax and After-Tax Employee Contributions are allocated among the State Street Stable Fixed Income Fund, State Street S&P 500 Flagship Fund, Fidelity Puritan Fund, Fidelity Magellan Fund and Bethlehem Stock Fund in multiples of 1% at each participant's election. Matching Company Contributions are required to be initially invested in the Bethlehem Stock Fund. After a period of two full calendar years, these Matching Company Contributions can be transferred to any of the other available investment funds.

         The State Street Stable Fixed Income Fund (the Fixed Income Fund) is a fixed income fund consisting of investments in fully benefit responsive guaranteed annuity contracts (GAC) and one immediate participation guarantee contract. The contracts are credited with interest at the rates specified in the applicable contracts, which ranged from 5.17% to 9.75% and 4.72% to 9.50% for the years ended December 31, 1997 and 1996, respectively. The Fixed Income Fund had an average yield of 6.71% for 1997 and 6.66% for 1996. The Fixed Income Fund had five contracts at December 31, 1997 and 1996, representing 14.7% and 15.7% of the fund's net assets, respectively, that had interest rate reset provisions. These contracts were credited with interest rates ranging from 6.07% to 9.75% and from 5.03% to 9.50% for the years ended December 31, 1997 and 1996, respectively. Interest earned on investments in the Fixed Income Fund is reinvested in that fund. There were no individual investments at December 31, 1997 and 1996 representing 5% or more of the Plan's net assets. As discussed in Note B, the contracts are included in the financial statements at contract value, which approximates fair value, due to their fully benefit responsive nature.

         The State Street S&P 500 Flagship Fund is a diversified equity investment fund; the Fidelity Puritan Fund is a growth and income mutual fund; and the Fidelity Magellan Fund is an equity growth mutual fund. Earnings on investments are reinvested in the fund in which they are earned.

         Contributions to the Bethlehem Stock Fund are used to purchase shares of Bethlehem Common Stock. There were no dividends on Bethlehem Common Stock for 1997 and 1996. The Plan provides that shares of Bethlehem Common Stock may be purchased by the Trustee on the open market or directly from Bethlehem. The Plan also permits, in lieu of cash contributions to the Trustee for the purchase of shares of Bethlehem Common Stock, the transfer by Bethlehem of the necessary number of shares of Bethlehem Common Stock directly to the Trustee. During 1997 and 1996, Matching Company Contributions were made in shares of Bethlehem Common Stock and all other contributions were made in cash.

         The Self-Managed Account (SMA) gives participants access to a wide range of investments that include equity and fixed income securities and approximately 1,500 mutual funds through State Street Brokerage Services, Inc. Assets must be transferred from any or all of the other investment funds into the SMA with an initial transfer of at least $2,500 and a $500 minimum transfer thereafter. The SMA balance cannot exceed 50% of the participant's total account balance. Assets invested in the Fixed Income Fund must be transferred to any or all of the other core funds where they must remain for 90 days before transfer to the SMA.


NOTE D - LOAN PROVISION

         The Plan has a loan provision to permit an eligible participant to borrow up to 50% of his vested account balance, subject to a minimum loan of $1,000 and a maximum loan of $50,000. Any participant with an account balance of $2,000 or more is eligible for a loan. Participants are permitted to have up to two loans outstanding at one time.

         Participants may not borrow from the Bethlehem Stock Fund or the SMA. The term of the loan is generally 12 to 57 months, but may be for a term of up to 177 months under certain conditions. Interest is fixed over the repayment period at the prime rate as quoted by the Wall Street Journal on the last business day of the month prior to the month in which the loan application is approved, plus 1%. Repayments of principal plus interest are made to the Loan Fund and transferred to the other investment funds in accordance with participants' current contribution investment elections.


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

         Upon the termination of a participant's employment, the participant, or in the event of a participant's death, his beneficiary, shall receive the amounts in the investment funds allocated to his account. In lieu of receiving a lump-sum distribution, a participant or his beneficiary may elect to defer payment to a later year or receive installment payments.

         At December 31, 1997, the Plan had a $23,198 obligation for withdrawals processed and approved, but not yet paid to participants. There was no such obligation at December 31, 1996. This obligation is reported as a liability for Department of Labor Form 5500 reporting purposes, but not for purposes of these financial statements.


NOTE F - FAIR VALUE OF INVESTMENTS

         Investments valued at fair value are as follows (dollars in millions except per share amounts):

                                                              Fair Value
                                                        ---------------------
                                        Shares          Per Share      Amount
                                        ------          ---------      ------

December 31, 1997
-----------------


State Street S&P 500 Flagship Fund*     350,479        $159.256        $55.8

Fidelity Puritan Fund*                4,192,488          19.380         81.2

Fidelity Magellan Fund*                 770,621          95.270         73.4

Bethlehem Stock Fund*                 3,910,081           8.625         33.7

December 31, 1996
-----------------
State Street S&P 500 Flagship Fund*     274,332        $119.404        $32.7

Fidelity Puritan Fund*                4,139,448          17.240         71.4

Fidelity Magellan Fund*                 790,451          80.650         63.7

Bethlehem Stock Fund*                 3,316,456           9.000         29.9


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

NOTE H - TERMINATION OF THE PLAN

         Upon termination of the Plan or the complete discontinuance of Matching Company Contributions, the amounts credited to participants' accounts will be fully vested and nonforfeitable.


NOTE I - OTHER MATTERS

         The Plan's Fixed Income Fund held a Mutual Benefit Life Insurance Company (MBL) GAC which was scheduled to mature on September 30, 1992, at a contract rate of 8.0%. On July 16, 1991, New Jersey's Department of Insurance placed MBL under rehabilitation and placed a moratorium on withdrawals from all GACs issued by MBL. The Plan continued to accrue interest on this contract; however, effective January 1, 1992, such accruals were reduced from 8.0% to 3.0% as an estimate of the actual interest rate to be determined in the rehabilitation process. On November 10, 1993, the Superior Court of New Jersey approved the Plan of Rehabilitation for MBL. This Rehabilitation Plan provided contractholders with the option to Opt-In (participate in the Rehabilitation
Plan) or Opt-Out (receive a series of payments). Effective March 28, 1994, State Street, acting as Investment Manager for the Fixed Income Fund, elected to Opt-In to the Plan of Rehabilitation. Under this election, the MBL GAC was restructured and issued as a Wrapped Accumulation Contract (WAC) whose assets are invested in a separate account of MBL Life Assurance Corporation (MBLLAC), a wholly-owned subsidiary of MBL. A consortium of insurance companies is guaranteeing the July 16, 1991, contract value and accrued interest through December 31, 1991, valued at approximately $7.2 million for the Plan. Additionally, the Rehabilitation Plan provides for interest on the MBLLAC WAC at rates of 9.75% for the second half of 1997, 6.35% for the first half of 1997 and 6.25% for the year 1996. Therefore, the guaranteed value and accrued interest, as determined by the Rehabilitation Plan, is $9.2 million at December 31, 1997. Subsequent to 1994, interest rates are reset periodically until final maturity, but cannot go below 0%. On January 9, 1997, the Supreme Court of New Jersey approved a new settlement agreement which provides for the restructured MBLLAC WAC to be paid out on or about December 31, 1999. Accordingly, no provision for loss has been accrued for the MBL GAC, recorded at contract value, in the accompanying financial statements.

                                                     ATTACHMENT I

                                                     EIN:  24-0526133
                                                     PN:   100


                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
             BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
             ----------------------------------------------------

     SCHEDULE G (PART I) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
     ---------------------------------------------------------------------

(a)                    (b)                                      (c)                                  (d)             (e)
               Identity of issue                     Description of investment                       Cost       Current Value
       -------------------------------------        ----------------------------                 -------------  -------------

       State Street Stable Fixed Income Fund
       -------------------------------------

         Allstate Life Insurance Company            GAC at 8.23% maturing 06/30/98,              $  16,403,179  $  16,403,179
                                                    12/31/98, 06/30/99, 12/31/99

         CDC Investment Management Corporation      GAC at 7.37% maturing 03/31/98,                 15,179,327     15,179,327
                                                    09/30/98, 03/31/99

         Principal Mutual Life Insurance Company    GAC at 8.09% maturing 06/30/98,                 15,178,513     15,178,513
                                                    12/31/98, 06/30/99, 12/31/99

         CDC Investment Management Corporation      GAC at 8.14% maturing 03/31/98,                 12,906,873     12,906,873
                                                    09/30/98, 12/31/98, 03/31/99

         Metropolitan Life Insurance Company        IPG Contract at variable rates                  12,012,747     12,012,747

         Metropolitan Life Insurance Company        GAC at variable rates with open ended           11,053,285     11,053,285
                                                    maturity

         New York Life Insurance Company            GAC at 6.22% maturing 05/15/2002                 9,799,212      9,799,212

         Peoples Security Life Insurance Company    GAC at 5.80% maturing 03/31/98,                  9,266,149      9,266,149
                                                    09/30/98

         MBL Life Assurance Corporation             WAC at variable rates maturing 12/31/99          9,243,452      9,243,452

         The Prudential Insurance Company           GAC at 6.21% maturing 05/29/98, 11/30/98         9,102,244      9,102,244
           of America                               05/31/99, 10/29/99

         The Prudential Insurance Company           GAC at 6.83% maturing 09/30/98, 09/30/99         8,464,424      8,464,424
           of America

         First Allmerica Life Insurance Company     GAC at 6.25% maturing 06/30/98, 06/30/99         8,320,235      8,320,235

         Pacific Mutual Life Insurance Company      GAC at 6.79% maturing 07/31/2000,                7,948,690      7,948,690
                                                    07/31/2001, 04/30/2002

         Morgan Guaranty Trust Company              GAC at 7.06% maturing 05/15/2001                 7,755,401      7,755,401
           of New York

         AIG Financial Products Corporation         GAC at 6.91% maturing 02/26/99, 08/31/2000,      7,665,335      7,665,335
                                                    11/30/2001

         Transamerica Occidental Life Insurance     GAC at 7.00% maturing 04/30/99,                  7,613,180      7,613,180
           Company                                  04/28/2000, 01/31/2001, 04/30/2001

         AIG Financial Products Corporation         GAC at 6.6472% maturing 08/06/2001,              7,375,382      7,375,382
                                                    02/06/2002

         The Life Insurance Company of Virginia     GAC at 6.90% maturing 11/30/99, 12/29/2000,      7,227,556      7,227,556
                                                    06/29/2001, 03/29/2002, 06/28/2002

         Continental Assurance Company              GAC at 7.16% maturing 08/31/98,                  7,165,540      7,165,540
                                                    08/31/99, 05/31/2000

         CDC Investment Management Corporation      GAC at 6.415% maturing 11/15/2002                6,280,439      6,280,439

                                    - 11 -

                                                     ATTACHMENT I

                                                     EIN:  24-0526133
                                                     PN:   100


                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
             BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
             ----------------------------------------------------

     SCHEDULE G (PART I) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
     ---------------------------------------------------------------------


(a)                    (b)                                      (c)                                  (d)             (e)
               Identity of issue                     Description of investment                       Cost       Current Value
       -------------------------------------        ----------------------------                 -------------  -------------

       State Street Stable Fixed Income Fund
       -------------------------------------

         New York Life Insurance Company            GAC at 6.20% maturing 02/27/98,              $   6,086,921  $   6,086,921
                                                    01/29/99

         Continental Assurance Company              GAC at 5.20% maturing 06/30/98                   6,072,811      6,072,811

         Transamerica Occidental Life Insurance     GAC at 6.32% maturing 11/01/99,                  6,059,732      6,059,732
           Company                                  05/01/2000, 10/31/2000

         Peoples Security Life Insurance Company    GAC at 6.37% maturing 11/30/2000,                6,000,000      6,000,000
                                                    10/31/2001, 10/31/2002

         The Prudential Insurance Company           GAC at 6.74% maturing 10/30/98,                  5,802,568      5,802,568
           of America                               10/31/2000, 10/31/2001

         Union Bank of Switzerland                  GAC at variable rates maturing 07/15/2002        5,632,445      5,632,445

         Peoples Security Life Insurance Company    GAC at variable rates maturing 03/31/99,         5,532,668      5,532,668
                                                    12/31/99, 03/31/2000

         Transamerica Occidental Life Insurance     GAC at 6.08% maturing 11/30/98,                  5,186,488      5,186,488
           Company                                  11/30/99, 11/30/2000

         Principal Mutual Life Insurance Company    GAC at 6.15% maturing 07/30/99,                  4,321,374      4,321,374
                                                    07/31/2000

         John Hancock Mutual Life Insurance         GAC at 6.80% maturing 10/02/2000,                4,303,686      4,303,686
           Company                                  10/01/2001

         Principal Mutual Life Insurance Company    GAC at 6.42% maturing 11/30/2001                 4,270,610      4,270,610

         John Hancock Mutual Life Insurance         GAC at 5.45% maturing 12/31/98                   4,162,463      4,162,463
           Company

         Hartford Life Insurance Company            GAC at 5.17% maturing 01/02/98                   4,069,755      4,069,755

         Provident Life & Accident Insurance        GAC at 5.47% maturing 03/31/98                   3,765,162      3,765,162
           Company
         Metropolitan Life Insurance Company        GAC at 6.16% maturing 10/31/98                   2,137,505      2,137,505

         Executive Life Insurance Company           Annual installments from trusts                    571,101        571,101
           Trust Assets

           Total State Street Stable Fixed                                                         269,936,452    269,936,452
             Income Fund

       State Street Bank and Trust Company          S&P 500 Flagship Fund                           37,669,491     55,815,854

       Fidelity Institutional Retirement            Puritan Fund                                    66,667,140     81,250,421
         Services Company

       Fidelity Institutional Retirement            Magellan Fund                                   56,916,877     73,417,073
         Services Company

       Bethlehem Steel Corporation                  Stock Fund                                      52,547,578     33,724,452

       State Street Bank and Trust Company          Self-Managed Account                            12,892,557     13,721,508

       State Street Bank and Trust Company          Short-Term Investment Fund                      26,523,625     26,523,625

       Participant Loans                            Rates of 6.5% - 11.5%                            8,990,529      8,990,529

           Grand Total                                                                           $ 532,144,249  $ 563,379,914
                                                                                                 =============  =============


                                                        ATTACHMENT II

                                                        EIN:  24-0526133
                                                        PN:   100


                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
             BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
             ----------------------------------------------------

           SCHEDULE G (PART V) - SCHEDULE OF REPORTABLE TRANSACTIONS
           ---------------------------------------------------------


                                                                                                                (h)
                                                                                     (f)                      Current
                                                                                   Expense        (g)         value of
          (a)                                      (c)         (d)         (e)    incurred        Cost        asset on        (i)
  Identity of party          (b)                 Purchase    Selling      Lease      with          of        transaction   Net gain
       involved        Description of asset       price       price       Rental  transaction     Asset         date       or (loss)
---------------------- ------------------------ -----------  -----------  ------  -----------  -----------   -----------   ---------

State Street Bank and  Stable Fixed Income Fund $33,848,645                                     $33,848,645  $33,848,645
  and Trust Company

State Street Bank and  Stable Fixed Income Fund              $56,103,084                        $56,103,084  $56,103,084
  and Trust Company


                     [Letterhead of Price Waterhouse LLP]




                           REPORT OF INDEPENDENT AUDITORS
                           ------------------------------


June 25, 1998

To the Participants and Administrator of the


Savings Plan for Salaried Employees of
Bethlehem Steel Corporation and Subsidiary Companies

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies at December 31, 1997 and 1996, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in the schedules of assets held for investment purposes and of reportable transactions is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. The fund information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The schedules of assets held for investment purposes and reportable transactions and the fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Price Waterhouse LLP
-------------------------------
Price Waterhouse LLP

1177 Avenue of the Americas
New York, NY  10036

                      CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796,
No.  2-67314, No. 33-23516, No. 33-23688, No. 33-52267, No. 33-58021, No.
33-60507, No. 33-53895 and No. 33-57157) of Bethlehem Steel Corporation of our report dated June 25, 1998, appearing on page 14 of this Form 11-K.






/s/ Price Waterhouse LLP
-------------------------------
Price Waterhouse LLP

1177 Avenue of the Americas
New York, NY  10036
June 25, 1998

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



                             Savings Plan for Salaried Employees of
                             Bethlehem Steel Corporation and Subsidiary
                             Companies


                             By: /s/ A. E. Moffitt, Jr.
                                 -------------------------------------
                                 A. E. Moffitt, Jr.
                                 Chairman, Employee Benefits
                                 Administration Committee



Date:  June 25, 1998

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BETHLEHEM STEEL CORPORATION



                              By: /s/ G. L. Millenbruch
                                  -----------------------------
                                  G. L. Millenbruch
                                  Executive Vice President, Chief
                                  Financial Officer and Treasurer


Date:  June 25, 1998