Form 10-Q
period 1998-06-30
BETHLEHEM STEEL CORP /DE/
filed 1998-08-14
CIK 11860

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended June 30, 1998
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


Number of Shares of Common Stock Outstanding as of August 11, 1998:
     129,621,955
     -----------

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                     Page No.
PART I.  Financial Information

Consolidated Statements of Income-
   Three Months and Six Months Ended
   June 30, 1998 and 1997 (unaudited). . . . . . . .     2

Consolidated Balance Sheets-
   June 30, 1998 (unaudited), December 31, 1997
   and June 30, 1997 (unaudited) . . . . . . . . . .     3

Consolidated Statements of Cash Flows-
   Six Months Ended June 30, 1998
   and 1997 (unaudited). . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements . . . . .     5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . .     7


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . .    11

   Item 6.  Exhibits and Reports on Form 8-K . . . .    12


Signatures . . . . . . . . . . . . . . . . . . . . .    13



                             - 1 -

                          Bethlehem Steel Corporation

                     CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)


   Three Months Ended                                               Six Months Ended
       June 30                                                          June 30
------------------------                                         ----------------------
    1998          1997                                              1998         1997
    ----          ----                                              ----         ----
$  1,189.7    $  1,206.9     Net Sales                           $ 2,322.2    $ 2,399.4
-----------   -----------                                        ----------   ----------
                             Costs and Expenses:
   1,008.8       1,053.4       Cost of sales                       1,965.8      2,105.9
      63.4          60.4       Depreciation and amortization         123.2        117.3
                               Selling, administration
      28.7          26.1        and general expense                   54.0         52.9
                               Estimated (gain) loss on
      35.0        (135.0)       exiting businesses                    35.0       (135.0)
-----------   -----------                                        ----------   ----------
   1,135.9       1,004.9     Total Costs and Expenses              2,178.0      2,141.1
-----------   -----------                                        ----------   ----------

      53.8         202.0     Income from Operations                  144.2        258.3

                             Financing Income (Expense):
     (12.1)        (12.1)      Interest and other financing costs    (23.7)       (23.9)
       3.6           2.1       Interest and other income               6.9          3.5
-----------   -----------                                        ----------   ----------
      45.3         192.0     Income before Income Taxes              127.4        237.9

      (7.7)        (32.0)    Provision for Income Taxes              (21.2)       (39.5)
-----------   -----------                                        ----------   ----------
      37.6         160.0     Net Income                              106.2        198.4

                             Dividends on Preferred and
      10.5          10.4          Preference Stock                    21.0         20.8
-----------   -----------                                        ----------   ----------
                             Net Income Applicable to
$     27.1    $    149.6          Common Stock                   $    85.2    $   177.6
===========   ===========                                        ==========   ==========


                             Net Income per Common Share:
$     0.23    $     1.33       Basic                             $    0.73    $    1.58
$     0.23    $     1.19       Diluted                           $    0.72    $    1.47

     118.8         112.3     Average Basic Shares Outstanding        116.0        112.1


                                     Additional Data

     2,357         2,240     Steel products shipped (thousands
                               of net tons)                          4,578        4,467
     2,552         2,462     Raw steel produced (thousands of
                               of net tons)                          5,039        4,779

The accompanying Notes are an integral part of the Consolidated Financial Statements.
                                     - 2 -

                         Bethlehem  Steel  Corporation

                         CONSOLIDATED  BALANCE  SHEETS
                             (dollars in millions)

                                    ASSETS

                                       June 30                   June 30
                                         1998      December 31     1997
                                      (unaudited)     1997      (unaudited)
                                      -----------  -----------  -----------
Current Assets:
  Cash and cash equivalents           $  159.8     $  252.4     $  187.6
  Receivables, less allowances           374.5        306.0        322.6
  Inventories:
    Raw materials                        329.4        324.5        307.8
    Finished and semifinished            665.1        569.3        612.8
                                      ---------    ---------    ---------
                                         994.5        893.8        920.6
  Other current assets                    11.7         11.8         10.0
                                      ---------    ---------    ---------
Total Current Assets                   1,540.5      1,464.0      1,440.8
Investments and Miscellaneous Assets      99.4        100.9        108.0
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,099.0, $4,095.5, and $4,018.5     2,595.7      2,357.7      2,400.3
Deferred Income Tax Asset - net          920.0        880.0        897.2
Net Assets of Discontinued Stainless
  Operations (Note 3)                    310.0          -            -
Goodwill (Note 3)                        359.0          -            -
Intangible Asset - Pensions                -            -          160.0
                                      ---------    ---------    ---------
Total Assets                          $5,824.6     $4,802.6     $5,006.3
                                      =========    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                    $  438.1     $  371.2     $  380.0
  Accrued employment costs               304.5        323.9        304.1
  Accrued taxes                           49.0         60.0         53.1
  Debt and capital lease obligations     244.4         41.8         47.1
  Other current liabilities              213.3        113.9        114.2
                                      ---------    ---------    ---------
Total Current Liabilities              1,249.3        910.8        898.5
Pension Liability                        469.5        440.0        685.0
Postretirement Benefits Other
  Than Pensions                        1,630.8      1,445.0      1,443.2
Long-term Debt and Capital
  Lease Obligations                      647.6        451.6        473.0
Other Long-term Liabilities              340.4        340.2        357.9

Stockholders' Equity:
  Preferred Stock                         11.6         11.6         11.6
  Preference Stock                         2.4          2.3          2.5
  Common Stock                           131.4        115.0        114.5
  Common Stock held in treasury at cost  (60.1)       (60.0)       (59.9)
  Additional paid-in capital           2,003.4      1,854.0      1,870.2
  Accumulated deficit                   (601.7)      (707.9)      (790.2)
                                      ---------    ---------    ---------
Total Stockholders' Equity             1,487.0      1,215.0      1,148.7
                                      ---------    ---------    ---------
Total Liabilities and Stockholders'
  Equity                              $5,824.6     $4,802.6     $5,006.3
                                      =========    =========    =========

The accompanying Notes are an integral part of the Consolidated
Financial Statements.

                        Bethlehem  Steel  Corporation

                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (dollars in millions)
                                  (unaudited)

                                                      Six Months Ended
                                                          June 30
                                                   ----------------------
                                                      1998         1997
                                                      ----         ----
Operating Activities:
     Net income                                    $  106.2     $  198.4

     Adjustments for items not affecting cash
     from operating activities:
        Depreciation and amortization                 123.2        117.3
        Estimated (gain) loss on exiting businesses    35.0       (135.0)
        Deferred income taxes                          20.0         37.8
        Other - net                                     6.8         15.5

     Working capital (excluding financing and
     investing activities):
        Receivables - operating                        (2.9)       (11.0)
        Inventories                                   (13.0)        96.7
        Accounts payable                                7.1        (30.4)
        Employment costs and other                    (22.8)       (18.2)
                                                   ---------    ----------
Cash Provided from Operations Before
Pension Activities                                    259.6        271.1

Pension Activities:
     Pension expense                                   42.0         80.0
     Pension funding                                  (50.0)      (265.0)
                                                   ---------    ----------
Cash Provided from Continuing Operating Activities    251.6         86.1
                                                   ---------    ----------
Cash Provided from Operating Activities of
      Discontinued Stainless Operations (Note 3)        8.3            -
                                                   ---------    ----------
Investing Activities:
     Capital expenditures                            (114.4)      (116.2)
     Purchase of Lukens stock, net of cash
       acquired (Note 3)                             (327.8)           -
     Cash proceeds from asset sales and other           5.4        147.8
                                                   ---------    ----------
Cash Provided (Used) for Investing Activities        (436.8)        31.6
                                                   ---------    ----------
Financing Activities:
     Borrowings (Note 4)                              200.0          0.8
     Debt and capital lease payments                  (70.0)       (26.7)
     Cash dividends paid                              (20.2)       (20.2)
     Other payments                                   (25.5)       (20.6)
                                                   ---------    ----------
Cash Provided (Used) for Financing Activities          84.3        (66.7)
                                                   ---------    ----------
Net Increase (Decrease) in Cash and
Cash Equivalents                                      (92.6)        51.0
Cash and Cash Equivalents - Beginning of Period       252.4        136.6
                                                   ---------    ----------
                          - End of Period          $  159.8     $  187.6
                                                   =========    ==========
Supplemental Cash Payment Information:
     Interest, net of amount capitalized           $   20.3     $   27.5
     Income taxes                                  $    8.2     $    7.3

The accompanying Notes are an integral part of the Consolidated Financial Statements.
                                - 4 -

              NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS

1. The Consolidated Financial Statements as of and for the three month and six month periods ended June 30, 1998 and 1997 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal and recurring nature.

2. These Consolidated Financial Statements should be read together with the 1997 audited financial statements set forth in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Presentation of certain amounts in the prior year have been revised to be consistent with the current year.

3. On May 29, 1998, Bethlehem acquired all of the outstanding capital stock of Lukens Inc. The aggregate purchase price of $563.6 million comprises cash of $327.8 million, the issuance of 15.1 million shares of Bethlehem common stock valued at $184.8 million, and transaction related costs of $51.0 million. The acquisition was accounted for as a purchase and, accordingly, Lukens' results are included in the Consolidated Financial Statements from the date of acquisition.

         The preliminary fair value of the assets acquired and liabilities assumed is as follows:

     Current assets                                               $ 153.9
     Property, plant & equipment                                    277.3
     Net assets of discontinued stainless operations                320.0
     Deferred tax asset, other                                       70.5
     Goodwill                                                       360.0
     Current liabilities                                           (109.4)
     Pension and other postretirement benefit liabilities          (220.0)
     Debt                                                          (268.5)
     Other long-term liabilities                                    (20.2)
                                                                  --------
     Purchase price, net of cash acquired                         $ 563.6
                                                                  ========
         Bethlehem intends to sell Lukens' stainless and distribution businesses. Accordingly, Bethlehem is accounting for the stainless and distribution businesses as discontinued operations. Income or losses from these operations are not included in Bethlehem's operating results. Since the date of acquisition, these operations have incurred operating losses of about $5 million. The net assets of these operations are shown separately on the balance sheet and consist primarily of property, plant & equipment and working capital.

         Bethlehem expects to finalize all purchase accounting adjustments, e.g., pension and postretirement benefit liabilities, ultimate proceeds on disposal of the stainless operations, severance costs from planned employee reductions, etc., within one year of the acquisition. Any difference between the amounts reflected above and the final amounts could result in an adjustment to goodwill. Goodwill is being amortized over 30 years or $12 million per year.

         As previously announced, Bethlehem intends to close the Sparrows Point 160" plate mill and increase the output at existing underutilized facilities. Accordingly, Bethlehem recorded a charge of $35 million ($29 million after-tax) in connection with the planned closing of the Sparrows Point 160" plate mill.

         The unaudited pro forma combined historical results (excluding Stainless) as if Lukens had been acquired at the beginning of 1998 and 1997, respectively, are estimated to be:

                                                   Six Months Ended June 30
                                                   ------------------------
(Dollars in Millions, except per share data)          1998          1997
                                                      ----          ----
Net Sales                                          $2,561.9       $2,651.8
Income from Operations                               $154.5         $271.3
Net Income                                           $107.3         $199.2
Net Income per Share:
          Basic                                       $0.68          $1.41
          Diluted                                     $0.67          $1.34

         The pro forma results presented above are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future results.

4. On May 29, 1998, Bethlehem borrowed $200 million under a short-term borrowing arrangement with an interest rate of about 8%. The loan is payable by February 23, 1999 or upon the sale of certain assets including the assets of the stainless and distribution businesses acquired in the Lukens acquisition and the Number 1 Coke Oven Battery at Burns Harbor.

         On June 19, 1998, Bethlehem, through its wholly owned, special purpose subsidiary, amended its existing non-reducing credit facility. The amendment extends the term of the agreement to July 19, 2003, increases the facilities receivable purchase agreement from $300 million to $340 million, and increases the credit facility for inventory from $225 million to $260 million, for a total of $600 million.

5. In 1997 Bethlehem sold all of the operations that comprised its Steel Related Operations segment. Presented below are 1997 Segment Results (dollars in millions):

                                                       Second       First
                                                       Quarter     Quarter
                                                      --------    ---------
Net Sales:
    Basic Steel Operations                            $1,188.7    $1,174.3
    Steel Related Operations                              26.8        27.0
    Eliminations                                          (8.6)       (8.8)
                                                      ---------   ---------
    Total                                             $1,206.9    $1,192.5
                                                      =========   =========
Estimated Gain on Exiting Businesses:
    Basic Steel Operations                            $  135.0    $      -
    Steel Related Operations                                 -           -
                                                      ---------   ---------
    Total                                             $  135.0    $      -
                                                      =========   =========
Operating Income (Loss):
    Basic Steel Operations                            $  212.1    $   63.8
    Steel Related Operations                             (10.1)       (7.5)
                                                      ---------   ---------
    Total                                             $  202.0    $   56.3
                                                      =========   =========

                        MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Review of Results:

Second Quarter and First Six Months 1998
Second Quarter and First Six Months 1997

         Bethlehem reported net income of $38 million, on sales of $1.19 billion, for the second quarter of 1998 compared with net income of $160 million, on sales of $1.21 billion, for the second quarter of 1997. After deducting preferred dividends, net income per common share was $.23 for the second quarter of 1998 compared with $1.33 per common share for the second quarter of 1997.

         Results for the second quarter of 1998 include a $35 million ($29 million after tax) restructuring charge related to the previously announced planned closing of the Sparrows Point plate mill. Results for the second quarter of 1997 include a $135 million ($113 million after tax) gain related to the sale of our equity interest in Iron Ore Company of Canada (IOC). If these items were excluded, net income for the second quarter of 1998 would have been $67 million compared with $47 million for the second quarter of 1997, an improvement of 42%, and net income per common share would have been $.47 for the second quarter of 1998 compared with $.32 for the year-earlier period.

         For the first six months of 1998, net income was $106 million, on sales of $2.32 billion, compared with net income of $198 million, on sales of $2.40 billion, for the first six months of 1997. Income applicable to common stock was $.73 per common share, compared with $1.58 per common share in 1997. If the 1998 restructuring charge and the 1997 IOC gain are excluded, net income for the first six months of 1998 would have been $135 million compared with $85 million for the first six months of 1997, an improvement of 58%, and net income per common share would have been $.98 for the first six months of 1998 compared with $.57 for the year-earlier period.


Operating Results

         Income from operations was $54 million for the second quarter of 1998 compared with income from operations of $202 million for the second quarter of 1997. Excluding the effects of the second quarter 1998 restructuring charge and the second quarter 1997 IOC gain, income from operations was $89 million for the second quarter of 1998, an improvement of 33% over the $67 million reported for the second quarter of 1997. Results for the quarter improved from a year ago principally due to improved costs and increased shipments which more than offset lower realized prices. Costs were lower compared to last year due to our exit from underperforming businesses and lower pension expense. Steel shipments of 2,357,000 net tons for the second quarter of 1998 were higher than the 2,240,000 net tons shipped in the second quarter of 1997 due to increased shipments resulting from the Lukens acquisition and increased shipments at Burns Harbor, Sparrows Point and PST. These increased shipments more than offset lower shipments from Bethlehem Structural which ceased operations in March 1997.

         Excluding the restructuring charge and the IOC gain, income from operations for the first six months of 1998 was $179 million compared with $123 million for the first six months of 1997, an improvement of 45%. We achieved these improved results despite lower realized prices during the first six months of 1998.

         Excluding the restructuring charge, second quarter 1998 operating income was about the same as the first quarter of 1998. Higher costs were incurred during the second quarter primarily due to planned maintenance at both Burns Harbor and Sparrows Point and a Hot Mill modernization outage at Burns Harbor. However, these increased costs were essentially offset by increased shipments resulting from the Lukens acquisition and increased shipments at Burns Harbor, Sparrows Point and PST. As a result of the work stoppages at General Motors' plants, our shipments during the second quarter were curtailed to most GM plants but continued at a normal rate to GM's Saturn Division.


Liquidity and Capital Structure

         At June 30, 1998, total liquidity, comprising cash, cash equivalents and funds available under our bank credit arrangements, totaled $602 million compared with $612 million at December 31, 1997, and $551 million at June 30, 1997. In June 1998, we amended our existing non-reducing credit arrangement with 14 banks, extending the term to June 2003, and increasing the size by $75 million to $600 million. The amended arrangement consists of a $340 million receivables purchase agreement and a $260 million inventory loan agreement.

         Early in the third quarter, we completed the sale of our No. 1 Coke Oven Battery at Burns Harbor to an affiliate of DTE Energy Services, Inc. We sold the coke oven battery but will continue to operate the facility for the new owner and purchase its output. The agreements allow us to strategically monetize and redeploy assets. The gain on the sale of the battery will be deferred and recognized over the life of the operating and purchase agreements.

         In May 1998, we borrowed $200 million under a short-term borrowing arrangement to complete the acquisition of Lukens. We repaid this loan early in the third quarter with proceeds from the sale of the No. 1 Coke Oven Battery at Burns Harbor.

         Cash provided from operations before pension activities for the first six months of 1998 was $260 million, compared with $271 million for the first six months of 1997. Principal uses of cash during the first six months of 1998 included about $330 million for the purchase of Lukens stock related to the acquisition, capital expenditures, debt repayments and pension funding. Capital expenditures were $114 million for the first six months of 1998, compared with $116 million during the year-earlier period. Capital expenditures

(excluding the acquisition of Lukens) are currently expected to be about $325 million in 1998, compared with $228 million in 1997. We repaid $48 million of debt assumed in the Lukens acquisition during the second quarter of 1998 and expect to repay about $220 million of debt during the remainder of the year. We contributed $45 million to our pension trust during the second quarter of 1998 for total contributions of $50 million for the first six months of this year. We plan to make additional contributions to our pension trust during the second half of 1998 as appropriate.

         We expect to maintain adequate liquidity throughout 1998 from cash flow from operations, reductions in working capital, the sale of various assets of Lukens, and available funds under our credit arrangements.


Lukens Inc.

         The acquisition of Lukens Inc. was completed on May 29, 1998. We acquired all of the outstanding stock of Lukens for an aggregate purchase price of about $565 million which included cash and transaction costs of about $380 million and the issuance of 15.1 million shares of Bethlehem Common Stock valued at about $185 million.

         As previously announced, we intend to sell Lukens' stainless and distribution businesses. We have entered into agreements with Allegheny Teledyne Incorporated under which Allegheny will purchase certain of the assets used in the manufacture of stainless steel products; we will provide Allegheny with conversion services to produce stainless steel slabs and coiled plate; and Allegheny will supply stainless hot rolled bands to us for finishing on the cold roll sheet facilities we acquired from Lukens until those facilities are sold. We expect Allegheny to complete its due diligence, transition planning and related details during the third quarter of 1998 and a closing date will be set soon thereafter. We also expect to enter into an agreement for the sale of the remaining Lukens' stainless and distribution businesses during the third quarter and to complete these sales by the end of the year. We are accounting for the stainless and distribution businesses as discontinued operations and, therefore, income and losses from those businesses are not included in our operating results.


Dividends

         The Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable September 10, 1998, to holders of record on August 10, 1998. No dividend was declared on Bethlehem's Common Stock.

Recently Issued Accounting Standard

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." We must adopt the statement by January 1, 2000, but would be permitted to do so earlier. We have not yet determined when we will adopt the statement.

         Periodically, we enter into financial contracts to manage risks. We use foreign currency exchange contracts to manage the cost of firm purchase commitments for capital equipment or other purchased goods and services denominated in a foreign currency. We use interest rate swap agreements to fix the interest rate on certain floating rate debt. We use commodity contracts to fix the cost of a portion of our annual requirements for natural gas, zinc and other metals. Generally, foreign currency and commodity contracts are for periods of less than a year. The gains or losses on these contracts are reflected in the cost of goods or services purchased. Net payments or receipts on interest rate swaps are reflected in interest expense. Adoption of Statement No. 133 would require us to recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses on these contracts, to the extent they have been effective as hedges, would continue to be recognized in income as they are now.

         Adoption of Statement No. 133 is not expected to have a material impact on our operating results or financial position.

Outlook

         While we believe the domestic economy will continue to grow but at a slower rate, we are very concerned about the consequences of the financial and other developments in Asia. Competition will continue to be intense as new steel capacity enters the marketplace and unfairly traded imports increase. We are reviewing the continued high levels of unfairly traded imports, and we have appropriate remedies under active consideration. We were pleased to hear that an agreement was reached to end the GM work stoppages. If they had continued, our operations mainly at our Burns Harbor Division would have been adversely affected.

         We will be concentrating our future efforts in four areas: (1) further improving the competitiveness of our core businesses, (2) implementing the new Bethlehem Lukens Plate Division and other actions related to the Lukens acquisition, (3) taking further actions to profitably grow Bethlehem and (4) strengthening our overall financial condition.

Forward-looking Statements

         This release contains forward-looking statements with respect to shipments, production levels, asset sales, costs and prices. Our use of the words "expect", "believe",

                          PART II.  OTHER INFORMATION

"intend", "plan" and similar words are intended to identify these statements as forward-looking. These forward-looking statements can be affected by import levels, domestic production capacity and our ability to successfully complete certain asset sales. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, reference is made to "Item 1 - Business - Forward-Looking Statements" of Bethlehem's 1997 Annual Report on Form 10-K and to "Cautionary Statement" of Bethlehem's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 24, 1998 for other important factors that could cause actual results to differ materially from those projected.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at June 30, 1998.

         The following proceeding, previously reported by Lukens, Inc. ("Lukens"), had developments during the second quarter of 1998:

         On December 23, 1997, a purported stockholder of Lukens, Carrie Anne Polonetsky, filed a purported class action (the "Polonetsky Action") in the Court of Chancery of the State of Delaware (the "Court of Chancery") against Lukens and the Lukens Board alleging, among other things, that the Lukens Board had breached its fiduciary duties by failing to obtain the highest value reasonably available in a sale of Lukens. Two other purported stockholders of Lukens, Wretha Evelyn Walker and Michael Abramsky, filed purported class actions (collectively with the Polonetsky Action, the "Delaware Actions") in the Court of Chancery on December 29, 1997 and January 6, 1998, respectively, making substantially similar allegations. The Delaware Actions have been consolidated by order of the Court of Chancery dated March 11, 1998. On March 27, 1998, the plaintiffs in the Delaware Actions filed a consolidated complaint against Lukens and the Lukens Board alleging, among other things, that the Lukens Board had breached its fiduciary duties by failing to obtain the highest value reasonably available in a sale of Lukens. On April 13, 1998, Lukens and the Lukens Board filed a motion to dismiss the complaint. On May 27, 1998, the plaintiffs in the Delaware Actions filed an amended complaint against Lukens, the Lukens Board and Bethlehem, adding, among other things, allegations that Bethlehem had caused the Lukens Board to breach its fiduciary duties. Motions to dismiss the amended complaint were filed by Lukens and the Lukens Board on June 8, 1998 and by Bethlehem on June 29, 1998. Bethlehem believes it has meritorious defenses and will vigorously defend the Delaware Actions.

Item 6.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits.

         The following is an index of the exhibits included in this Report on Form 10-Q:

         4(a). Rights Agreement, dated as of July 29, 1998, between Bethlehem Steel Corporation and First Chicago Trust
                  Company of New York, which includes as Exhibit A thereto, the Form of Rights Certificate (Incorporated by reference from Bethlehem's Current Report on Form 8-K filed August 5,
                  1998).

          11.     Statement Regarding Computation of Earnings Per Share.

          27.     Financial Data Schedule.

     (b)  Reports on Form 8-K.

          On June 9, 1998, Bethlehem filed a report on Form 8-K with the Securities and Exchange Commission ("SEC") regarding the completion of its acquisition of Lukens Inc. In addition, on August 5, 1998, Bethlehem filed a report on Form 8-K with the SEC regarding the approval of its Rights Agreement, dated July 29, 1998.

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

Date: August 14, 1998

                               EXHIBIT INDEX

        The following is an index of the exhibits included in this Report:




Item
No.                      Exhibit
----                     -------

4(a).     Rights Agreement, dated as of July 29, 1998, between
          Bethlehem Steel Corporation and First Chicago Trust
          Company of New York, which includes as Exhibit A thereto, the Form of Rights Certificate (Incorporated by reference from Bethlehem's Current Report on Form 8-K filed August 5,
          1998).



11        Statement Regarding Computation of Earnings
          Per Share



27         Financial Data Schedule

                                                             EXHIBIT (11)

                          Bethlehem Steel Corporation

             Statement Regarding Computation of Earnings Per Share

     (dollars in millions and shares in thousands, except per share data)

    Three Months                                                 Six Months
    Ended June 30                                                Ended June 30
  -----------------                                           -----------------
   1998       1997         Basic Earnings Per Share            1998       1997
   ----       ----         ------------------------            ----       ----

  $37.6     $160.0    Net Income                              $106.2     $198.4
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                (5.0)      (5.0)
   (3.1)      (3.1)     $5.00 Preferred Dividend                (6.3)      (6.3)
   (4.5)      (4.5)     $3.50 Preferred Dividend                (9.0)      (9.0)
   (0.4)      (0.3)     5% Preference Dividend                  (0.9)      (0.6)
--------   --------                                          --------   --------
                            Total Preferred and Preference
  (10.5)     (10.4)         Dividends                          (21.1)     (20.9)
--------   --------                                          --------   --------
  $27.1     $149.6    Net Income Applicable to Common Stock    $85.1     $177.5
========   ========                                          ========   ========

118,768    112,237    Average Shares of Common Stock         115,957    112,080


  $0.23      $1.33    Basic Earnings Per Share                 $0.73      $1.58
========   ========                                          ========   ========
                         Diluted Earnings Per Share
                         --------------------------
  $37.6     $160.0    Net Income                              $106.2     $198.4
                      Less Dividend Requirements:
   (2.5)       -        $2.50 Preferred Dividend                (5.0)       -
   (3.1)       -        $5.00 Preferred Dividend                (6.3)       -
   (4.5)       -        $3.50 Preferred Dividend                (9.0)       -
   (0.4)       -        5% Preference Dividend                   -          -
--------   --------                                          --------   --------
  $27.1     $160.0    Net Income Applicable to Common Stock    $86.0     $198.4
========   ========                                          ========   ========
                      Average Shares of Common Stock and
                      Other Potentially Dilutive Securities Outstanding:
118,768    112,237      Common Stock                         115,957    112,080
  1,432        -        Stock Options                            784        -
   *         3,361      $2.50 Preferred Stock                   *         3,361
   *         4,425      $5.00 Preferred Stock                   *         4,425
   *        12,255      $3.50 Preferred Stock                   *        12,255
   *         2,545      5% Preference Stock                    2,366      2,545
--------   --------                                          --------   --------
120,200    134,823              Total                        119,107    134,666
========   ========                                          ========   ========
  $0.23      $1.19    Diluted Earnings Per Share               $0.72      $1.47
========   ========                                          ========   ========

*  Antidilutive