Form 10-Q
period 1998-09-30
BETHLEHEM STEEL CORP /DE/
filed 1998-11-12
CIK 11860

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                     For Quarter Ended September 30, 1998
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

Number of Shares of Common Stock Outstanding as of November 9, 1998:
                                                             129,973,570

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                     INDEX

                                                                      PAGE NO.
PART I.  FINANCIAL INFORMATION

Consolidated Statements of Income-
    Three Months and Nine Months Ended September 30, 1998
        and 1997 (unaudited)...................................          2

Consolidated Balance Sheets-
    September 30, 1998 (unaudited), December 31, 1997
    and September 30, 1997 (unaudited)........................           3

Consolidated Statements of Cash Flows-
    Nine Months Ended September 30, 1998
    and 1997 (unaudited)......................................           4

Notes to Consolidated Financial Statements....................           5

Management's Discussion and Analysis of Results of
    Operations and Financial Condition........................           7


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings...............................           12

    Item 5.  Other Information...............................           13

    Item 6.  Exhibits and Reports on Form 8-K................           13


Signatures...................................................           14

                                     BETHLEHEM STEEL CORPORATION

                                CONSOLIDATED  STATEMENTS  OF  INCOME
                       (dollars and shares in millions, except per share data)
                                            (unaudited)
  THREE MONTHS ENDED                                                        NINE MONTHS ENDED
     SEPTEMBER 30                                                              SEPTEMBER 30
---------------------                                                     ---------------------
   1998         1997                                                        1998         1997
   ----         ----                                                        ----         ----
$1,143.1     $1,113.4    NET SALES                                        $3,465.3     $3,512.8
---------    ---------                                                    ---------    ---------
                         COSTS AND EXPENSES:
   988.4        971.8      Cost of sales                                   2,954.2      3,077.7
    63.4         56.4      Depreciation and amortization                     186.6        173.7
    32.2         26.7      Selling, administration and general expense        86.2         79.6
       -            -      Estimated (gain) loss on exiting businesses        35.0       (135.0)
---------    ---------                                                    ---------    ---------
 1,084.0      1,054.9    TOTAL COSTS AND EXPENSES                          3,262.0      3,196.0
---------    ---------                                                    ---------    ---------

    59.1         58.5    INCOME FROM OPERATIONS                              203.3        316.8

                         FINANCING INCOME (EXPENSE):
   (15.7)       (11.6)     Interest and other financing costs                (39.4)       (35.5)
     1.5          2.2      Interest and other income                           8.4          5.7
---------    ---------                                                    ---------    ---------
    44.9         49.1    INCOME BEFORE INCOME TAXES                          172.3        287.0

    (7.8)        (8.5)   PROVISION FOR INCOME TAXES                          (29.0)       (48.0)
---------    ---------                                                    ---------    ---------
    37.1         40.6    NET INCOME                                          143.3        239.0

                         DIVIDENDS ON PREFERRED AND
    10.3         10.4         PREFERENCE STOCK                                31.3         31.2
---------    ---------                                                    ---------    ---------

                         NET INCOME APPLICABLE TO
$   26.8     $   30.2         COMMON STOCK                                $  112.0     $  207.8
=========    =========                                                    =========    =========


                         NET INCOME PER COMMON SHARE:
$   0.21     $   0.27      Basic                                          $   0.93     $   1.85
$   0.21     $   0.26      Diluted                                        $   0.92     $   1.75

   128.9        112.6    AVERAGE BASIC SHARES OUTSTANDING                    120.3        112.3


                                ADDITIONAL DATA

   2,172        2,184    Steel products shipped (thousands of net tons)      6,750        6,641
   2,636        2,417    Raw steel produced (thousands of net tons)          7,675        7,196

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          BETHLEHEM STEEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in millions)

                                    ASSETS

                                                          SEPTEMBER 30                             SEPTEMBER 30
                                                              1998             DECEMBER 31            1997
                                                          (UNAUDITED)             1997             (UNAUDITED)
                                                          ------------         -----------         -----------

CURRENT ASSETS:
  Cash and cash equivalents                                 $   96.2             $  252.4            $  164.8
  Receivables, less allowances                                 253.2                306.0               307.8
  Inventories:
    Raw materials                                              334.4                324.5               325.8
    Finished and semifinished                                  736.8                569.3               568.6
                                                            ---------            ---------           ---------
                                                             1,071.2                893.8               894.4
  Other current assets                                           9.9                 11.8                10.4
                                                            ---------            ---------           ---------
TOTAL CURRENT ASSETS                                         1,430.5              1,464.0             1,377.4
INVESTMENTS AND MISCELLANEOUS ASSETS                           103.3                100.9               103.2
PROPERTY, PLANT AND EQUIPMENT,
  less accumulated depreciation of
  $4,057.6, $4,095.5, and $4,067.5                           2,602.6              2,357.7             2,404.7
DEFERRED INCOME TAX ASSET - NET                                913.6                880.0               888.7
NET ASSETS OF DISCONTINUED STAINLESS OPERATIONS (NOTE 3)       290.0                   -                   -
GOODWILL (NOTE 3)                                              356.0                   -                   -
INTANGIBLE ASSET - PENSIONS                                       -                    -                160.0
                                                            ---------            ---------           ---------
TOTAL ASSETS                                                $5,696.0             $4,802.6            $4,934.0
                                                            =========            =========           =========
                                      LIABILITIES AND STOCKHODERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                          $  439.8             $  371.2            $  400.9
  Accrued employment costs                                     311.1                323.9               314.0
  Accrued taxes                                                 57.2                 60.0                57.3
  Debt and capital lease obligations                            44.4                 41.8                41.8
  Other current liabilities                                    174.9                113.9               106.1
                                                            ---------            ---------           ---------
TOTAL CURRENT LIABILITIES                                    1,027.4                910.8               920.1

PENSION LIABILITY                                              415.0                440.0               598.0
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                  1,641.3              1,445.0             1,442.4
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                   627.6                451.6               451.7
DEFERRED GAIN ON SALE/LEASEBACK (NOTE 4)                       140.6                   -                   -
OTHER LONG-TERM LIABILITIES                                    324.8                340.2               340.5

STOCKHOLDERS' EQUITY:
  Preferred Stock                                               11.6                 11.6                11.6
  Preference Stock                                               2.3                  2.3                 2.5
  Common Stock                                                 131.9                115.0               114.8
  Common Stock held in treasury at cost                        (60.3)               (60.0)              (60.0)
  Additional paid-in capital                                 1,998.4              1,854.0             1,862.0
  Accumulated deficit                                         (564.6)              (707.9)             (749.6)
                                                            ---------            ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                   1,519.3              1,215.0             1,181.3
                                                            ---------            ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $5,696.0             $4,802.6            $4,934.0
                                                            =========            =========           =========

The accompanying Notes are an integral part of the Consolidated
Financial Statements.

                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                               (dollars in millions)
                                    (unaudited)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                           ----------------------
                                                                              1998         1997
                                                                           ----------    ---------
OPERATING ACTIVITIES:
     Net income                                                            $  143.3     $  239.0

     Adjustments for items not affecting cash from operating activities:
        Depreciation and amortization                                         186.6        173.7
        Estimated (gain) loss on exiting businesses                            35.0       (135.0)
        Deferred income taxes                                                  26.4         46.3
        Other - net                                                            12.4         17.3

     Working capital (excluding financing and investing activities):
        Receivables - operating                                               (31.7)         3.8
        Receivables - sold                                                    150.0            -
        Inventories                                                           (89.7)       115.3
        Accounts payable                                                        8.8         (9.3)
        Employment costs and other                                            (59.7)       (10.7)
                                                                           ---------    ---------
CASH PROVIDED FROM OPERATIONS BEFORE PENSION ACTIVITIES                       381.4        440.4

PENSION ACTIVITIES:
     Pension expense                                                           65.0        117.0
     Pension funding                                                         (130.0)      (390.0)
                                                                           ---------    ---------
CASH PROVIDED FROM CONTINUING OPERATING ACTIVITIES                            316.4        167.4
                                                                           ---------    ---------
CASH PROVIDED FROM OPERATING ACTIVITIES OF
   DISCONTINUED STAINLESS OPERATIONS (NOTE 3)                                  16.8            -
                                                                           ---------    ---------
INVESTING ACTIVITIES:
     Capital expenditures                                                    (215.9)      (189.3)
     Purchase of Lukens stock, net of cash acquired (NOTE 3)                 (327.8)           -
     Cash proceeds from asset sales and other                                 199.6        160.9
                                                                           ---------    ---------
CASH USED FOR INVESTING ACTIVITIES                                           (344.1)       (28.4)
                                                                           ---------    ---------

FINANCING ACTIVITIES:
     Borrowings (Note 4)                                                      200.0          1.5
     Debt and capital lease payments                                         (290.3)       (53.3)
     Cash dividends paid                                                      (30.3)       (30.3)
     Other payments                                                           (24.7)       (28.7)
                                                                           ---------    ---------
CASH USED FOR FINANCING ACTIVITIES                                           (145.3)      (110.8)
                                                                           ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (156.2)        28.2
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               252.4        136.6
                                                                           ---------    ---------
                          - End of Period                                  $   96.2     $  164.8
                                                                           =========    =========

SUPPLEMENTAL CASH PAYMENT INFORMATION:
     Interest, net of amount capitalized                                   $   32.1     $   42.8
     Income taxes paid                                                     $    3.1     $    7.1

The accompanying Notes are an integral part of the Consolidated Financial Statements.

              NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS

1. The Consolidated Financial Statements as of and for the three month and nine month periods ended September 30, 1998 and 1997 have not been audited. However, the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal and recurring nature.

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

    The preliminary fair value of the assets acquired and liabilities assumed is as follows:

        Current assets                                    $  153.9
        Property, plant & equipment                          277.3
        Net assets of discontinued stainless operations      320.0
        Deferred tax asset, other                             70.5
        Goodwill                                             360.0
        Current liabilities                                 (109.4)
        Pension and other postretirement benefit            (220.0)
          liabilities
        Debt                                                (268.5)
        Other long-term liabilities                          (20.2)
                                                           --------
        Purchase price, net of cash acquired               $  563.6
                                                           ========
    Bethlehem intends to sell Lukens' stainless and distribution businesses. Accordingly, Bethlehem is accounting for the stainless and distribution businesses as discontinued operations. Income or losses from these operations are not included in Bethlehem's operating results. Since the date of acquisition, these operations have incurred operating losses of about $17 million. The net assets of these operations are shown separately on the balance sheet and consist primarily of property, plant & equipment and working capital.

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

    As previously announced, Bethlehem intends to close the Sparrows Point 160" plate mill and increase the output at existing underutilized facilities. Accordingly, Bethlehem recorded a charge of $35 million ($29 million after-tax) during the second quarter of 1998 in connection with the planned closing of the Sparrows Point 160" plate mill.

    The unaudited pro forma combined historical results (excluding Stainless) as if Lukens had been acquired at the beginning of 1998 and 1997, respectively, are estimated to be:
                                                  NINE MONTHS ENDED SEPT. 30
                                                  --------------------------
   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)      1998            1997
   --------------------------------------------     ------          ------
   Net Sales                                      $3,705.0        $3,892.6
   Income from Operations                           $212.7          $338.2
   Net Income                                       $143.8          $242.6

   NET INCOME PER SHARE:
          Basic                                      $0.88           $1.66
          Diluted                                    $0.86           $1.59

    The pro forma results presented above are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future results.

4. On July 29, 1998, Bethlehem received about $190 million from the sale of the No. 1 Coke Oven Battery at Burns Harbor to an affiliate of DTE Energy Services, Inc. Bethlehem will continue to operate the facility for the new owner and purchase the output. The gain on the sale was about $160 million and is being deferred and recognized over the nine year life of the operating and purchase agreements.

    On June 19, 1998, Bethlehem's wholly owned special purpose subsidiary amended its existing non-reducing credit facility. The amendment extends the term of the agreement to July 19, 2003, increases the facilities receivable purchase agreement from $300 million to $340 million, and increases the credit facility for inventory from $225 million to $260 million, for a total of $600 million.

5. In 1997 Bethlehem sold all of the operations that comprised its Steel Related Operations segment. Presented below are 1997 Segment Results (dollars in millions):
                                               THIRD     SECOND   FIRST
                                               QUARTER   QUARTER  QUARTER
                                               -------   -------  -------
NET SALES:
      Basic Steel Operations                  $1,109.4   $1,188.7  $1,174.3
      Steel Related Operations                    10.0       26.8      27.0
      Eliminations                                (6.0)      (8.6)     (8.8)
                                              ---------  ---------  --------
      Total                                   $1,113.4    $1,206.9  $1,192.5
                                              =========  =========  ========
ESTIMATED GAIN ON EXITING BUSINESSES:
      Basic Steel Operations                  $      -    $  135.0  $      -
      Steel Related Operations                       -           -         -
                                              ---------   --------- --------
      Total                                   $      -    $  135.0  $      -
                                              =========   ========= ========
OPERATING INCOME (LOSS):
      Basic Steel Operations                  $   66.0    $  212.1  $   63.8
      Steel Related Operations                    (7.5)      (10.1)     (7.5)
                                              ---------   --------- ---------
      Total                                   $   58.5    $  202.0  $   56.3
                                              =========   ========= =========

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVIEW OF RESULTS:

THIRD QUARTER AND FIRST NINE MONTHS 1998
THIRD QUARTER AND FIRST NINE MONTHS 1997


    Bethlehem reported net income of $37 million, on sales of $1.14 billion, for the third quarter of 1998 compared with net income of $41 million, on sales of $1.11 billion, for the third quarter of 1997. After deducting preferred dividends, net income per common share was $.21 for the third quarter of 1998 compared with $.27 per common share for the third quarter of 1997.

    For the first nine months of 1998, net income was $143 million, or $.93 per common share, including an after-tax restructuring charge of $29 million related to the planned closing of our Sparrows Point Division plate mill. Net income for the first nine months of 1997 was $239 million, or $1.85 per common share, including an after-tax gain of $113 million related to the sale of our equity interest in Iron Ore Company of Canada (IOC). If the 1998 restructuring charge and the 1997 IOC gain are excluded, net income for the first nine months of 1998 would have been $172 million ($1.17 per share), on sales of $3.47 billion, compared with $126 million ($.84 per share), on sales of $3.51 billion, for the first nine months of 1997.


OPERATING RESULTS

    For the third quarter of 1998, income from operations was $59 million, which was about the same as income from operations for the third quarter of 1997. Lower costs due to our exit from underperforming businesses and lower pension expense offset the effects of lower realized prices. Steel shipments of 2,172,000 net tons were slightly lower than the 2,184,000 net tons shipped in the third quarter of 1997. Shipments decreased at our Burns Harbor and Sparrows Point Divisions but we had additional shipments resulting from our acquisition of Lukens Inc. and higher shipments at Pennsylvania Steel Technologies, Inc. (PST). Third quarter 1998 shipments at Burns Harbor and Sparrows Point were negatively impacted by the unprecedented levels of unfairly traded steel imports. The effects of the General Motors work stoppages also decreased shipments primarily at Burns Harbor.

    Excluding the restructuring charge and the IOC gain, income from operations for the first nine months of 1998 was $238 million compared with $182 million for the first nine months of 1997. Despite lower realized prices, income from operations for the first nine months of 1998 improved over the first nine months of 1997 due to lower costs and increased shipments. Costs improved principally from exiting underperforming businesses, reduced pension expense and improved operating performance at Burns

Harbor, Sparrows Point and PST. Shipments increased primarily from our acquisition of Lukens.

    Third quarter 1998 operating income declined from the second quarter of 1998 (excluding the restructuring charge) principally due to lower shipments at Burns Harbor and Sparrows Point and lower realized prices. These effects were partially offset by increased shipments resulting from our acquisition of Lukens and a more favorable product mix.


LIQUIDITY AND CAPITAL STRUCTURE

    At September 30, 1998, total liquidity, comprising cash, cash equivalents and funds available under our bank credit arrangements, totaled $430 million compared with $612 million at December 31, 1997, and $513 million at September 30, 1997. At September 30, 1998, funds available under our credit arrangements totaled $334 million.

    On July 29, 1998, we sold the No. 1 Coke Oven Battery at Burns Harbor to an affiliate of DTE Energy Services, Inc. We will continue to operate the facility for the new owner and purchase its output. Proceeds from the transaction were about $190 million and were used in repaying the $200 million short-term borrowing used to complete the Lukens acquisition. The gain on the sale was about $160 million and is being deferred and recognized over the nine-year life of the operating and purchase agreements.

    For the first nine months of 1998, cash provided from operations before pension activities was $381 million compared with $440 million for the first nine months of 1997. Principal uses of cash during the first nine months of 1998 included the Lukens acquisition, capital expenditures, pension funding and debt repayments. We acquired all of the outstanding stock of Lukens for an aggregate purchase price of about $565 million which included cash and transaction costs of about $380 million and the issuance of 15.1 million shares of Bethlehem Common Stock valued at about $185 million. Capital expenditures were $216 million compared with $189 million during the year-earlier period. Capital expenditures (excluding the acquisition of Lukens) are currently expected to be $325 million in 1998, compared with $228 million in 1997. Pension funding for the first nine months of 1998 totaled $130 million and we repaid $290 million of debt including the $200 million short-term borrowing used to complete the Lukens acquisition.

    The volatility in the financial markets has reduced the unrecognized net gain that we had with respect to our pension liability at December 31, 1997. Also interest rates are lower, which would increase the amount of our pension obligation. Based on the market as of October 31, 1998, if we could recognize these changes in calculating our pension liability that appears on our balance sheet, our pension liability would be somewhat less than the recorded amount. However, generally accepted accounting principles require that we wait until our valuation date of November 30 to determine adjustments, if any, to our pension liability based on the market value of our pension fund assets and the interest rates in the market at that date.

    During the fourth quarter, we expect to complete our previously announced sale of certain stainless assets to Allegheny Teledyne Incorporated.
We are also continuing with plans for the sale of the other remaining
Lukens stainless and distribution businesses.

    We expect to maintain an adequate level of liquidity throughout 1998 from cash flow from operations, reductions in working capital, the sale of various assets of Lukens, and available borrowings under our credit arrangements.


INTERNATIONAL STEEL TRADE

    The present volume of unfairly traded and injurious steel imports is unprecedented and has caused total imports to surge to record levels in each of the last five months. Total imports of finished steel mill products in August were approximately 80% greater than the average monthly level for 1997, and the August rate for hot rolled sheet was approximately 160% greater than the 1997 average. At these rates, on an annual basis, imports would be the equivalent of nearly 50% of total anticipated industry shipments. These unfairly traded imports have caused serious injury by reducing shipments, production, prices, employment levels and profitability.

    Our overall international trade position is clear. We have supported international trade liberalization efforts, including the World Trade Organization (WTO). We believe that all markets should be open; that trade should be fair in all markets; that trade should be rule based; and that the rules should be enforced when trade is unfair and injurious.

    Under the present circumstances, we are taking three actions: (1) Legal - we have filed and will continue to file all appropriate legal actions, (2) Public Affairs - we have joined the United Steelworkers, leading steel companies and others in an educational campaign - "Stand Up for Steel - Stand up for America", and (3) Governmental - we are working with the Congress and the Administration to help cause appropriate actions to be taken.

    On September 30, 1998, we joined eleven other steel companies and the United Steelworkers in filing cases covering certain hot rolled carbon steel flat products against Japan, Russia and Brazil. Hot rolled sheet imports from these three countries during the period January through August 1998 were about 90% above hot rolled sheet imports for the same period in 1997. The August rate was about 230% greater than the 1997 monthly average. Additional cases will be filed as appropriate and the filing of such well-founded cases is part of the internationally recognized procedure to deal with injurious dumping and subsidies, which are condemned by the WTO.

    We believe that the actions that we are taking, along with those to be taken by the Congress and the Administration, will help to resolve this very serious issue that threatens our company, stockholders, employees, customers, and the communities in which we operate.

YEAR 2000

    Problems created by the once common programming practice of storing date information using only the last two digits to indicate the year will impact all businesses and government organizations as we approach the year 2000. The scope of our Year 2000 Program involves many areas including information technology (IT) and non-IT systems, the associated personal computing, communications and infrastructure elements, and the Year 2000 readiness of our key suppliers and customers.

    We have been actively working on resolving our Year 2000 problem for four years. The effort was initiated with a pilot project in late 1994 during which five percent of our business applications were converted to be Year 2000 compliant. The pilot project allowed us to develop a methodology for solving our Year 2000 problem as well as a structure for effective management and timely correction of the problem within our systems. The major elements of our program are inventory, risk assessment, remediation, testing, and contingency planning.

    In late 1997, we conducted a 45-day test of the operability and inter-operability of all converted business applications for Business Unit and Corporate systems as well as all operating system software in a full simulation of the Year 2000. We reset the system clock for various dates and tested the processing of date information before and after December 31, 1999, as well as the processing of the Year 2000 as a leap year. This test was completed successfully and validated our processes and methods for addressing our Year 2000 problem. Two additional full-scale tests are currently being conducted to test applications not evaluated during the 45-day test in 1997 and the recently acquired, former Lukens' main frame applications. We plan to complete these tests in December 1998.

    We have completed the inventory and risk assessment for Year 2000 components in all areas of our business. Our risk assessment showed that less than 15% of our computer programs needed to be fixed or replaced. We are currently 93% complete with these remediation efforts. We expect that remediation and testing will be complete for all critical systems and essentially all other systems by the end of 1998. Any remaining implementation testing, as well as integration testing, will continue throughout the first quarter of 1999. Contingency planning has begun in all areas and includes development of required staffing levels during the Year 2000 roll-over, review and enhancement of manual and other backup procedures, and review of inventory levels. Contingency planning will be a focus area in 1999.

    We are also in the process of evaluating the readiness of our key suppliers and customers. In April 1998, surveys were sent to 746 key suppliers, outside processors, warehousers, and electronic data interchange trading partners. To date, responses have been received from over 600 suppliers with 55% indicating that they will be Year 2000 compliant by the end of 1998. The goal is to have alternate plans in place by mid-1999 for those vendors who will not be Year 2000 compliant in significant areas. Additionally, we have corresponded with over 300 key customers regarding their resolution of the Year 2000 problem and we will continue these discussions during the next two quarters.

    The costs associated with our Year 2000 Program continue to be at planned levels. The estimated incremental cost of this activity is approximately $6 million. The cost will be charged to normal operating expenses. We do not expect to incur any extraordinary charges associated with the effort and no major information service projects have been deferred because of our Year 2000 Program.

    We believe that we are taking all reasonable steps to ensure our Year 2000 readiness. Our ability to meet our projected goals depends, to an extent, on the Year 2000 readiness of our key suppliers and customers, the completion of our final remediation and testing efforts and the successful development and implementation of contingency plans. These and other unanticipated Year 2000 issues could have a material adverse effect on our results of operations or financial condition.

DIVIDENDS

    On October 28, 1998, our Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable December 10, 1998, to holders of record on November 10, 1998. No dividend was declared on Bethlehem's Common Stock.

OUTLOOK

    The Asian situation is having a much greater impact on world economies and, along with other factors, has increased the likelihood of slower future growth in the U.S. economy as compared with the past several years.

    Our competition is intense and we are deeply concerned about the serious injury being caused by unfairly traded imports. These imports are significantly reducing our production and shipment levels and the prices we receive. We believe that our earnings for the fourth quarter will be adversely affected because of these unfairly traded imports.

    While current business conditions are very difficult, we are continuing to focus on our strategy of concentrating on steel and rebuilding our financial strength, and in taking all necessary actions to deal with the current challenges and opportunities.

FORWARD-LOOKING STATEMENTS

    This release contains forward-looking statements with respect to shipments, production levels, asset sales, costs, prices and Year 2000 compliance. Our use of the words "expect", "believe", "intend", "plan" and similar words are intended to identify these statements as forward-looking. These forward-looking statements can be affected by import levels, domestic production capacity, our ability to successfully complete certain asset sales and our successful and timely resolution of all Year 2000 issues as well as the resolution of such issues by our key suppliers and customers. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, reference is made to "Item 1 - Business - Forward-Looking Statements" of Bethlehem's 1997 Annual Report on Form 10-K and to "Cautionary Statement" of Bethlehem's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 24, 1998 for other important factors that could cause actual results to differ materially from those projected.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at September 30, 1998.

    Bethlehem does not have any material developments in legal proceedings to report for the third quarter of 1998.

ITEM 5.  OTHER INFORMATION

    Recent amendments to Rule 14a-4 of the Securities Exchange Act of 1934 govern the timely submission of stockholder proposals outside the framework of Rule 14a-8. In accordance with the amendments and the advance notice provisions of Bethlehem's By-laws, stockholders who intend to submit proposals for consideration at the 1999 Annual Meeting outside the processes of Rule 14a-8 must forward such proposals to Bethlehem in writing on or before January 27, 1999.

    Stockholder proposals should be submitted to: Secretary, Bethlehem Steel Corporation, 1170 Eighth Avenue, Bethlehem, Pennsylvania 18106-7699.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

              The following is an index of the exhibits included in this Report on Form 10-Q:

              10. Form of Agreement between Bethlehem Steel Corporation and Messrs. C. H. Barnette, R. P. Penny, G. L.
                   Millenbruch, D. P. Post and five other executive officers. Additional agreements have been entered into between Bethlehem Steel Corporation and eight other executive officers. These additional agreements are substantially in the form of said Agreement, except for the amount of compensation upon termination, which is two rather than three times annual salary and bonus.

              11.  Statement Regarding Computation of Earnings Per Share.

              27.  Financial Data Schedule.

         (b) REPORTS ON FORM 8-K.

              On August 5, 1998, Bethlehem filed a report on Form 8-K with the Securities and Exchange Commission announcing the approval of its Rights Agreement, dated July 29, 1998 with First Chicago Trust Company of New York, as Rights Agent.

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


                                              Bethlehem Steel Corporation
                                                     (Registrant)
                                              by

                                              /s/ L. A. Arnett
                                              ---------------------------
                                              L. A. Arnett
                                              Vice President and Controller
                                              (principal accounting officer)

Date:  November 12, 1998

                                 EXHIBIT INDEX

        The following is an index of the exhibits included in this Report:

 Item
  No.                              Exhibit
 ----                              -------

 10      Form of Agreement between Bethlehem Steel Corporation and Messrs.
         C. H. Barnette, R. P. Penny, G. L. Millenbruch, D. P. Post and five other executive officers. Additional agreements have been entered into between Bethlehem Steel Corporation and eight other executive officers. These additional agreements are substantially in the form of said Agreement, except for the amount of compensation upon termination, which is two rather than three times annual salary and bonus.


 11      Statement Regarding Computation of Earnings Per Share


 27      Financial Data Schedule

                                                                    EXHIBIT 10


                         [ SENIOR OFFICER AGREEMENT ]

                                                              July 29, 1998

(Name)

Dear        :
    --------

                                   Agreement
                                   ---------

    Bethlehem Steel Corporation (the "Company") considers it essential to the best interests of its stockholders to have the continuous employment of key management personnel. In this connection, the Board of Directors of the Company (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a Change in Control or Potential Change in Control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders.

    The Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of certain members of the Company's management, including yourself, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a Change in Control or Potential Change in Control of the Company.

    In order to induce you to remain in the employ of the Company and in consideration of your agreement to remain in the employ of the Company in certain circumstances as set forth in Section 7 hereof, the Company agrees that you shall receive the benefits set forth in this letter agreement in the event your employment with the Company is terminated subsequent to a "Change in Control of the Company" or "Potential Change in Control" (as defined in Sections 2 and 7 hereof) under the circumstances described below.

    1. TERM OF AGREEMENT. This Agreement shall commence on the date hereof and shall continue in effect through December 31, 1998; provided, however, that commencing on January 1, 1999, and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless not later than September 30 of the preceding year, the Company shall have given notice that it does not wish to extend this Agreement; and provided, further, that notwithstanding any such notice by the Company not to extend, this Agreement shall continue in effect for a period of 24 months beyond the term provided herein if a Change in Control of the Company shall have occurred during such term. Notwithstanding anything to the contrary stated herein, this Agreement shall terminate prior to the dates set forth above without further acts by either party upon (a) termination of your employment prior to a Change in Control or Potential Change in Control due to death or Retirement (as defined in Section 3 hereof), (b) termination of your employment by the Company for Cause or for Disability (each as respectively defined in Section 3 hereof),
(c) termination of your employment by
the Company prior to a Change in Control or Potential Change in Control for other than Cause or Disability, (d) termination of your employment by you for any reason prior to a Change in Control or Potential Change in Control of the Company, (e) termination of your employment due to your death or by you for other than Retirement or Good Reason as defined in Section 3 hereof) after a Change in Control or Potential Change in Control of the Company, or (f) completion by the Company of all of its obligations in the event benefits shall become payable hereunder.


    2. CHANGE IN CONTROL. No benefits shall be payable hereunder unless there shall have been a Change in Control of the Company, as set forth below, and your employment by the Company shall thereafter have been terminated in accordance with Section 3 below. For purposes of this Agreement, a "Change in Control of the Company" shall be deemed to have occurred if (a) any purchase of shares of Company common stock or any securities convertible into common stock shall be made pursuant to a tender or exchange offer (other than any such tender or exchange offer made by the Company); (b) any Person other than a trustee or other fiduciary of securities held under an employee benefit plan of the Company or any of its subsidiaries, is or becomes a Beneficial Owner, directly or indirectly, of stock of the Company representing 20% or more of the total voting power of the Company's then outstanding stock and securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in Clause (A) of paragraph (d), below; (c) individuals who, as of the date hereof, constitute the Board of Directors (the "Incumbent Board") of the Company, cease for any reason to constitute a majority thereof; provided, however, that any individual becoming a director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least 75% of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of the Company; (d) there is consummated a merger or consolidation of the Company (or any direct or indirect subsidiary of the Company) with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 75% of the combined voting power of the stock and securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of the Company ( or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of stock and securities of the Company representing more than 25% of the combined voting power of the Company's then outstanding stock and securities; or (e) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets other than a sale or disposition by the Company of all or substantially all of the assets to an entity at least 75% of the combined voting power of the stock and securities which is owned by Persons in substantially the same proportions as their ownership of the Company's voting stock immediately prior to such sale. "Person" shall mean any person (as defined in Section 3(a)(9) of the Securities Exchange Act (the "Exchange Act"), as such term is modified in Section 13(d) and 14(d) of the Exchange Act) other than (1) any employee plan established by the Company, (2) or any of its affiliates (as defined in Rule 12b-2 promulgated under the Exchange Act), (3) an underwriter temporarily holding securities pursuant to an offering of such securities, or (4) a corporation owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company. "Beneficial Owner" shall mean beneficial owner as defined in Rule 13d-3 under the Exchange Act.

    3. TERMINATION FOLLOWING CHANGE IN CONTROL. You shall be entitled to the benefits provided under this Agreement upon your "Qualifying Termination" (as defined herein) during the 24-month period following a Change in Control. For purposes hereof, a Qualifying Termination" shall mean (i) a termination of your employment by the Company for any reason during the 24-month period following a Change in Control of the Company other than for Cause, Retirement or Disability, or (ii) your termination of employment for "Good Reason" (as defined in this Section 3).

         (i) DISABILITY. If, as a result of your incapacity due to physical or mental illness, you shall have been absent from your duties with the Company on a full- time basis for twelve consecutive months, and you shall not have returned to the full-time performance of your duties within thirty (30) days after written Notice of Termination is given you by the Company, such termination shall, for purposes of this Agreement, be considered to be termination by the Company for "Disability."

         (ii) RETIREMENT. Termination of your employment based on "Retirement" shall mean (x) (A) your involuntary termination that is for Cause or (B) your voluntary termination of employment that is without "Good Reason" (and not within the 30-day period specified in Section 3(L)) and in the case of clause
(A) or (B), as applicable, is in accordance with the minimum age and service requirements for early or normal retirement under the Pension Plan, the Excess Benefit Plan, or the Supplemental Benefits Plan of the Company or (y) your mandatory termination of employment upon reaching age 65 or such other age as shall be set under applicable Company policy as in effect immediately prior to a Change in Control of the Company.

         (iii) CAUSE.  The Company may terminate your employment for Cause.
For purposes of this Agreement only, the Company shall have "Cause" to terminate your employment hereunder only on the basis of (x) your fraud on, or misappropriation or embezzlement of assets of, the Company or (y) your willful and continued failure to substantially perform your duties hereunder (other than any such failure resulting from your incapacity due to physical or mental illness or any such actual or anticipated failure after the issuance of a Notice of Termination, as defined in Section 3(v), by the Executive for Good Reason, as defined in
Section 3(iv)); provided, however, that "Cause" shall occur with respect to clause (y) of this sentence only if such action constituting Cause has not been corrected or cured by you within 30 days after you have received written notice from the Company of the Company's intent to terminate your employment for Cause and specifying in detail the basis for such termination. For purposes of this paragraph, no act, or failure to act, on your part shall be considered "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interest of the Company. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three- quarters of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of conduct set forth in the second sentence of this Section 3(iii) and specifying the particulars thereof in detail.

         (iv) GOOD REASON. You shall be entitled to terminate your employment for Good Reason at any time during the term of this Agreement following a Change in Control. For purposes of this Agreement, "Good Reason" shall exist in the event of the occurrence of any of the following without your express prior written consent:

              (A) any diminution of, or the assignment to you by the Company of duties inconsistent with, your position, duties, responsibilities and status with the Company immediately prior to a Change in Control of the Company, or a change in your titles or offices as in effect immediately prior to a Change in Control of the Company, or any removal of you from, or any failure to reelect you to, any of such positions, except in connection with your termination of employment for Disability, Retirement or Cause or as a result of your death or by you other than for Good Reason;

              (B) a reduction by the Company in your base salary as in effect on the date hereof or as the same may be increased from time to time during the term of this Agreement or the Company's failure to increase (within 12 months of your last increase in base salary) your base salary after a Change in Control of the Company in an amount which at least equals, on a percentage basis, the average percentage increase in base salary for all officers of the Company effected in the preceding 12 months;

              (C) any failure by the Company to continue in effect any benefit plan or arrangement (including, without limitation, the Company's life insurance, post-retirement benefits, and comprehensive medical plan coverage) in which you shall be participating at the time of a Change in Control of the Company (or any other plans providing you with substantially similar benefits) (hereinafter referred to as "Benefit Plans"), or the taking of any action by the Company which would adversely affect your participation in or materially reduce your benefits under any such Benefit Plan or deprive you of any material fringe benefit enjoyed by you at the time of a Change in Control of the Company;


              (D) any failure by the Company to continue in effect, or continue payments under, any incentive plan or arrangement (including, without limitation, the Company's Profit Sharing Plan or any other plans or arrangements providing you with substantially similar benefits (hereinafter referred to as "Incentive Plans"), in which you shall be participating at the time of a Change in Control of the Company or the taking of any action by the Company which would adversely affect your participation in any such Incentive Plans or reduce your benefits under any such Incentive Plans;

              (E) any failure by the Company to continue in effect any plan or arrangement to receive securities of the Company (including, without limitation, the Company's 1998 Stock Incentive Plan) or any other plan or arrangement to receive and exercise stock options, stock appreciation rights, restricted stock or grants thereof in which you shall be participating at the time of a Change in Control of the Company or plans or arrangements providing you with substantially similar benefits (hereinafter referred to as "Securities Plans") or the taking of any action by the Company which would adversely affect your participation in or materially reduce your benefits under any such Securities Plans;

              (F) a relocation of the Company's principal executive offices to a location outside of Bethlehem, Pennsylvania or relocation of your primary workplace to any place other than the location at which you performed your duties immediately prior to a Change in Control of the Company;

              (G) a substantial increase in business travel obligations over such obligations as they shall have existed at the time of a Change in Control of the Company;

              (H) any failure by the Company to provide you with the number of paid vacation days to which you shall have been entitled at the time of a Change in Control of the Company;

              (I) any material breach by the Company of any provision of this Agreement;


              (J) any failure by the Company to obtain the satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated by Section 8 hereof;

              (K) any purported termination of your employment which shall not be effected pursuant to a Notice of Termination satisfying the requirements of
Section 3(v), and for purposes of this Agreement, no such purported termination shall be effective. Your right to terminate your employment pursuant to this subsection shall not be affected by your incapacity due to physical or mental illness; and

              (L) your termination, for any reason, within the 30-day period following the first anniversary of a Change in Control.

         (v) NOTICE OF TERMINATION. Any purported termination by the Company or by you shall be communicated by written Notice of Termination to the other party hereto in accordance with Section 9 hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon.

         (vi) DATE OF TERMINATION: DISPUTE CONCERNING TERMINATION. "Date of Termination" shall mean (a) if your employment shall be terminated for Disability, thirty (30) days after Notice of Termination shall be given (provided that you shall not have returned to the performance of your duties on a full-time basis during such thirty (30) day period), and (b) if your employment shall be terminated by the Company for Cause, by you for Good Reason or for any other reason, the date specified in the Notice of Termination (which, in the case of a termination pursuant by the Company for Cause shall not be less than thirty (30) days, and in the case of a termination by you for Good Reason shall not be more than sixty (60) days, respectively, from the date such Notice of Termination shall be given); provided that if within thirty (30) days after any Notice of Termination shall be given the party receiving such Notice of Termination shall notify the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute shall be finally determined, either by mutual written agreement of the parties or by a binding arbitration award referred to in Section 14; and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice shall be given in good faith and the party giving such notice shall pursue the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Company shall continue to pay you your full compensation in effect when the notice giving rise to the dispute shall have been given (including, but not limited to, base salary) and continue you as a participant in all compensation, benefit and insurance plans in which you shall have been participating when the notice giving rise to the dispute shall have been given, until the dispute shall be finally resolved in accordance with this Section. Amounts paid under this Section shall be in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement. In addition, for purposes of determining whether any Qualifying Termination has occurred the date a notice is given pursuant to this Section shall be deemed the date on which your terminated.

    4.  COMPENSATION UPON TERMINATION.

         (a) SALARY AND OTHER COMPENSATION OR BENEFITS. If your employment shall be terminated for any reason following a Change in Control of the Company and during the term of this Agreement, the Company shall pay your full salary to you through the Date of Termination at the rate in effect at the time the Notice of Termination is given, together with all compensation and benefits to which you are entitled through the Date of Termination under the terms of any compensation or benefit plan, program or arrangement maintained by the Company during such period.

    (b) DISABILITY. During any period that you shall fail to perform your duties hereunder as a result of incapacity due to physical or mental illness, you shall continue to receive your full base salary at the rate then in effect and all compensation, including payments under the Profit Sharing Plan, paid during the period, until your employment shall be terminated pursuant to
Section 3(i) hereof. Thereafter, your benefits shall be determined in accordance with the insurance and other benefit programs then applicable to you.

    (c) CAUSE; VOLUNTARY TERMINATION OF EMPLOYMENT WITHOUT GOOD REASON. If your employment shall be terminated for Cause or you voluntary terminate employment without Good Reason, the Company shall pay you only your full base salary through the Date of Termination at the rate in effect at the time Notice of Termination shall be given, together with other compensation and benefits to which you are entitled under the terms of any benefit plan, program or arrangement maintained by the Company and applicable to you, and the Company shall have no further obligations to you under this Agreement.

    (d) Severance Pay Benefits. Subject to Section 3 hereof, if your employment shall be terminated in a Qualifying Termination, then you shall be entitled to the severance pay benefits provided below;

              (A) In lieu of any further salary payments to you for periods subsequent to the Date of Termination and other severance benefits, the Company shall pay to you a lump sum severance payment, in an amount equal to three or, if less, the number of years, including fractional portions thereof, from the Date of Termination until you reach the age of 65 years, times the sum of (i) the higher of your annual base salary in effect immediately prior to the occurrence of the event or circumstance upon which the Notice of Termination is based or such salary in effect immediately prior to the Change in Control of the Company, and (ii) the higher of (x) the average of the highest three awards made to you pursuant to the Company's annual incentive plan in respect of each of the five measuring periods completed immediately prior to the occurrence of the event or circumstance upon which the Notice of Termination is based or (y) such average in respect of such periods completed immediately prior to the occurrence of the Change in Control of the Company; provided, however, that if fewer than three such awards have been made to you, the averages described in subclauses (x) and (y) of this clause (ii) shall be based solely on awards which were actually made to you; and provided, further, that the reference to age 65 above shall be extended to a later age if
(1) the Company shall extend its current age-65 mandatory retirement policy for executive employees to a later age, in which case the reference age shall be deemed to be such later age, or (2) you are asked by the Company to continue your employment beyond age 65 to a specified date, in which case the reference age shall be deemed to be the age you would attain if you, in fact, continue employment to such date, or if no date is specified, the reference age shall be deemed to be your age three years from the Date of Termination .


              (B) Notwithstanding any provision of the Excess Benefit Plan or the Supplemental Benefits Plan of Bethlehem Steel Corporation and Subsidiary Companies of the Company to the contrary, the Company shall pay to you the benefits to which you are eligible under such plans as of the date your employment is terminated as a Lump Sum Payment (as that term is defined in such plans). The amount of such Lump Sum Payment shall be determined using the actuarial assumptions applicable in determining an "Actuarial Equivalent" benefit in accordance with the provisions of paragraph 1.1(b)(i) of the Pension Plan of Bethlehem Steel Corporation and Subsidiary Companies - Steel Division as in effect on the date hereof.

              (C) The Company shall also pay to you all legal fees and expenses incurred by you as a result of such Qualifying Termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement). Such payments shall be made within five (5) business days after delivery of your written request for payment accompanied with such evidence of fees and expenses incurred as the Company may reasonably require.


              (D) The payments provided for in this Section 4(d) (other than Section 4(d)(C)) hereof shall be made not later than the fifth day following the Date of Termination; provided, however, that, if the amounts of such payments cannot be finally determined on or before such day, the Company shall pay to you on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments to which you are clearly entitled and shall pay the remainder of such payments (together with interest at the rate provided in Section 1274(b)(2)(B) of the Internal Revenue Code of 1986, as amended (the "Code")) as soon as the amount thereof can be determined but in no event later than the thirtieth (30th) day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to you, payable on the fifth (5th) business day after demand by the Company (together with interest at the rate provided in Section 1274(b)(2)(B) of the Code). At the time that payments are made under this Section, the Company shall provide you with a written statement setting forth the manner in which such payments were calculated and the basis for such calculations including, without limitation, any opinions or other advice the Company has received from outside counsel, auditors or consultants (and any such opinions or advice which are in writing shall be attached to the statement).

    (e) Insurance Benefits. Subject to Section 3 hereof, if your employment shall be terminated in a Qualifying Termination, then for 36 months following such termination the Company shall maintain, in full force and effect for your continued benefit, all life, disability and accident insurance or comprehensive medical plan coverage or arrangements in which you shall have been participating immediately prior to the Date of Termination, provided your continued participation (or to the extent that a particular type of coverage) shall be possible under the general terms and provisions of such plans and arrangements, on the same cost-sharing basis that applied to you immediately prior to your Date of Termination. In the event your participation (or a particular type of coverage) under any such plan or arrangement shall be barred, the Company shall arrange to provide you with benefits, at substantially the same after-tax cost to you, which shall be substantially similar to those which you shall be entitled to receive under such plans and arrangements. This Section 4(e) shall only be applicable to the extent that you are not otherwise eligible for coverage for the benefits described as a result of your Retirement. Benefits otherwise receivable by you pursuant to this Section 4(e) shall be reduced to the extent comparable benefits are actually received by or made available to you without cost during the thirty-six (36) month period following your termination of employment (and any such benefits actually received by you shall be reported to the Company by you).

    (f) DEATH AND RETIREMENT BENEFITS. In the event of your death or Retirement, the Company shall have no further obligations to you under this Agreement, but you shall be entitled to receive retirement benefits under the Company's Pension Plan, Excess Benefit Plan, or Supplemental Benefits Plan, life insurance, post-retirement benefits, comprehensive medical plan coverage, and such other benefits as may be applicable to you.

    (g) MITIGATION. You shall not be required to mitigate the amount of any payment provided for in Sections 4(c), (d) and (e) by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Section 4 be reduced by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise. Benefits otherwise receivable by you pursuant to Section 4(e) shall be reduced to the extent comparable benefits shall actually be received by you during the period Section 4(e) shall be applicable, and any such benefits actually received by you shall be reported to the Company.

    5. EXCISE TAXES. The following provisions shall apply with respect to any excise tax imposed under Section 4999 of the Code (the "Excise Tax"):

              (A) Whether or not you become entitled to any of the payments described in Section 4(d), if any of the payments or benefits received or to be received by

                                      19
you in connection with a Change in Control of the Company or your termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any person whose actions result in a Change in Control of the Company or any person affiliated with the Company or such person (the "Total Payments")) will be subject to the Excise Tax, the Company shall pay to you an additional amount (the "Gross-Up Payment") such that the net amount retained by you, after deduction of any Excise Tax on the Total Payments and any federal, state and local income and employment tax and Excise Tax upon the payment provided for by this Section 5, shall be equal to the Total Payments. Such payment shall be made in the manner described in
Section 4(d)(E) hereof.


              (B) For purposes of determining whether any of the Total Payments will be subject to the Excise Tax and the amount of such Excise Tax, (i) any Total Payments shall be treated as "parachute payments" (within the meaning of Section 280G(b)(2) of the Code) unless, in the opinion of tax counsel selected by the Company's independent auditors and reasonably acceptable to you, such payments or benefits (in whole or in part) do not constitute parachute payments, including by reason of Section 280G(b)(4)(A) of the Code, and all "excess parachute payments" (within the meaning of Section 280G(b)(1) of the Code) shall be treated as subject to the Excise Tax unless, in the opinion of such tax counsel, such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered (within the meaning of Section 280G(b)(4)(B) of the Code), or are otherwise not subject to the Excise Tax, and (ii) the value of any noncash benefits or any deferred payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code. For purposes of determining the amount of the Gross-Up Payment, you shall be deemed to pay federal income and employment taxes at the highest marginal rate of federal income and employment taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income and employment taxes at the highest marginal rate of taxation in the state and locality of your residence on the Date of Termination (or such other time as is hereinafter described), net of the maximum reduction in federal income or employment taxes which could be obtained from deduction of such state and local taxes.


              (C) In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time of termination of your employment (or such other time as is hereinafter described), you shall repay to the Company, at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus that portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income tax imposed on the Gross-Up Payment being repaid by you to the extent that such repayment results in a reduction in Excise Tax or a federal, state or local income or employment tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time of the termination of your employment (or such other time as is hereinafter described) (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess (plus any interest, penalties or additions payable by you with respect to such excess) at the time that the amount of such excess is finally determined. You and the Company shall each reasonably cooperate with the other in connection with any administrative or judicial proceedings concerning the existence or amount of liability for Excise Tax with respect to the Total Payments.



    6. Letter of Credit Preceding Termination/Grantor Trust. In the event a Potential Change in Control of the Company (as hereinafter defined) shall have occurred, the Company shall promptly (and in no event more than fourteen days thereafter) establish an irrevocable letter of credit (the "Letter of Credit") in your favor in an amount equal to the aggregate of the amounts which would be payable to you pursuant to Section 4 hereof as if you were immediately entitled to payment pursuant thereto plus $100,000, such Letter of Credit to be issued by a commercial bank which shall be a national banking association or established under the laws of one of the states of the United States, and which shall have equity in excess of $ 100 million (the "Bank"). The Letter of Credit shall be in form and substance reasonably satisfactory to you and the Company and shall provide that the Bank shall pay you the amount of your draft, at sight, on presentation to the Bank of a statement, signed by (i) you or your authorized representative, setting forth (a) a statement, in the form attached as Exhibit A hereto, that pursuant to any or all of Section 4 of this Agreement, you are entitled to payments of not less than the amount of such draft and have not otherwise received such payments (the "Statement"), and (b) the Date of Termination of your employment and (ii) by the independent agent selected by the Company immediately upon the occurrence of a Potential Change in Control and reasonably acceptable to you (the "Agent"), setting forth a statement that it has reviewed the calculation of the benefits to which you claim you are entitled and that it has confirmed the accuracy of such calculations. With respect to the statement prepared by the Agent pursuant to clause (ii) of the preceding sentence, the Agent shall have no duty to inquire of the Company, or otherwise determine, whether you are entitled to the payments which you claim, but shall merely confirm that, assuming you are so entitled to such benefits, that the calculation thereof has been accurately performed. Each time you shall draw on the Letter of Credit, you shall provide the Company with a copy of such draft and the accompanying statement referred to above. The Company shall maintain the Letter of Credit in effect for a period of two years from the date on which it shall be issued; provided, however, that if during any such two-year period any event shall occur which, pursuant to this Section 6, would have required the Company to establish a Letter of Credit had none then existed, then the Company shall maintain the Letter of Credit in effect for a period of two years following such event unless further extended pursuant to this Section. During the period in which a Letter of Credit is required to be maintained, the Company shall, at six-month intervals commencing with the date the Letter of Credit shall be established, calculate the amount which would be payable to you pursuant to Section 4 hereof as if you were immediately entitled to payment pursuant thereto. If the amount so calculated, plus $100,000, shall exceed the amount available to be drawn upon under the Letter of Credit then in effect, the Company shall promptly (and in no event later than seven days thereafter) cause the amount payable under the Letter of Credit to be increased by the amount of such excess.

    In lieu of obtaining a Letter of Credit, the Company, in its discretion, may establish a grantor trust (the "Grantor Trust"), which shall become irrevocable upon a Change in Control of the Company, for your benefit with a Bank and fund such Grantor Trust with the amount otherwise to be covered by the Letter of Credit as described in the first sentence of the first paragraph of this Section 6. You shall be entitled to payments from the Grantor Trust upon your presentation to the Bank of the Statement.

    The payment by the Bank of the amount of your draft in accordance with the terms hereof and of the Letter of Credit or from the Grantor Trust, whichever is applicable, shall reduce any obligation of the Company to you pursuant to this Agreement by such amount and shalt not constitute a waiver by the Company of, or in any way preclude the Company from asserting, any claim against you that you shall not be entitled to some or all of such payment. In addition, your drawing upon the Letter of Credit shall not constitute a waiver by you, or in any way preclude you from asserting, any claim against the Company that you are entitled to amounts pursuant to this Agreement which were not paid by amounts received under the Letter of Credit.


    7. POTENTIAL CHANGE IN CONTROL. For purposes of this Agreement a "Potential Change in Control of the Company" shall be deemed to have occurred if (a) the Company shall enter into an agreement, the consummation of which would result in the occurrence of a Change in Control of the Company; (b) any person other than the Company shall publicly announce an intention to take or to consider taking actions which if consummated would constitute a Change in Control of the Company; (c) any person other than the Company or a subsidiary of the Company or any employee benefit plan sponsored by the Company or a subsidiary of the Company shall become the beneficial owner (within the meaning of Rule l3d-3 under the Exchange Act) of securities of the Company representing 10% or more of the combined voting power of the Company's then outstanding securities ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, unless more than 50% of those directors of the Company who shall then be non-officer directors shall prior to, or immediately after reaching such 10% beneficial ownership level, vote in favor of a resolution of the Board of Directors determining, or join in a written declaration to the effect, that such beneficial ownership will not constitute a Change in Control of the Company or (d) more than 50% of those directors of the Company who shall then be non-officer directors shall vote in favor of a resolution, or join in a written declaration, to the effect that a Potential Change in Control of the Company for the purposes of this Agreement shall have occurred. You agree that, subject to the terms and conditions of this Agreement, in the event of a Potential Change in Control of the Company, you will at the option of the Company remain in the employ of the Company for a period of six months from the occurrence of the first such Potential Change in Control of the Company.

    8. SUCCESSORS; BINDING AGREEMENT. (a) The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to you, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation from the Company in the same amount and on the same terms as you would be entitled hereunder if you had terminated your employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Company" shall mean the Company as defined herein and any successor to its business and/or assets which executes and delivers the agreement provided for in this Section 8 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

    (b) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee, or if there shall be no such designee, to your estate.

    9. NOTICE. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, as follows:

        If, to you, to:

                (Name)



        If, to the Company, to:

                Secretary
                Bethlehem Steel Corporation
                Martin Tower
                1170 Eighth Avenue
                Bethlehem, Pennsylvania 18016-7699
or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

    10. MISCELLANEOUS. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Pennsylvania (regardless of the law which may be applicable under principles of conflicts of law).

    11. CONFIDENTIALITY. You shall retain in confidence any and all confidential information known to you concerning the Company and its business so long as such information shall not otherwise be publicly disclosed.

    12. VALIDITY. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement which shall remain in full force and effect.

    13. COUNTERPARTS. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.


    14. ARBITRATION. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Bethlehem, Pennsylvania in accordance with the rules of (but not necessarily appointed by) the American Arbitration Association then in effect except as provided herein. Judgment may be entered on the arbitrator's award in any court having jurisdiction, provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement. No such arbitration proceedings shall be commenced or conducted until at least 60 days after the parties, in good faith, shall have attempted to resolve such dispute by mutual agreement; and the parties hereby agree to endeavor in good faith to resolve any dispute by mutual agreement. If mutual agreement cannot be attained, any disputing party, by written notice to the other ("Arbitration Notice") may commence arbitration proceedings. Such arbitration shall be conducted before a panel of three arbitrators, one appointed by each party within 30 days after the date of the Arbitration Notice, and one chosen within 60 days after the date of the

Arbitration Notice by the two arbitrators appointed by the disputing parties. Any Bethlehem, Pennsylvania court of competent jurisdiction shall appoint any arbitrator that has not been appointed within such time periods. Judgment may include costs and attorneys fees and may be entered in any court of competent jurisdiction.

    15. NO GUARANTY OF EMPLOYMENT. Neither this contract nor any action taken hereunder shall be construed as giving you a right to be retained as an employee of the Company. The Company shall be entitled to terminate your employment at any time, subject to providing the severance benefits herein specified in accordance with the terms hereof.

    If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return to the Company the enclosed copy of this letter which will then constitute our agreement on this subject.


                                        Sincerely,

                                        BETHLEHEM STEEL CORPORATION


                                        By
                                           -------------------------

Agreed to this            day
               ----------
of                   , 1998
   ------------------

---------------------------

                                                              Exhibit A



                                   Statement
                                   ---------


         I,                        , hereby affirm that I am the person
            -----------------------
appearing before                      (name of Bank), that my employment with
                 --------------------
Bethlehem Steel Corporation (the "Company") terminated on           (date) and
                                                           ---------
that, as a result of such employment termination, I am entitled to payment of

not less than $           in respect of amounts owed to me by the Company under
               ----------
my severance agreement with the Company dated               , 1998.  I have
                                              --------------
attached a worksheet hereto detailing the calculation of the amount specified in the preceding sentence.


                                        ---------------------------------
                                        Name of Employee


County of
          --------------------
State of
          --------------------

         On                      before me personally came
            -------------------,                           --------------,
to me known to be the individual described herein and who executed the foregoing instrument, and acknowledged that he executed the same.


                                        ---------------------------------
                                        Name of Notary



I,                        , hereby affirm that (i) I am an authorized
   -----------------------
representative of                      (name of Independent Agent), (ii) I have
              --------------------
reviewed the calculations prepared by               attached hereto and
                                      -------------
(iii) such calculations have been accurately prepared.  Neither I nor

                        (name of
-----------------------

Independent Agent) have inquired of Bethlehem Steel Corporation (or its

successor) whether           is entitled to the payments to which he/she
                   ---------

claims or confirmed the date of his/her termination of employment.



                                             -------------------------
                                             Name of Independent Agent





County of
          --------------------
State of
          --------------------


         On                    , before me personally came               , to
            -------------------                            --------------
me known to be the individual described herein and who executed the foregoing instrument, and acknowledged that he executed the same.



                                          ------------------------------
                                          Name of Notary

                                                             EXHIBIT 11
                         BETHLEHEM STEEL CORPORATION
             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

     (dollars in millions and shares in thousands, except per share data)

   THREE MONTHS                                                               NINE MONTHS
ENDED SEPTEMBER 30                                                        ENDED SEPTEMBER 30
------------------                                                        ------------------
  1998       1997         BASIC EARNINGS PER SHARE                          1998       1997
 ------     ------        ------------------------                         ------     ------

  $37.1      $40.6    NET INCOME                                           $143.3     $239.0
                      LESS DIVIDEND REQUIREMENTS:
   (2.5)      (2.5)     $2.50 Preferred Dividend                             (7.5)      (7.5)
   (3.1)      (3.1)     $5.00 Preferred Dividend                             (9.4)      (9.4)
   (4.5)      (4.5)     $3.50 Preferred Dividend                            (13.4)     (13.4)
   (0.2)      (0.3)     5% Preference Dividend                               (0.8)      (0.9)
 -------    -------                                                        -------    -------
  (10.3)     (10.4)      TOTAL PREFERRED AND PREFERENCE DIVIDENDS           (31.2)     (31.3)
 -------    -------                                                        -------    -------
  $26.8      $30.2    NET INCOME APPLICABLE TO COMMON STOCK                 $112.1    $207.7
 =======    =======                                                        =======    =======


 128,909    112,611   AVERAGE SHARES OF COMMON STOCK                       120,322    112,295


  $0.21      $0.27    BASIC EARNINGS PER SHARE                               $0.93      $1.85
 =======    =======                                                        =======    =======

                         DILUTED EARNINGS PER SHARE
                         --------------------------
  $37.1      $40.6    NET INCOME                                           $143.3     $239.0
                      LESS DIVIDEND REQUIREMENTS:
   (2.5)      (2.5)     $2.50 Preferred Dividend                             (7.5)      (7.5)
   (3.1)      (3.1)     $5.00 Preferred Dividend                             (9.4)      (9.4)
   (4.5)      (4.5)     $3.50 Preferred Dividend                            (13.4)        -
    -          -        5% Preference Dividend                                 -          -
 -------    -------                                                        -------    -------
  $27.0      $30.5    NET INCOME APPLICBLE TO COMMON STOCK                 $113.0     $222.1
 =======    =======                                                        =======    =======

                      AVERAGE SHARES OF COMMON STOCK AND
                      OTHER POTENTIALLY DILUTIVE SECURITIES OUTSTANDING:
 128,909    112,611     Common Stock                                      120,322    112,295
     94        164      Stock Options                                         554         55
   *          *         $2.50 Preferred Stock                               *          *
   *          *         $5.00 Preferred Stock                               *          *
   *          *         $3.50 Preferred Stock                               *         12,255
   2,291      2,456     5% Preference Stock                                 2,291      2,456
 -------    -------                                                        -------    -------
 131,294    115,231              TOTAL                                     123,167    127,061
 =======    =======                                                        =======    =======

  $0.21      $0.26    DILUTED EARNINGS PER SHARE                             $0.92      $1.75
 =======    =======                                                        =======    =======


*  ANTIDILUTIVE