Form 10-K405
period 1998-12-31
BETHLEHEM STEEL CORP /DE/
filed 1999-03-24
CIK 11860

                                                                           1998

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

(Mark One)
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of
  1934 For the Fiscal Year Ended December 31, 1998

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

                         Commission file number 1-1941
                          BETHLEHEM STEEL CORPORATION
            (Exact name of registrant as specified in its charter)

              DELAWARE                              24-0526133
      (State of Incorporation)         (I.R.S. Employer Identification No.)

         1170 Eighth Avenue
       BETHLEHEM, PENNSYLVANIA                      18016-7699
   (Address of principal executive                   (Zip Code)
              offices)

      Registrant's telephone number, including area code: (610) 694-2424

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
      -------------------            -----------------------------------------
Common Stock--$1 par value per                New York Stock Exchange
 share                                         Chicago Stock Exchange
Preference Stock Purchase Rights              New York Stock Exchange
                                               Chicago Stock Exchange
Preferred Stock -- $1 par value per
 share
  $5.00 Cumulative Convertible                New York Stock Exchange
  (stated value $50.00 per share)
  $2.50 Cumulative Convertible                New York Stock Exchange
  (stated value $25.00 per share)
8 3/8% Debentures. Due March 1,
 2001                                         New York Stock Exchange
8.45% Debentures. Due March 1, 2005           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes X  No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate Market Value of Voting Stock held by Non-Affiliates: $1,157,741,902

  The amount shown is based on the closing price of Bethlehem Common Stock on the New York Stock Exchange Composite Tape on March 15, 1999. Voting stock held by directors and executive officers of Bethlehem is not included in the computation. However, Bethlehem has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of Shares of Common Stock outstanding as of March 15, 1999: 130,370,007

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Selected portions of the 1998 Annual Report to Stockholders of Bethlehem Steel Corporation are incorporated by reference into Part I and Part II of this Report on Form 10-K.

  Selected portions of the 1999 Proxy Statement of Bethlehem Steel Corporation are incorporated by reference into Part III of this Report on Form 10-K.

                                    PART I

ITEM 1. BUSINESS.

  Bethlehem/1/ manufactures and sells a wide variety of steel mill products and produces and sells coke and iron ore. The following table shows the percentage of net sales by major classes of product:

                                                           1998   1997   1996
                                                           -----  -----  -----
Steel mill products:
 Hot rolled sheets........................................  13.3%  14.9%  14.3%
 Cold rolled sheets.......................................  16.8   17.2   16.2
 Coated sheets............................................  28.6   31.5   32.3
 Tin mill products........................................   6.7    7.4    6.9
 Plates...................................................  22.3   15.2   15.3
 Rail products............................................   4.4    4.3    3.5
 Structural shapes and pilings............................   --     1.3    3.8
 Other steel mill products................................   4.5    3.2    1.6
Other products and services (including raw materials).....   3.4    5.0    6.1
                                                           -----  -----  -----
                                                           100.0% 100.0% 100.0%
                                                           =====  =====  =====

Operations

  Bethlehem produces a wide variety of steel mill products including hot rolled, cold rolled and coated sheets, tin mill products, carbon and alloy plates, rail, specialty blooms, carbon and alloy bars and large-diameter pipe. Bethlehem's operations include the Burns Harbor Division, the Sparrows Point Division, Bethlehem Lukens Plate and Pennsylvania Steel Technologies, Inc. Bethlehem also has iron ore operations (which provide raw materials to Bethlehem's steelmaking facilities or sell such materials to trade customers), railroad and trucking operations (which primarily transport raw materials and semifinished steel products within various Bethlehem operations) and lake shipping operations (which primarily transport raw materials to the Burns Harbor Division). See "ITEM 2. PROPERTIES" of this Report for a description of the facilities of these business units and operations.


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

  The following table shows production information for Bethlehem and for the domestic steel industry. The information regarding the domestic steel industry is based on data from the American Iron and Steel Institute ("AISI"):

                                                            1998   1997   1996
                                                            -----  -----  -----
   Domestic steel industry raw steel production
    capability (million of net tons)....................... 125.3  121.4  116.0
   Domestic steel industry raw steel production
    (million of net tons).................................. 107.6* 108.6  105.3
   Domestic steel industry average raw steel
    utilization rate.......................................    86%    89%    91%
   Bethlehem's raw steel production
    capability (million of net tons).......................  10.9   10.5   10.5
   Bethlehem's raw steel production
    (million of net tons)..................................  10.2    9.6    9.4
   Bethlehem's average raw steel utilization rate..........    93%    91%    90%
   Bethlehem's production as a percent of the
    domestic steel industry................................   9.5%   8.9%   9.1%

--------
* Preliminary

  Of Bethlehem's 1998 raw steel production, 88 percent was produced by basic oxygen furnaces and 12 percent by electric furnaces.

  Bethlehem's operations are subject to planned and unplanned outages due to required maintenance, equipment malfunctions, work stoppages, various hazards (including explosions, fires and severe weather conditions) and the availability of raw materials, supplies, utilities and other items needed for the production of steel. These outages could result in reduced production and increased costs.

Markets

  The following table shows the percentage of the total net tons of steel mill products shipped by Bethlehem to each of its principal markets, including shipments to its own manufacturing operations:

                                                            1998   1997   1996
                                                            -----  -----  -----
   Service Centers, Processors and
    Converters (including semifinished)....................  46.9%  46.9%  45.2%
   Transportation (including automotive)...................  23.0   24.9   26.0
   Construction............................................  12.1   11.0   12.6
   Containers..............................................   5.2    5.8    5.2
   Machinery...............................................   4.9    4.7    5.1
   Other...................................................   7.9    6.7    5.9
                                                            -----  -----  -----
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

  Bethlehem distributes steel products principally through its own sales organization, which has sales offices at various locations in the United States and Mexico, and through foreign sales agents. In addition to selling to customers who consume steel products directly, Bethlehem sells steel products to steel service centers, distributors, processors and converters. Export sales were 4 percent of total sales in 1998, 2 percent in 1997 and 3 percent in 1996.

  Trade orders on hand were about $900 million at December 31, 1998, and $1.2 billion at December 31, 1997. Substantially all of the orders on hand at December 31, 1998, are expected to be filled in 1999.

Steel Price Sensitivity

  Bethlehem's financial results are significantly affected by relatively small (on a percentage basis) variations in the realized prices for its products. For example, Bethlehem shipped 8.7 million net tons of steel products and recorded net sales of $4.5 billion during 1998, implying an average realized price per ton of about $516. A one percent increase or decrease in this implied average realized price during 1998 would, on a pro forma basis, have resulted in an increase or decrease in net sales and pre-tax income of about $45 million. Competitive pressures in the steel industry are severe. These pressures could limit Bethlehem's ability to obtain price increases or could lead to a decline in prices, which could have a material adverse effect upon Bethlehem.

Competition

  The domestic steel industry is highly competitive. This competition affects the prices that Bethlehem can charge for its products, the utilization of its production facilities, its ability to sell higher value products and ultimately its profitability.

  Capacity. There is excess world capacity for many of the products produced by Bethlehem. Moreover, some foreign steel producers are owned, controlled or subsidized by foreign governments. Decisions by these foreign producers to continue marginal facilities may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. In addition, overcapacity has been perpetuated by the continued operation, modernization and upgrading of marginal domestic facilities through bankruptcy reorganization proceedings and by the sale of marginal domestic facilities to new owners, which operate such facilities with a lower cost structure. Over the next several years, construction of additional flat rolled production facilities could result in increased domestic capability of 6 million tons over 1998 levels.

  Electric Furnace Producers. Domestic integrated producers, such as Bethlehem, have lost market share in recent years to domestic electric furnace producers. These companies are relatively efficient, low-cost producers that make steel from scrap in electric furnaces (which are less expensive to build than integrated facilities), have lower employment and environmental costs per ton shipped and target regional markets. Through the use of various higher quality raw materials and thin slab casting technology, electric furnace producers are increasingly able to compete directly with producers of higher value products, including cold rolled and coated sheets.

  Imports. Domestic steel producers also face significant competition from foreign producers and have been, and may continue to be, adversely affected by unfairly traded imports. In certain cases, foreign producers may be pricing their products below their production costs. Imports of finished steel products accounted for about 26 percent of the domestic market in 1998, 18 percent in 1997 and 17 percent in 1996.

  The following table, which is based on data reported by the AISI, shows the percentage of the domestic apparent consumption of steel mill products supplied by imports for various classes of products.

                                                                 1998* 1997  1996
                                                                 ----- ----  ----
   Rail.........................................................   31%  26%   26%
   Plates.......................................................   29   21    26
   Tin mill products............................................   16   15    14
   Hot rolled and cold rolled sheets............................   31   22    19
   Coated sheets................................................   10   11    10
   All products**...............................................   30   24    23

--------
*Preliminary
** Excludes steel imported in the form of manufactured goods, such as automobiles, but includes semifinished steel.

  Excluding semifinished steel, imports of steel mill products were about 34.6 million tons in 1998, 24.8 million tons in 1997 and 21.6 million tons in 1996.

  Antidumping and countervailing duty orders covering imports of corrosion-resistant sheet from six countries, cold rolled sheet from three countries and plates from 11 countries, which resulted from unfair trade cases filed by Bethlehem and 11 other companies in 1992, remain in place. Suspension agreements are also in place limiting the volume of cut-to-length plate from Russia, the Ukraine and the People's Republic of China and setting a price floor for South Africa for a five-year period from 1998. In February 1999, the Commerce Department announced substantial preliminary antidumping margins covering hot rolled sheet from Japan, Brazil and Russia and also announced its intention to enter into (i) a suspension agreement limiting the volume of hot rolled sheet from Russia for five years, and (ii) a comprehensive agreement to limit the volume of other steel products from Russia to essentially 1997 levels. Also in February 1999, Bethlehem and four other producers filed new antidumping and countervailing duty petitions covering cut-to-length plate from Japan, Korea, India, Indonesia, France, Italy, the Czech Republic and Macedonia.

  For further information on trade-related matters, see "International Steel Trade" under the "Chairman's Letter" in Bethlehem's 1998 Annual Report to Stockholders.

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

Capital Expenditures

  Capital expenditures were $328 million in 1998 (excluding the acquisition of Lukens Inc.) compared with $228 million in 1997 and $259 million in 1996. Capital expenditures for 1999 are currently estimated to be about $450 million. During 1998, Bethlehem started construction of Sparrows Point's new continuous cold rolling mill complex. This $300 million complex, which is scheduled to begin production early in 2000, is expected to lower costs, improve quality and enhance capabilities.

  About $256 million of capital expenditures were authorized in 1998. At December 31, 1998, the estimated cost of completing authorized capital expenditures was about $640 million compared with $750 million at December 31, 1997. Bethlehem expects to complete these authorized capital expenditures during 1999 to 2001.

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

Environment

  Bethlehem is subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and solid and hazardous waste disposal. During the five years ended December 31, 1998, Bethlehem spent about $136 million for environmental control equipment. Expenditures for new environmental control equipment totaled about $13 million in 1998, $15 million in 1997 and $29 million in 1996. The costs incurred in 1998 to operate and maintain existing environmental control equipment were about $114 million (excluding interest costs but including depreciation charges of $14 million) compared with $112 million in 1997 and $115 million in 1996. In addition, Bethlehem has been required to pay various fines and penalties relating to violations or alleged violations of laws and regulations in the environmental control area. Bethlehem paid about $910,000 in 1998, $830,000 in 1997 and $160,000 in 1996 for such fines and penalties.

  Under the Clean Air Act, as amended, coke-making facilities will have to meet progressively more stringent standards over the next 25 years. Bethlehem currently operates coke-making facilities in Burns Harbor, Indiana and Lackawanna, New York. Operations at the Coke Division in Bethlehem, Pennsylvania were discontinued in March, 1998. Bethlehem will continue to evaluate the impact of future emission control regulations on its Burns Harbor and Lackawanna operations but believes that these operations will be able to comply.

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

  Bethlehem cannot predict the future specific environmental control requirements. Based on existing and anticipated regulations under current legislation, Bethlehem estimates that capital expenditures for new environmental control equipment will average about $10 million per year over the next two years. However, estimates of future capital expenditures and operating costs required for environmental compliance are subject to numerous uncertainties, including the evolving nature of regulations, possible imposition of more stringent requirements, availability of new technologies and the timing of expenditures.

  Under the Resource Conservation and Recovery Act, as amended ("RCRA"), the owners of certain facilities that managed hazardous waste after 1980 are required to investigate and, if appropriate, remediate certain historic environmental contamination found at the facility. All of Bethlehem's major facilities may be subject to this "Corrective Action Program", and Bethlehem has implemented or is currently implementing this program at its facilities located in Steelton, Pennsylvania; Lackawanna, New York; Burns Harbor, Indiana; and Sparrows Point, Maryland. At Steelton, Bethlehem completed a RCRA Facility Investigation ("RFI"), a Corrective Measures Study ("CMS") and a remediation program approved by the United States Environmental Protection Agency (the "EPA") and completed the remediation in 1994. At Lackawanna, Bethlehem is conducting an RFI which is expected to be completed later this year. At Burns Harbor, Bethlehem is conducting an RFI in accordance with an EPA approved work plan that will require several years to complete. At Sparrows Point, Bethlehem, the EPA and the Maryland Department of the Environment have agreed to a phased RFI as part of a comprehensive multimedia pollution prevention agreement which was entered by the U. S. District Court for Maryland on October 8, 1997. The potential costs for possible remediation activities, if any, at Lackawanna, Burns Harbor and Sparrows Point and the timeframe for implementation of these activities cannot be reasonably estimated until the RFIs, and possibly the CMSs, have been completed and approved.

  At its former plant in Bethlehem, Pennsylvania, Bethlehem is conducting remedial investigations pursuant to the Pennsylvania Land Recycling ("Brownfields") Program in conjunction with comprehensive redevelopment plans. These investigations are being performed with input and oversight from both the Pennsylvania Department of Environmental Protection and the EPA Region III corrective action staff to ensure that the actions taken are acceptable to both state and federal regulatory authorities.

  Bethlehem does not believe that the operations it acquired as part of the Lukens merger in 1998 are subject to the RCRA Corrective Action Program and, therefore, any remediation associated with those facilities will be addressed as appropriate in the ongoing course of business. Bethlehem may have some residual liability for remediation associated with historic Lukens facilities or those that have been sold or shut down since the merger, but any such liabilities are not anticipated to be material. For example, the electric arc furnace flue dust disposal site at the Coatesville, Pennsylvania, facility that was discussed by Lukens in its 1997 Form 10-K is continuing to be investigated by Bethlehem for remediation pursuant to the Pennsylvania Brownfields program. Bethlehem does not have any information at this time suggesting that the $3 million liability that had been recognized by Lukens for that site is not appropriate.

  Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA", also known as "Superfund"), the EPA can impose liability for site remediation on generators and transporters of waste, as well as past and present owners and operators of the sites where the waste was disposed of, regardless of fault or the legality of the disposal activities. Bethlehem is actively involved at 26 sites where it has been advised that it may be considered a potentially responsible party under CERCLA or corresponding State Superfund legislation. Based on its experience regarding site remediation and its knowledge of and extent of involvement in such sites, Bethlehem expects that its share of the costs for remediation of these sites will not be material.

  In its 1997 Form 10-K, Lukens discussed two CERCLA sites in which it was involved. Subsequent to that discussion, the Helen Kramer site settlement was consummated and Lukens paid its settlement amount of approximately $5.6 million before the merger of Bethlehem and Lukens. With regard to the Douglassville site, Lukens and Bethlehem were identified as separate de-minimis potentially responsible parties and are signatories to a consent decree which has been lodged with, but not yet entered by, the U.S. District Court for the Eastern District of Pennsylvania. Within 60 days following entry of the consent decree, payment of approximately $204,000 on behalf of Lukens and $125,000 on behalf of Bethlehem will be made in full resolution of those liabilities.

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

Purchased Materials and Services

  Bethlehem purchases about $3 billion per year of raw materials, energy, equipment, goods and services from commercial sources in about 40 countries. Bethlehem's profitability could be affected by difficulties in obtaining these items and the prices paid for them. These difficulties could include such things as labor strikes, political instability and natural disasters. Bethlehem made significant progress in 1998 through its Strategic Sourcing initiatives and expects further progress in 1999. See "ITEM 2. PROPERTIES -- Raw Material Properties and Interests" of this Report for a further description of the sources of raw materials essential to Bethlehem's steelmaking business.

Technology

  Research and Development. Bethlehem performs research to improve existing products, develop new products and make operating processes more efficient. During 1998, 1997 and 1996, Bethlehem spent about $23 million, $22 million and $25 million, respectively, for research and development. Bethlehem owns a number of U.S. and foreign patents that relate to a wide variety of products and processes, has pending patent applications and is licensed under a number of patents. During 1998, 11 U.S. patents covering a variety of new developments were awarded to Bethlehem. However, Bethlehem believes that no single patent or license or group of patents or licenses is of material importance to its overall business. Bethlehem also owns registered trademarks for certain of its products and service marks for certain of its services which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.

  Year 2000 Computer Issue. Problems created by the once common programming practice of storing date information using only the last two digits to indicate the year will impact all businesses and government organizations as we approach the year 2000. The scope of Bethlehem's Year 2000 Program includes both information technology and non-information technology systems, such as business and manufacturing computer systems, personal computers, technical infrastructure and facilities as well as the Year 2000 readiness of key suppliers, agents, service providers and customers.

  Bethlehem has been actively working on resolving its Year 2000 problem for over four years. The effort was initiated with a pilot project in late 1994 during which 5 percent of Bethlehem's business applications were converted to be Year 2000 compliant. The pilot project allowed Bethlehem to develop a methodology for solving its Year 2000 problem as well as a structure for effective management and timely correction of the problem within its systems. The major elements of the program are inventory, risk assessment, remediation, testing and contingency planning.

  In late 1997, Bethlehem conducted a 45-day test of the operability and inter-operability of all converted business applications for Business Unit and Corporate systems as well as all operating system software in a full simulation of the Year 2000. Bethlehem reset the system clock for various dates and tested the processing of date information before and after December 31, 1999, as well as the processing of the Year 2000 as a leap year. This test was completed successfully and validated Bethlehem's processes and methods for addressing its Year 2000 problem. Two additional full-scale tests were conducted in December 1998 and January 1999 to test applications not evaluated during the 1997 test and the main frame applications acquired in Bethlehem's merger with Lukens. The results of these additional tests were positive and reinforced the approach for addressing the Year 2000 problem.

  Bethlehem has completed the inventory and risk assessment for Year 2000 components in all areas of its business. The risk assessment showed that less than 15 percent of Bethlehem's computer components needed to be fixed or replaced. Remediation and testing of business systems and technical infrastructure are complete except for a few planned replacement systems and upgrades. For manufacturing and environmental (e.g., HVAC, security, etc.) operations, Bethlehem has completed or scheduled all remediation activities. A few replacement systems are planned. In the end-user computing area, Bethlehem has installed hardware patches and standard software upgrades to most systems where necessary. Bethlehem is currently focusing on other personal computer software and user-written applications, spreadsheets and other end-user files. Bethlehem is over 95 percent complete with the entire remediation effort. Remaining remediation and testing will continue throughout the first half of 1999.

  Bethlehem continues to evaluate the readiness of its key suppliers and customers. Starting in April 1998, Bethlehem surveyed key suppliers, outside processors, warehousers and electronic data interchange trading partners. To date, responses have been received from 650 suppliers. Bethlehem has sent follow-up letters asking those suppliers who indicated compliance by the end of 1998 (54 percent) to confirm their compliance. Additionally, Bethlehem has received correspondence from over 500 key customers regarding their Year 2000 readiness and it will continue to review their readiness during the next two quarters.

  During 1999, Bethlehem will continue to develop Year 2000 contingency plans for all areas of its business. Bethlehem's contingency plans will address both internal (staffing, computer systems and inventory) and external (suppliers, service providers, agents and customers) risks. Bethlehem's strategies for eliminating internal risk include the development of staffing plans for the Year 2000 roll-over, backup and/or alternate procedures and inventory levels based on anticipated customer and supplier assessments. One of Bethlehem's strategies for reducing external risk is to develop alternate plans for significant areas of its business where a vendor may not be Year 2000 compliant. Bethlehem's target is to develop, during the first half of 1999, contingency plans for critical business processes.

  The costs associated with Bethlehem's Year 2000 Program continue to be at planned levels. The total estimated incremental cost of this activity is approximately $7 million. The cost will continue to be charged to normal operating expenses. Bethlehem does not expect to incur any extraordinary charges associated with the effort and no major information service projects have been deferred because of its Year 2000 Program.

  Bethlehem believes that it is taking all reasonable steps to ensure Year 2000 readiness. Bethlehem's ability to meet its projected goals depends, to an extent, on the Year 2000 readiness of its key suppliers and customers, the completion of its final remediation and testing efforts and the successful development and implementation of contingency plans. These and other unanticipated Year 2000 issues could have a material adverse effect on Bethlehem's results of operations or financial condition.

Employment

  At the end of 1998, Bethlehem had about 17,000 employees, three-quarters of whom are covered by agreements with the United Steelworkers of America ("USWA"). Two agreements covering most of Bethlehem's USWA represented employees expire in 1999. A strike or work stoppage could impact Bethlehem's ability to operate if it is unable to negotiate new agreements with its represented employees when the existing agreements expire. Also, Bethlehem's profitability could be adversely affected if increased costs associated with any future contract are not recoverable through productivity improvements or price increases.

  For further information on Bethlehem's employment-related matters, see "Employment" under "Financial Review and Operating Analysis" in Bethlehem's 1998 Annual Report to Stockholders.

Employee Postretirement Obligations

  At December 31, 1998, Bethlehem had recorded a liability of $415 million for pensions. For further discussion of Bethlehem's pension funding and obligations, see "Liquidity and Capital Structure" under "Financial Review and Operating Analysis" in Bethlehem's 1998 Annual Report to Stockholders.

  Bethlehem provides health care and life insurance benefits to most retirees and their dependents. Most of these future benefits have not been funded and, therefore, Bethlehem has substantial financial obligations on its balance sheet. At December 31, 1998, Bethlehem had recorded a liability of $1,790 million for postretirement benefits other than pensions. To the extent competitors do not have similar obligations, Bethlehem could be placed at a competitive disadvantage. Also, increases in health care costs could adversely affect Bethlehem's profitability.

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

  Merger with Lukens Inc. Bethlehem acquired Lukens Inc. in a merger transaction which closed during the second quarter of 1998. For further information regarding the merger, see "Financial Review and Operating Analysis" in Bethlehem's 1998 Annual Report to Stockholders.

Businesses Exited

  In recent years, Bethlehem has shut down or sold several facilities and operations. Since 1996, Bethlehem recorded net charges of $365 million in connection with these actions. During the fourth quarter of 1998, Bethlehem closed Sparrows Point's 160-inch plate mill and increased the output at existing underutilized facilities at Burns Harbor, Coatesville and Conshohocken. Bethlehem recorded a charge of $35 million ($29 million after-tax) during the second quarter of 1998 to write off the book value of equipment to be dismantled and to recognize employee benefit related costs. Bethlehem also sold certain stainless assets to Allegheny Teledyne Incorporated and announced the closing of the former Lukens operations in Massillon, Ohio, and Washington, Pennsylvania. During the first quarter of 1999, Bethlehem sold Washington Specialty Metals Corporation, Lukens' former distribution business, to Ryerson Tull for $70 million.

  If it becomes necessary for Bethlehem to exit or reduce employment at additional businesses and operations in the future, it could incur substantial additional charges in the process. The charges for employees terminated as a result of facility shutdowns or sales vary depending upon the demographics of the workforce but could be $100,000 per employee. The recording of these charges could have a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities, decrease in stockholders' equity and possible increases in required contributions to the pension fund and retiree health care payments. Except as discussed above or previously announced, Bethlehem does not currently anticipate any additional facility shutdowns or other reasons why active Bethlehem employees might be terminated.

Capital Structure

  Bethlehem's capital structure is highly leveraged. Although Bethlehem believes it has sufficient access to funds for the operation of its business, its existing obligations and below investment grade credit ratings may limit its ability to raise capital at reasonable cost and terms in the future.

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

  . intense competition due to world steel overcapacity, new domestic capacity over the next several years, low-cost electric furnace facilities, imports (especially unfairly traded imports) and substitute materials;

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

  .  the effect of possible future closure or exit of businesses;

  .  Bethlehem's highly leveraged capital structure;

  . the effect of Bethlehem's customers and suppliers not becoming Year 2000 compliant in a timely manner, the effect of Bethlehem not completing its final remediation and testing efforts and the effect of Bethlehem not successfully developing and implementing contingency plans; and

  . the effect of existing and possible future lawsuits filed against Bethlehem.

  "ITEM 1. BUSINESS" and "ITEM 3. LEGAL PROCEEDINGS" of this Report discuss these factors in more detail and are incorporated by reference into this section. Bethlehem does not undertake to update any forward-looking statements that may be made from time to time by Bethlehem or its representatives.

ITEM 2. PROPERTIES.

Burns Harbor Division

  Location: In Indiana, on Lake Michigan, about 50 miles southeast of Chicago, Illinois.

  Principal products and markets: Hot rolled sheet, cold rolled sheet and corrosion-resistant coated sheet, coke and semifinished steel to Bethlehem Lukens Plate. Its principal markets include automotive, service centers, construction, machinery and appliance.

  Principal facilities: A sintering plant, a coke oven battery (Burns Harbor operates a second coke oven battery for the battery's owner), two blast furnaces, including coal injection facilities, three basic oxygen furnaces with a combined annual raw steel production capability of about 5.6 million tons, a vacuum degassing facility, two continuous slab casters with a combined annual production capability of about 4.0 million tons, an 80-inch hot-strip mill, two continuous pickling lines, an 80-inch five-stand cold reducing mill, sheet finishing mills, a continuous heat treating line, batch annealing facilities and a 72-inch hot-dip galvanizing line. Burns Harbor operates a cold reducing mill, a continuous pickling line, a galvanizing line and two coke oven batteries in Lackawanna, New York.

  Burns Harbor continuously casts about 80 percent of its total production volume, with the remaining 20 percent being ingot cast. Ingot cast slabs are used primarily by Bethlehem Lukens Plate to make steel plates. Burns Harbor's utilization of raw steel production capability was 94 percent during 1998.

Sparrows Point Division

  Location: On the Chesapeake Bay, near Baltimore, Maryland.

  Principal products and markets: Hot rolled, cold rolled, hot-dip galvanized and Galvalume(R) sheet, tin mill products and semifinished steel to Bethlehem Lukens Plate. Its principal markets include construction, containers and service centers.

  Principal facilities: A sintering plant, a large blast furnace, two basic oxygen furnaces with an annual raw steel production capability of about 3.7 million tons, a two-strand continuous slab caster, a 68-inch hot-strip mill, three continuous pickling lines, three cold reducing mills (66-inch, 56-inch and 48-inch), continuous and batch annealing facilities, two galvanizing lines, a Galvalume(R) line, a 48-inch hot-dip galvanizing/Galvalume(R) line and tin mill facilities that include tin and chrome plating lines.

  Sparrows Point continuously casts essentially 100 percent of its total production volume. Sparrows Point's utilization of raw steel production capability was 99 percent during 1998.

Pennsylvania Steel Technologies, Inc. ("PST")

  Location: In Steelton, Pennsylvania, south of Harrisburg, Pennsylvania.

  Principal products and markets: Railroad rails, specialty blooms and flat bars. It is one of only two rail producers in the United States. PST also produces large-diameter pipe for the oil and gas industries.

  Principal facilities: A DC electric arc furnace with an annual raw steel production capability of about 1.1 million tons, a ladle furnace, a vacuum degassing facility, a continuous bloom caster, a 44-inch blooming mill, a 28-inch rail mill, in-line rail head-hardening facilities, finishing and shipping facilities for long-length (80-foot) rails, a 20-inch bar mill and an electric fusion welded pipe mill.

  PST's utilization of raw steel production capability was 67 percent during 1998.

Bethlehem Lukens Plate

  Location: In Coatesville and Conshohocken, Pennsylvania; Burns Harbor,
Indiana.

  Principal products and markets: Carbon plate, high-strength, low alloy plate, commercial alloy plate, military alloy plate, coiled and cut plate and clad plate. Its principal markets include service centers, transportation, infrastructure, machinery, equipment, environmental and engineering.

  Principal facilities: Coatesville: an electric arc furnace with an annual raw steel production capability of about 900,000 tons, two plate mills (140-inch and 206-inch) and heat treating facilities. Conshohocken: a 110-inch Steckel mill, two reheat furnaces, a roughing mill, an on-line cooling and cut-to-length line, a quench and temper line and a batch heat-treating system. Burns Harbor: a 50 x 90-inch slabbing mill, a 110-inch sheared plate mill including two continuous reheat furnaces, a roughing mill, a finishing mill and a normalizing furnace, and a 160-inch sheared plate mill including two continuous reheat furnaces, four batch reheat furnaces, a roughing mill, a finishing mill, an in-line accelerated cooling facility, a quench and temper line and a batch normalizing furnace.

  Bethlehem Lukens Plates' utilization of raw steel production capability was 94 percent during the portion of 1998 that it was operated as a part of Bethlehem.

Joint Ventures

  Bethlehem participates in the following joint ventures:

  . Double G Coatings Company, L.P. (located near Jackson, Mississippi) -- operates a 270,000 ton per year sheet coating line that produces galvanized and Galvalume(R) coated sheets primarily for the construction market. Sparrows Point provides cold rolled coils for about half of Double G's annual capability and is responsible for marketing its share of the finished product.

  . Steel Construction Systems (located in Orlando, Florida) -- a joint venture with CSR Rinker, the largest building materials company in Florida. Steel Construction Systems manufactures residential and light commercial buildings.

  . Walbridge Coatings (located in Walbridge, Ohio) -- owns and operates a 400,000 ton per year electrogalvanizing line. This facility produces corrosion-resistant sheet steel primarily for the automobile industry and other consumer durables markets. Burns Harbor provides cold rolled coils for 85 percent of Walbridge's annual capability and is responsible for marketing its share of the finished product.

  . Indiana Pickling and Processing Company (located in northern Indiana) -- operates a pickling line.

  . Chicago Cold Rolling, L.L.C. (located in northern Indiana) -- operates a reversing cold mill complex.

  . TWB Company (located in Michigan) -- operates the largest plant in North America producing laser-welded blanks for the automotive industry.

  Bethlehem also has indirect equity interests in various iron ore properties. See "Raw Material Properties and Interests" below.

Raw Material Properties and Interests

  Iron Ore. Bethlehem has indirect equity interests in various iron ore operating properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1998, sufficient to produce at least 21 million tons of direct shipping iron ore from properties located in Brazil and 191 million tons of iron ore pellets from properties located in Minnesota. During 1997, Bethlehem sold its equity interest in Iron Ore Company of Canada ("IOC"). Bethlehem continues as a customer of IOC and purchases iron ore at prices which approximate market. In addition to the estimated reserves at operating properties, Bethlehem also has indirect equity interests in undeveloped or nonoperating iron ore properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1998, sufficient to produce at least 9 million tons of direct shipping iron ore from properties located in Brazil and 128 million tons of iron ore pellets from properties located in Minnesota.

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

  Bethlehem's share of the annual iron ore production by enterprises in which it has ownership interests, for Bethlehem's use or sale to trade customers, was 7.9 million tons in 1998 and 7.7 million tons in 1997. In addition to these sources, Bethlehem purchased 5.1 million tons of iron ore in 1998 and
4.8 million tons of iron ore in 1997 from sources in which it had no ownership interests. In 1998, Bethlehem obtained about 58 percent of its iron ore requirements from operations in which it had ownership interests compared with 61 percent in 1997.

  Bethlehem had trade sales of iron ore of 0.3 million tons in 1998 and 1997. Iron ore trade sales commitments for 1999 are 0.5 million tons and no sales commitments exist beyond 1999.

  The interests in foreign iron ore properties described above are subject to the risks associated with investments in foreign countries, including the risk of nationalization.

  Coal and Coke. Bethlehem has sold all of its coal operating properties. Bethlehem owns undeveloped or nonoperating coal properties in Pennsylvania, which it estimates contained recoverable reserves at December 31, 1998, sufficient to produce at least 158 million tons of coal, of which about 91 percent and 9 percent, respectively, are metallurgical and steam coal.

  In 1997 and 1998, all of the coal used by Bethlehem was purchased from commercial sources. Through December 31, 2005, Bethlehem is committed to satisfy certain of its coal requirements from a single supplier.

  Bethlehem operates coke-making facilities at Burns Harbor, Indiana and Lackawanna, New York. Facilities in Bethlehem, Pennsylvania were discontinued in March, 1998.

  Other Raw Materials. Bethlehem purchases its other raw material requirements from commercial sources.

Transportation

  Bethlehem owns seven subsidiary shortline railroads which transport raw materials and semifinished steel products within various Bethlehem operations and serve other customers on their lines. Bethlehem manages an interstate trucking company serving Bethlehem's operations and other facilities and will manage a rail/truck intermodal facility in Bethlehem, Pennsylvania.

  The Burns Harbor Division operates two 1,000-foot ore vessels (one owned and one under long-term charter), which are used for the transportation of iron ore on the Great Lakes.

General

  While Bethlehem's principal operations and facilities are adequately maintained, they are of varying ages, technologies and operating efficiencies. Bethlehem believes that most of its operations and facilities currently are competitive with the operations and facilities of its principal competitors. Bethlehem will continue to make capital expenditures to improve and maintain the competitiveness of its operations and facilities. See "ITEM 1. BUSINESS -- Capital Expenditures" of this Report for a discussion of Bethlehem's capital expenditures.

  Bethlehem owns all principal operations and facilities except for two continuous casters at Sparrows Point and Burns Harbor which are being leased and were capitalized. During 1998, Bethlehem sold its No. 1 Coke Oven Battery to an affiliate of DTE Energy Services, Inc., but Bethlehem will continue to operate the facility for the new owner and purchase its output. Bethlehem financed the construction of two hot-dip galvanizing lines at its Burns Harbor and Sparrows Point Divisions. These two galvanizing lines are pledged as collateral for the borrowings.

ITEM 3. LEGAL PROCEEDINGS.

  Bethlehem is a party to numerous legal proceedings incurred in the ordinary course of its business, including the matter specifically discussed below.

  On December 3, 1997, the Indiana Department of Environmental Management ("IDEM") issued a notice alleging violations of Indiana Air Pollution Control Regulations and operating permit conditions by Bethlehem at the Burns Harbor Division. The alleged violations involve visible emissions from the basic oxygen furnace roof monitor and iron beaching pits and failure to install baghouses at various emission points. Settlement discussions intended to lead to an agreed order resolving the matter are being held between Bethlehem and IDEM. If settlement discussions are unsuccessful, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

  See "ITEM 1. BUSINESS -- Environment" of this Report for a discussion of Bethlehem's potential responsibilities for environmental cleanup at certain sites under RCRA and CERCLA.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

---------------------

Executive Officers of the Registrant.

  The executive officers of Bethlehem as of March 15, 1999, are as follows:

    Name                       Age                   Position
    ----                       ---                   --------
 Curtis H. Barnette             64 Chairman (Chief Executive Officer)
 Roger P. Penny                 62 President (Chief Operating Officer)
 Gary L. Millenbruch            61 Executive Vice President (Chief Financial
                                   Officer) and Treasurer
 Duane R. Dunham                57 Executive Vice President (Commercial and
                                   Business Development) and Chief Commercial
                                   Officer
 Dr. Augustine E. Moffitt, Jr.  53 Senior Vice President (Administration) and
                                   Chief Administrative Officer
 Lonnie A. Arnett               53 Vice President (Accounting) and Controller
 Dr. Walter N. Bargeron         56 President, Burns Harbor Division
 Stephen G. Donches             53 Vice President (Public Affairs)
 Andrew R. Futchko              56 President, Pennsylvania Steel Technologies,
                                   Inc.
 William H. Graham              53 Vice President (Law), General Counsel and
                                   Secretary
 Carl W. Johnson                57 President, Sparrows Point Division
 John L. Kluttz                 56 Vice President (Union Relations)
 Dr. Carl F. Meitzner           59 Vice President (Planning)
 Van R. Reiner                  50 President, Bethlehem Lukens Plate
 Dr. Malcolm J. Roberts         56 Vice President (Technology) and Chief
                                   Technology Officer
 Robert A. Rudzki               45 Vice President (Purchasing and
                                   Transportation) and Chief Procurement
                                   Officer
 Dorothy L. Stephenson          49 Vice President (Human Resources)

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  As of March 15, 1999, about 34,000 stockholders held 130,370,007 shares of Bethlehem Common Stock. The principal market for Bethlehem Common Stock is the New York Stock Exchange. Bethlehem Common Stock is also listed on the Chicago Stock Exchange. Dividends on Bethlehem Common Stock are paid quarterly when declared by Bethlehem's Board of Directors.

  Under the provisions of Bethlehem's 10 3/8% Senior Notes due 2003, Bethlehem's ability to pay dividends on its Common Stock is restricted. See Note J to the Consolidated Financial Statements. At December 31, 1998, about $520 million was available for the payment of Common Stock dividends under these provisions.

  Bethlehem has not paid a dividend on its Common Stock since the fourth quarter of 1991. Bethlehem's Board of Directors will determine whether to pay any future dividends (subject to any applicable restrictions) based on attained financial results and business outlook.

  The following table shows the high and low sales prices of Bethlehem Common Stock as reported in the consolidated transaction reporting system. The closing sale price of Bethlehem Common Stock on March 15, 1999, was $8.938.

                                                       1998            1997
                                                  --------------- --------------
Period                                             Sales Prices    Sales Prices
------                                            --------------- --------------
                                                   High     Low    High    Low
                                                  ------- ------- ------- ------
First Quarter.................................... $15.500 $ 8.063 $ 9.375 $7.625
Second Quarter...................................  17.125  11.063  10.750  7.750
Third Quarter....................................  13.438   7.000  12.938  9.813
Fourth Quarter...................................  10.750   7.313  11.563  7.750

ITEM 6. SELECTED FINANCIAL DATA.

  The information required by this Item is incorporated by reference from page 31 of Bethlehem's 1998 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information required by this Item is incorporated by reference from pages 2 to 7 and 10 to 13 of Bethlehem's 1998 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this Item is incorporated by reference from pages 14 to 28 of Bethlehem's 1998 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  In addition to the information under the caption "Executive Officers of the Registrant" in Part I of this Report, the information required by this Item is incorporated by reference from the material under the heading "Item 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from pages 3 to 9 and page 12 of Bethlehem's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated by reference from pages 13 to 19 of Bethlehem's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is incorporated by reference from pages 11 and 12 of Bethlehem's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated by reference from the material under the heading "Certain Business Relationships and Related Transactions" on page 9 and under the heading "Indemnification Assurance Agreements" on page 22 of Bethlehem's Proxy Statement for the 1999 Annual Meeting of Stockholders.

  Except for those items specifically incorporated by reference, you should not consider Bethlehem's 1998 Annual Report to Stockholders or Proxy Statement for the 1999 Annual Meeting of Stockholders to be part of this Report.

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

  (1) Financial Statements.

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                           Page
                                                                           ----
Consolidated Statements of Income for years 1998, 1997 and 1996..........    *
Consolidated Balance Sheets as of December 31, 1998, and 1997............    *
Consolidated Statements of Cash Flows for the years 1998, 1997 and 1996..    *
Notes to Consolidated Financial Statements (Including Quarterly Financial
 Data)...................................................................    *

  (2) Consolidated Financial Statement Schedules.

Report of Independent Auditors On Consolidated Financial Statement
 Schedule................................................................  F-1
  II -- Valuation and Qualifying Accounts and Reserves, years ended
   December 31, 1998, 1997 and 1996......................................  F-3

--------
* Incorporated by reference from pages 14 to 28 of Bethlehem's 1998 Annual Report to Stockholders.

  The Consolidated Financial Statements, together with the report of PricewaterhouseCoopers LLP dated January 27, 1999, on pages 14 to 29 of Bethlehem's 1998 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report. With the exception of those pages, you should not consider Bethlehem's 1998 Annual Report to Stockholders as a part of this Report for this Item. The Schedule listed above should be read in conjunction with the consolidated financial statements in such 1998 Annual Report to Stockholders.

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

 (3)(a) Second Restated Certificate of Incorporation.
    (b) Amendment to Second Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3(i) to Bethlehem's quarterly report on Form
        10-Q for the quarter ended June 30, 1995).
    (c) By-laws of Bethlehem Steel Corporation, as amended October 1, 1988.
 (4)(a) Rights Agreement, dated as of July 29, 1998, between Bethlehem Steel
        Corporation and First Chicago Trust Company of New York (Incorporated by reference from Bethlehem's Report on Form 8-K filed August 5, 1998).

      (b) Amendment No. 1 to the Rights Agreement, dated as of March 17, 1999, between Bethlehem Steel Corporation and First Chicago Trust Company of New York (Incorporated by reference from Bethlehem's Amended
          Registration Statement on Form 8-A/A filed March 19, 1999).
      (c) Bethlehem is a party to certain long-term debt agreements where the amount involved does not exceed 10 percent of Bethlehem's total consolidated assets. Bethlehem agrees to furnish a copy of any such agreement to the Commission upon request.
 *(10)(a) Excess Benefit Plan of Bethlehem Steel Corporation and Subsidiary
          Companies, as amended September 20, 1995 (Incorporated by reference from Exhibit 10 to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
     *(b) 1988 Stock Incentive Plan of Bethlehem Steel Corporation
          (Incorporated by reference from Exhibit 10 to Bethlehem's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1997).
     *(c) 1994 Stock Incentive Plan of Bethlehem Steel Corporation.
     *(d) 1994 Non-Employee Directors Stock Plan of Bethlehem Steel
          Corporation.
     *(e) 1998 Stock Incentive Plan of Bethlehem Steel Corporation
          (Incorporated by reference from Exhibit 1 to Bethlehem's Proxy
          Statement in connection with its Annual Meeting of Shareholders held on April 28, 1998).
     *(f) Special Incentive Compensation Plan of Bethlehem Steel Corporation, which is contained in Article Seven of the Second Restated
          Certificate of Incorporation referred to in Exhibit 3(a) to this Report.
     *(g) Supplemental Benefits Plan of Bethlehem Steel Corporation and
          Subsidiary Companies, as amended September 20, 1995 (Incorporated by reference from Exhibit 10 to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
     *(h) Post-Retirement Retainer Plan for Non-Officer Directors (Incorporated by reference from Exhibit 10 to Bethlehem's Annual Report on Form 10-
          K for the fiscal year ended December 31, 1997).
      (i) Form of Indemnification Assurance Agreement between Bethlehem Steel
          Corporation and each of its directors and executive officers listed on Schedule A thereto.
      (j) Form of Agreement between Bethlehem Steel Corporation and nine executive officers. Additional agreements have been entered into between Bethlehem Steel Corporation and eight other executive officers. These additional agreements are substantially in the form of said Agreement except for the amount of compensation upon termination, which is two rather than three times annual salary and bonus (Incorporated by reference from Exhibit 10 to Bethlehem's quarterly report on Form 10-Q for the quarter ended September 30,
          1998).
     (11) Statement regarding computation of earnings per share.
     (13) Those portions of Bethlehem's 1998 Annual Report to Stockholders which are incorporated by reference into this Form 10-K Annual
          Report.
     (23) Consent of Independent Auditors (included on page F-2 of this
          Report).
     (27) Financial Data Schedule for period ended December 31, 1998.

--------
* Compensatory plans in which Bethlehem's directors and executive officers participate.

(b) Reports on Form 8-K.

  Bethlehem did not file any reports on Form 8-K during the fourth quarter of 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bethlehem Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1999.

                                          BETHLEHEM STEEL CORPORATION,

                                           /s/ Lonnie A. Arnett
                                          By: _________________________________
                                                Lonnie A. Arnett
                                                Vice President and Controller

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Bethlehem Steel Corporation and in the capacities indicated on the 24th day of March, 1999.



/s/ Curtis H. Barnette                 /s/ Harry P. Kamen
---------------------------------      ---------------------------------
  Curtis H. Barnette                       Harry P. Kamen
  Chairman and Director                    Director
  (principal executive officer)



/s/ Gary L. Millenbruch                /s/ William M. Landuyt
---------------------------------      ---------------------------------
  Gary L. Millenbruch                      William M. Landuyt
  Executive Vice President, Treasurer      Director
  and Director
  (principal financial officer)


/s/ Lonnie A. Arnett                   /s/ Robert McClements, Jr.
---------------------------------      ---------------------------------
  Lonnie A. Arnett                         Robert McClements, Jr.
  Vice President and Controller            Director
  (principal accounting officer)


/s/ Benjamin R. Civiletti              /s/ Roger P. Penny
---------------------------------      ---------------------------------
  Benjamin R. Civiletti                    Roger P. Penny
  Director                                 Director


/s/ Worley H. Clark                    /s/ Shirley D. Peterson
---------------------------------      ---------------------------------
  Worley H. Clark                          Shirley D. Peterson
  Director                                 Director


/s/ John B. Curcio                     /s/  Dean P. Phypers
---------------------------------      ---------------------------------
  John B. Curcio                           Dean P. Phypers
  Director                                 Director


/s/ Lewis B. Kaden                     /s/ John F. Ruffle
---------------------------------      ---------------------------------
  Lewis B. Kaden                           John F. Ruffle
  Director                                 Director

                        REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Bethlehem Steel Corporation

  Our audits of the consolidated financial statements referred to in our report dated January 27, 1999 appearing on page 29 of the 1998 Annual Report to Stockholders of Bethlehem Steel Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

1177 Avenue of the Americas
New York, NY 10036
January 27, 1999

                        CONSENT OF INDEPENDENT AUDITORS

  We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796,
No. 2-67314, No. 33-23516, No.33-23688, No. 33-52267, No. 33-58019, No. 33-
58021, No. 33-60507, No. 33-53895 and No. 33-57157) of Bethlehem Steel
Corporation of our report dated January 27, 1999 appearing on page 29 of the 1998 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-1 of this Form 10-K.

/s/ PricewaterhouseCoopers LLP

1177 Avenue of the Americas
New York, NY 10036
March 24, 1999

                          BETHLEHEM STEEL CORPORATION

                               10-K SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                ($ in Millions)

                                     Charged
                         Balance at (Credited)                         Balance at
                          12/31/97  to Income  Deductions    Other      12/31/98
                         ---------- ---------- ----------    -----     ----------
Classification
  Doubtful Receivables &
   Returns..............   $ 18.8     $ (0.4)   $   1.6 (a)    --        $ 20.0
  Long-term
   Receivables..........      2.0        --         --  (a)   (2.0)(c)      --
  Deferred Income Tax
   Asset................    350.0      (22.0)       --        (8.0)(d)    320.0
                                     Charged
                         Balance at (Credited)                         Balance at
                          12/31/96  to Income  Deductions    Other      12/31/97
                         ---------- ---------- ----------    -----     ----------
Classification
  Doubtful Receivables &
   Returns..............   $ 20.8     $ (2.8)   $   0.8 (a)    --        $ 18.8
  Long-term
   Receivables..........      4.4        --        (2.4)(a)    --           2.0
  Deferred Income Tax
   Asset................    410.0      (60.0)       --         --         350.0
                                     Charged
                         Balance at (Credited)                         Balance at
                          12/31/95  to Income  Deductions    Other      12/31/96
                         ---------- ---------- ----------    -----     ----------
Classification
  Doubtful Receivables &
   Returns..............   $ 19.5     $  0.1    $1.2 (a)       --        $ 20.8
  Long-term
   Receivables..........      4.5       (0.1)       --         --           4.4
  Deferred Income Tax
   Asset................    360.2       67.0        --       (17.2)(b)    410.0

--------
(a) Amounts written-off less collections and reinstatements.
(b) Represents eliminating the valuation allowance recorded for an $82 million ($67 million after-tax) adjustment to equity at December 31, 1995 required to recognize the minimum pension liability. See Notes G and J to the Consolidated Financial Statements.
(c) The property for which this receivable relates to was forclosed on by Bethlehem and the receivable and related allowance was included in the basis of the property.
(d) Allowance on taxable temporary differences acquired through Bethlehem's purchase of Lukens.