Form 10-Q
period 1999-03-31
BETHLEHEM STEEL CORP /DE/
filed 1999-05-14
CIK 11860

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended March 31, 1999
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
                                         Yes   X       No
                                              ---         ---


Number of Shares of Common Stock Outstanding as of May 10, 1999:   130,489,275
                                                                   -----------

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                     INDEX

                                                                     Page No.
                                                                     --------
PART I.  Financial Information

Consolidated Statements of Income-
     Three Months Ended March 31, 1999
     and 1998 (unaudited). . . . . . . . . . . . . . . . . . . . . .      2

Consolidated Balance Sheets-
     March 31, 1999 (unaudited), December 31, 1998
     and March 31, 1998 (unaudited). . . . . . . . . . . . . . . . .      3

Consolidated Statements of Cash Flows-
     Three Months Ended March 31, 1999
     and 1998 (unaudited). . . . . . . . . . . . . . . . . . . . . .      4

Notes to Consolidated Financial Statements (unaudited) . . . . . . .      5

Management's Discussion and Analysis of Results of
     Operations and Financial Condition. . . . . . . . . . . . . . .      6


PART II.  Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .     11

     Item 4.  Submission of Matters to a Vote of Security Holders. .     12

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

                          Bethlehem Steel Corporation

                     CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

                                                    Three Months Ended
                                                         March 31
                                                  ----------------------
                                                     1999         1998
                                                  ---------    ---------

Net Sales                                         $  959.5     $1,132.5
                                                  ---------    ---------
Costs and Expenses:
  Cost of sales                                      888.4        957.0
  Depreciation and amortization                       61.2         59.8
  Selling, administration and general expense         29.4         25.3
                                                  ---------    ---------
Total Costs and Expenses                             979.0      1,042.1
                                                  ---------    ---------
Income (Loss) from Operations                        (19.5)        90.4

Financing Income (Expense):
  Interest and other financing costs                 (13.9)       (11.6)
  Interest and other income                            2.3          3.3
                                                  ---------    ---------
Income (Loss) before Income Taxes                    (31.1)        82.1

Benefit (Provision) for Income Taxes                   5.5        (13.5)
                                                  ---------    ---------
Net Income (Loss)                                    (25.6)        68.6


Dividends on Preferred and Preference Stock           10.3         10.5
                                                  ---------    ---------

Net Income (Loss) Applicable to Common Stock      $  (35.9)    $   58.1
                                                  =========    =========
Net Income (Loss) per Common Share:
  Basic                                           $  (0.28)    $   0.51
  Diluted                                         $  (0.28)    $   0.49

Average Shares Outstanding:
  Basic                                              129.7        113.1
  Diluted                                            129.7        127.8


                                Additional Data

  Steel products shipped (thousands of net tons)     2,003        2,221
  Raw steel produced (thousands of net tons)         2,529        2,487



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation

                         CONSOLIDATED  BALANCE  SHEETS
                             (dollars in millions)

                                    ASSETS

                                               March 31                  March 31
                                                 1999      December 31    1998
                                              (unaudited)      1998     (unaudited)
                                              -----------  -----------  -----------
Current Assets:
  Cash and cash equivalents                   $   84.7     $  137.8     $  287.2
  Receivables, less allowances                   310.5        307.2        307.4
  Inventories:
    Raw materials                                284.3        319.9        296.4
    Finished and semifinished                    744.0        720.7        574.7
                                              ---------    ---------    ---------
                                               1,028.3      1,040.6        871.1
  Other current assets                             8.2          9.2         10.9
                                              ---------    ---------    ---------
Total Current Assets                           1,431.7      1,494.8      1,476.6
Investments and Miscellaneous Assets              90.4         98.0         99.9
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,170.7, $4,119.4, and $4,145.4             2,678.2      2,655.7      2,353.9
Deferred Income Tax Asset - net                  925.5        920.0        867.0
Net Assets of Discontinued Stainless
Operations (Note 3)                               25.0        100.0          -
Goodwill                                         350.0        353.0          -
                                              ---------    ---------    ---------
Total Assets                                  $5,500.8     $5,621.5     $4,797.4
                                              =========    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                            $  380.2     $  417.9     $  361.0
  Accrued employment costs                       280.2        307.7        295.1
  Accrued taxes                                   58.3         53.4         53.0
  Debt                                            48.8         44.4         44.4
  Other current liabilities                      161.4        161.8        120.8
                                              ---------    ---------    ---------
Total Current Liabilities                        928.9        985.2        874.3

Pension Liability                                420.1        415.0        456.0
Postretirement Benefits Other Than Pensions    1,635.0      1,630.0      1,436.3
Long-term Debt                                   599.4        627.7        427.5
Deferred Gain on Sales                           131.3        136.0          -
Other Long-term Liabilities                      330.4        338.1        328.8

Stockholders' Equity:
  Preferred Stock                                 11.6         11.6         11.6
  Preference Stock                                 2.2          2.2          2.3
  Common Stock                                   132.5        132.2        115.3
  Common Stock held in treasury at cost          (60.5)       (60.3)       (60.1)
  Additional paid-in capital                   1,983.3      1,991.6      1,844.7
  Accumulated deficit                           (613.4)      (587.8)      (639.3)
                                              ---------    ---------    ---------
Total Stockholders' Equity                     1,455.7      1,489.5      1,274.5
                                              ---------    ---------    ---------
Total Liabilities and Stockholders' Equity    $5,500.8     $5,621.5     $4,797.4
                                              =========    =========    =========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation

                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (dollars in millions)
                                  (unaudited)

                                                        Three Months Ended
                                                              March 31
                                                        ----------------------
                                                           1999         1998
                                                        ---------    ---------
Operating Activities:
     Net income (loss)                                  $  (25.6)    $   68.6

     Adjustments for items not affecting
     cash from operating activities:
        Depreciation and amortization                       61.2         59.8
        Deferred income taxes                               (5.5)        13.0
        Other - net                                          1.0          4.4

     Working capital (excluding financing and
     investing activities):
        Receivables - operating                            (44.4)        (1.4)
        Receivables - sold                                  40.0            -
        Inventories                                         12.3         22.7
        Accounts payable                                   (37.7)       (10.1)
        Employment costs and other                         (16.6)       (26.7)
                                                        ---------    ---------
Cash Provided from (Used for) Operations
  before Pension Activities                                (15.3)       130.3

Pension Activities:
     Pension expense                                        10.0         21.0
     Pension funding                                        (5.3)        (5.0)
                                                        ---------    ---------
Cash Provided from (Used for) Continuing
  Operating Activities                                     (10.6)       146.3
                                                        ---------    ---------
Cash Provided from Operating Activities of
  Discontinued Stainless Operations (Note 3)                 0.1            -
                                                        ---------    ---------
Investing Activities:
     Capital expenditures                                  (82.6)       (61.2)
     Payments related to the purchase of
     Lukens (Note 3)                                        (3.6)           -
     Cash proceeds from asset sales and other               82.6          2.3
                                                        ---------    ---------
Cash Used for Investing Activities                          (3.6)       (58.9)
                                                        ---------    ---------

Financing Activities:
     Borrowings                                              0.7          0.2
     Debt payments                                         (24.1)       (21.5)
     Cash dividends paid                                   (10.1)       (10.1)
     Other payments                                         (5.5)       (21.2)
                                                        ---------    ---------
Cash Used for Financing Activities                         (39.0)       (52.6)
                                                        ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents       (53.1)        34.8
Cash and Cash Equivalents - Beginning of Period            137.8        252.4
                                                        ---------    ---------
                          - End of Period               $   84.7     $  287.2
                                                        =========    =========

Supplemental Cash Payment Information:
     Interest, net of amount capitalized                $   21.6     $   16.1
     Income taxes paid                                  $    0.1     $    3.5

The accompanying Notes are an integral part of the Consolidated Financial Statements.
                                     - 4 -

       NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS   (UNAUDITED)

1. The Consolidated Financial Statements as of and for the three month periods ended March 31, 1999 and 1998 were not audited. However, in Management's opinion, the information reflects all adjustments necessary for a fair statement of the results for the periods presented. Management believes all adjustments were of a normal and recurring nature.

2. These Consolidated Financial Statements should be read together with the 1998 audited financial statements in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

3. On May 29, 1998, Bethlehem acquired all of the outstanding capital stock of Lukens Inc. The aggregate purchase price of $560.6 million comprises cash of $327.8 million, the issuance of 15.1 million shares of Bethlehem common stock valued at $184.8 million, and transaction related costs of $48.0 million. $3.6 million of the transaction related costs were paid during the first quarter of 1999. The transaction was accounted for as a purchase and, accordingly, Lukens' results are included in the Consolidated Financial Statements from the date of acquisition.

The fair value (in millions) of the assets acquired and the liabilities assumed is as follows:

        Current assets                                        $  184.7
        Property, plant and equipment                            277.3
        Net assets of discontinued stainless operations          310.0
        Deferred tax asset, other                                 70.5
        Goodwill                                                 360.0
        Current liabilities                                     (113.5)
        Pension and other postretirement benefit liabilities    (220.0)
        Debt                                                    (268.5)
        Other long-term liabilities                              (39.9)
                                                              ---------
        Purchase price, net of cash acquired                  $  560.6
                                                              =========

    In February 1999, Bethlehem completed the sale of the stainless distribution business, Washington Specialty Metals Corporation for about $70 million. In April 1999, Bethlehem signed an agreement to sell the stainless sheet operations in Massillon, Ohio and Washington, Pennsylvania. The stainless and distribution businesses were acquired with the purchase of Lukens Inc. and are being accounted for as discontinued operations. Income or losses from these operations are not included in Bethlehem's operating results. Since the date of acquisition, these operations have incurred operating losses of about $32 million. The net assets of these operations are shown separately on the balance sheet and consist primarily of property, plant and equipment and working capital.

    Bethlehem will finalize all purchase accounting adjustments upon the sale of the stainless sheet operations described above. Any adjustments are not expected to materially affect the recorded values of the assets acquired or liabilities assumed, including the recorded amount of goodwill.

    The unaudited first quarter 1998 pro forma combined results (excluding stainless) as if Lukens had been acquired at the beginning of 1998 are estimated to be (dollars in millions, except per share data):

        Net Sales                 $1,271.9
        Income from Operations       100.6
        Net Income                    72.4

        Net Income per Share:
        --------------------
        Basic                     $    .48
        Diluted                        .47

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVIEW OF RESULTS:

FIRST QUARTER 1999 - FIRST QUARTER 1998


         We reported a net loss of $26 million, or a net loss of $.28 per diluted share, for the first quarter of 1999 compared with net income of $69 million, or net income of $.49 per diluted share, for the first quarter of 1998. Sales for the first quarter of 1999 were $960 million compared with $1.13 billion for the first quarter of 1998.

OPERATING RESULTS

         Our loss from operations was $20 million for the first quarter of 1999 compared with income from operations of $90 million for the first quarter of 1998. First quarter 1999 operating results declined from a year ago due to lower realized prices and shipments resulting primarily from high levels of unfairly traded steel imports. Steel shipments of about 2 million net tons for the first quarter of 1999 were lower than the 2.2 million net tons shipped in the first quarter of 1998. Lower shipments at Burns Harbor, Sparrows Point and Pennsylvania Steel Technologies, Inc. were partially offset by additional shipments resulting from our acquisition of Lukens.

         First quarter 1999 operating results declined somewhat from the fourth quarter of 1998 principally due to lower realized prices which were nearly offset by lower costs.

LIQUIDITY AND CAPITAL STRUCTURE

         At March 31, 1999, total liquidity, comprising cash, cash equivalents and funds available under our bank credit arrangement, totaled $419 million compared with $479 million at December 31, 1998.

         During the first quarter of 1999, we completed the sale of our stainless distribution business, Washington Specialty Metals Corporation, to Ryerson Tull, Inc. for about $70 million. On April 7, 1999, we signed a letter of intent to sell the remaining stainless operations of Washington Steel to a company to be formed by SB International Inc., a steel marketing company in Dallas, Texas, and Jindal Strips Ltd., part of the Jindal Organization of India. The sale is expected to be completed in the second quarter of 1999.

         For the first quarter of 1999, cash used for operations before pension activities was $15 million compared with cash provided from operations before pension activities of $130 million for the first quarter of 1998. Principal uses of cash during the first quarter of 1999 included capital expenditures of $83 million and debt repayments of $24 million.

         Major uses of cash for 1999 are expected to be capital expenditures of about $450 million, debt payments of about $45 million and pension funding. We plan to make a $60 million investment to convert one of Sparrows Point's two caster strands into a wide slab caster. The wider slabs will be rolled into wide, light gauge coiled plates on Bethlehem Lukens Plate's (BLP) Steckel mill located at Conshohocken, Pennsylvania, and into long length, light gauge plates for cut-to-length orders on BLP's 110-inch plate mill located at Burns Harbor, with yields in excess of 90% and at significantly lower cost per ton of shipment. This investment will also permit Sparrows Point to increase cast slab production which will reduce a corporate requirement for purchased slabs.

         We expect to maintain an adequate level of liquidity during 1999 with cash provided from operations, proceeds from the sale of assets, reductions in working capital and available funds under our credit arrangement.


INTERNATIONAL STEEL TRADE

         The legal, public affairs and governmental efforts being undertaken jointly by the steel industry and the United Steelworkers have been helpful, but the serious injury from unfairly traded imports continues. Imports are down in some products from certain countries because of cases that had been filed and the other actions being taken. There are increases in imports from countries not covered by recent unfair trade cases, such as cold rolled, tin mill and rail products, and the overall levels in all products are much too high. We will continue to file appropriate legal actions and work with the Administration and the Congress to restore fair trade in steel on a comprehensive and lasting basis.


YEAR 2000

         Problems created by the once common programming practice of storing date information using only the last two digits to indicate the year will impact all businesses and government organizations as we approach the year 2000. The scope of our Year 2000 Program includes both information technology and non-information technology systems such as business and manufacturing computer systems, personal computers, technical infrastructure, and facilities as well as the Year 2000 readiness of our key suppliers, agents, service providers and customers.

         We have been actively working on resolving our Year 2000 problem for over four years. The effort was initiated with a pilot project in late 1994 during which five percent of our business applications were converted to be Year 2000 compliant. The pilot project allowed us to develop a methodology for solving our Year 2000 problem as well as a structure for effective management and timely correction of the problem within our systems. The major elements of our program are inventory, risk assessment, remediation, testing, and contingency planning.

         In late 1997, we conducted a 45-day test of the operability and inter-operability of all converted business applications for Business Unit and Corporate systems as well as all operating system software in a full simulation of the Year 2000. We reset the system clock for various dates and tested the processing of date information before and after December 31, 1999, as well as the processing of the Year 2000 as a leap year. This test was completed successfully and validated our processes and methods for addressing our Year 2000 problem. Additional full-scale tests were conducted in December 1998, January 1999, and March 1999 to test applications not evaluated during the 1997 test and the main frame applications obtained as part of our acquisition of Lukens. The results of these additional tests were positive and reinforced our approach for addressing the Year 2000 problem.

         We have completed the inventory and risk assessment for Year 2000 components in all areas of our business. Our risk assessment showed that less than 15% of our computer components needed to be fixed or replaced.
Remediation and testing of our business systems and technical infrastructure are complete except for a few planned replacement systems and upgrades. For our manufacturing and environmental (e.g. HVAC, security, etc.) operations, we have completed or scheduled all remediation activities. A few replacement systems are planned. In the end-user computing area, we have installed hardware patches and standard software upgrades to most systems where necessary. We are currently focusing on other personal computer software and user-written applications, spreadsheets, and other end-user files. We are over 96% complete with the entire remediation effort. Remaining remediation and testing will continue through June, 1999.

         We continue to evaluate the readiness of our key suppliers and customers. Starting in April 1998, we surveyed key suppliers, outside processors, warehousers, and electronic data interchange trading partners. To date, responses have been received from 93% of these suppliers. We have implemented a procedure to confirm supplier compliance. Additionally, we have received correspondence from over 600 key customers regarding their Year 2000 readiness and we will continue to review their readiness.

         We will continue the development of Year 2000 contingency plans for all areas of our business. Our contingency plans will address both internal (staffing, computer systems, and inventory) and external (suppliers, service providers, agents, and customers) risks. Strategies for eliminating internal risk include the development of staffing plans for the Year 2000 roll-over, backup and/or alternate procedures, and inventory levels based on customer and supplier assessments. One of our strategies for reducing external risk is to develop alternate plans for those vendors who will not be Year 2000 compliant in significant areas. Our target is to develop contingency plans for critical business processes during the first half of 1999.

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

DIVIDENDS

         On April 28, 1999, our Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable June 10, 1999, to holders of record on May 10, 1999. No dividend was declared on Bethlehem's Common Stock.

OUTLOOK

         The U.S. economy is continuing on a course of moderate and sustainable growth and low inflation. We believe that steel consumption in the U.S. will continue to be relatively strong at about the same level as last year. We also believe that domestic industry shipments in 1999 will be about 100 million tons, slightly lower than the estimated 102 million tons shipped in 1998, as lower imports offset reductions in inventories.

         Currently, we are seeing some improvement in our order entry.
However, unfairly traded imports continue and there is excess global steel capacity, new domestic supply and continuing high levels of inventories in the marketplace. Also, in early June we will begin a reline of our "L" blast furnace at Sparrows Point which will have an adverse impact on our costs during the second and third quarters of this year.

         Our current labor agreements with the United Steelworkers of America
(USWA), covering USWA represented employees at Burns Harbor, Sparrows Point and Pennsylvania Steel Technologies expire on August 1, 1999. We and U.S. Steel have agreed to bargain with the USWA on a new basic labor agreement and have commenced early negotiations.

         While current business conditions remain very competitive, we believe that strategically we are on the right path, and we are making steady progress toward achieving our Vision to Be The Premier Steel Company.

FORWARD-LOOKING STATEMENTS

         This release contains forward-looking statements. Our use of the words "expect", "believe", "intent", "should", "plan" and similar words are intended to identify these statements as forward-looking. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, reference is made to "Item 1 - Business - Forward-Looking Statements" of Bethlehem's 1998 Annual Report on Form 10-K and to "Cautionary Statement" of Bethlehem's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 24, 1998 for important factors that could cause actual results to differ materially from those projected.

                          PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at March 31, 1999.

         Bethlehem does not have any material developments in legal proceedings to report for the first quarter of 1999.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of the Stockholders of Bethlehem was held on April 27, 1999.

         The following nominees for director named in the Proxy Statement dated March 12, 1999 were elected at the Meeting by the votes indicated:

                                            For                 Withheld
                                            ---                 --------
        Curtis H. Barnette              110,036,845             4,427,423
        Benjamin R. Civiletti           109,526,160             4,938,108
        Worley H. Clark                 109,988,377             4,475,891
        John B. Curcio                  110,020,967             4,443,301
        Lewis B. Kaden                  109,528,269             4,935,999
        Harry P. Kamen                  110,087,399             4,376,869
        William M. Landuyt              110,065,729             4,398,539
        Robert McClements, Jr.          110,058,598             4,405,670
        Gary L. Millenbruch             110,106,528             4,357,740
        Roger P. Penny                  109,990,777             4,473,491
        Shirley D. Peterson             110,062,669             4,401,599
        Dean P. Phypers                 110,055,967             4,408,301
        John F. Ruffle                  110,102,974             4,361,294


The votes in favor of the election of the nominees represent at least 95% of the shares voted for each of the nominees.

         Ratification of the appointment of PricewaterhouseCoopers LLP as our Independent Auditors was approved by the following vote:

                             For            Against       Abstentions
                             ---            -------       -----------

      Number of Shares   113,313,294        545,454        605,520


         There were no broker non-votes with respect to any of these matters voted upon at the Meeting.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             The following is an index of the exhibits included in this Report on Form 10-Q:

                11.     Statement Regarding Computation of Earnings Per Share.

                27.     Financial Data Schedule.

        (b)  Reports on Form 8-K.

         On January 19, 1999, Bethlehem filed a report on Form 8-K with the Securities and Exchange Commission regarding an amendment to the terms of its Stockholder Rights Plan.

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

Date: May 14, 1999

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

27          Financial Data Schedule

                                                           EXHIBIT (11)

                      BETHLEHEM STEEL CORPORATION

         Statement Regarding Computation of Earnings Per Share

   (dollars in millions and shares in thousands, except per share data)

                                                             Three Months
                                                            Ended March 31
          Basic Earnings Per Share                         1999        1998
          ------------------------                         ----        ----
Net Income (Loss)                                         ($25.6)     $68.6
Less Dividend Requirements:
        $2.50 Preferred Dividend                            (2.5)      (2.5)
        $5.00 Preferred Dividend                            (3.1)      (3.1)
        $3.50 Preferred Dividend                            (4.5)      (4.5)
        5% Preference Dividend                              (0.2)      (0.4)
                                                         --------   --------
            Total Preferred and Preference Dividends       (10.3)     (10.5)
                                                         --------   --------
Net Income (Loss) Applicable to Common Stock              ($35.9)     $58.1
                                                         ========   ========
Average Shares of Common Stock                           129,670    113,116

Basic Earnings (Loss) Per Share                           ($0.28)     $0.51
                                                         ========   ========
          Diluted Earnings Per Share
          --------------------------

Net Income (Loss)                                         ($25.6)     $68.6
Less Dividend Requirements:
        $2.50 Preferred Dividend                            (2.5)      (2.5)
        $5.00 Preferred Dividend                            (3.1)      (3.1)
        $3.50 Preferred Dividend                            (4.5)       -
        5% Preference Dividend                              (0.2)       -
                                                         --------   --------
Net Income (Loss) Applicable to Common Stock              ($35.9)     $63.0
                                                         ========   ========
Average Shares of Common Stock and Equivalents and
Other Potentially Dilutive Securities Outstanding:
        Common Stock                                     129,670    113,116
        Stock Options                                         51        137
        $2.50 Preferred Stock                                *          *
        $5.00 Preferred Stock                                *          *
        $3.50 Preferred Stock                                *       12,255
        5% Preference Stock                                  *        2,294
                                                         --------   --------
                Total                                    129,721    127,802
                                                         ========   ========
Diluted Earnings (Loss) Per Share                         ($0.28)     $0.49
                                                         ========   ========


*  Antidilutive