Form 10-K/A
period 1998-12-31
BETHLEHEM STEEL CORP /DE/
filed 1999-06-29
CIK 11860

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


                              AMENDMENT NO. 1

                                    To

                          FORM 10-K ANNUAL REPORT

                For the fiscal year ended December 31, 1998


              The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998, as set forth on the pages attached hereto:

         ITEM 14:  EXHIBITS, FINANCIAL STATEMENT
                   SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents filed as a part of this Report:

               (3)  Exhibits

                    (28) Annual Report on Form 11-K for the
                         fiscal year ended December 31, 1998, for the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies





                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549



                                 FORM 11-K

         ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                          -----------------



Commission file number 1-2516
                       ------


    A.  Full title of the plan:


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

                                   CONTENTS
                                   --------

Statements of Net Assets Available for Benefits
      with Fund Information
        As of December 31, 1998                                            1
        As of December 31, 1997                                            2

Statements of Changes in Net Assets Available for Benefits
       with Fund Information
        For the year ended December 31, 1998                               3
        For the year ended December 31, 1997                               4

Notes to Financial Statements                                              5

Schedule I - Schedule of Assets Held for Investment Purposes              12

Schedule II - Schedule of Reportable Transactions                         15

Report of Independent Auditors                                            16

Consent of Independent Auditors                                           17

Signatures                                                                18

                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
            BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
            ----------------------------------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                           DECEMBER 31, 1998
   ---------------------------------------------------------------------
                         (Dollars in Millions)

                                                             State Street
                                               State Street    S&P 500     Fidelity  Fidelity  Bethlehem   Self-
                                               Stable Fixed    Flagship    Puritan   Magellan    Stock    Managed   Loan     Total
                                               Income Fund       Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----     ------

Assets


  Investments                                      $249.2        $68.6       $82.5     $93.1      $35.8    $18.0        -    $547.2
  Loans to participants                                 -            -           -         -          -        -     $7.8       7.8
  Receivables
    Interest                                            -            -           -         -          -        -        -         -
    Contributions - Employees                          .3           .2          .1        .2          -        -        -        .8
    Contributions - Employer                            -            -           -         -         .3        -        -        .3
  Interfund transfers receivable (payable)              -           .2         (.1)       .1          -        -      (.2)        -
  Cash and cash equivalents                          49.3           .1          .6        .6        1.0        -        -      51.6
                                                   ------        -----       ------    -----      -----    -----     -----   ------
Net assets available for benefits                  $298.8        $69.1       $83.1     $94.0      $37.1    $18.0     $7.6    $607.7
                                                   ======        =====       ======    =====      =====    =====     =====   ======

  The accompanying notes are an integral part of these financial statements.

                                     - 1 -

                     SAVINGS PLAN FOR SALARIED EMPLOYEES OF
            BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
            ----------------------------------------------------

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                                DECEMBER 31, 1997
      --------------------------------------------------------------------
                              (Dollars in Millions)


                                                             State Street
                                               State Street    S&P 500     Fidelity  Fidelity  Bethlehem   Self-
                                               Stable Fixed    Flagship    Puritan   Magellan    Stock    Managed   Loan      Total
                                               Income Fund       Fund        Fund      Fund      Fund     Account   Fund      Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----      ------

Assets


  Investments                                      $269.9        $55.9       $81.3     $73.4      $33.7     $13.7       -     $527.9
  Loans to participants                                 -            -           -         -          -         -    $ 9.0       9.0
  Receivables
    Interest                                          1.7            -           -         -          -         -        -       1.7
    Contributions - Employees                          .5           .2          .2        .3          -         -        -       1.2
    Contributions - Employer                            -            -           -         -         .5         -        -        .5
  Interfund transfers receivable (payable)             .1            -           -        .1         .1         -      (.3)        -
  Cash and cash equivalents                          24.5            -          .7        .5         .8         -        -      26.5
                                                   ------        -----       -----     -----      -----     -----    ------   ------
Net assets available for benefits                  $296.7        $56.1       $82.2     $74.3      $35.1     $13.7    $ 8.7    $566.8
                                                   ======        =====       =====     =====      =====     =====    ======   ======


   The accompanying notes are an integral part of these financial statements.

                                     - 2-

             SAVINGS PLAN FOR SALARIED EMPLOYEES OF
      BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
      ----------------------------------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                      WITH FUND INFORMATION
                   YEAR ENDED DECEMBER 31, 1998
    ---------------------------------------------------------
                        (Dollars in Millions)


                                                             State Street
                                               State Street    S&P 500     Fidelity  Fidelity  Bethlehem   Self-
                                               Stable Fixed    Flagship    Puritan   Magellan    Stock    Managed   Loan     Total
                                               Income Fund       Fund        Fund      Fund      Fund     Account   Fund     Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----   --------

Additions to net assets attributed to:
  Investment income
   Net appreciation in fair value
     of investments                                    -         $15.3      $ 3.7     $19.3         -     $ 2.3        -   $ 40.6
  Interest                                        $ 19.3             -          -         -     $  .1         -     $ .7     20.1
  Dividends                                            -             -        8.8       4.5         -        .5        -     13.8

  Contributions
   Employees                                         5.7           3.0        2.8       3.5        .2         -        -     15.2
   Employer                                            -             -          -         -       6.3         -        -      6.3
                                                  -------        ------     ------    ------    ------    ------    -----  -------
     Total additions                                25.0          18.3       15.3      27.3       6.6       2.8       .7     96.0
                                                  -------        ------     ------    ------    ------    ------    -----  -------
Deductions from net assets attributed to:
   Withdrawals and distributions to
    participants                                   (34.5)         (5.2)      (6.7)     (5.7)     (2.7)        -      (.3)   (55.1)
                                                  -------        ------     ------    ------    ------    ------    -----  -------
     Net increase (decrease)
     prior to interfund transfers                   (9.5)         13.1        8.6      21.6       3.9       2.8       .4     40.9
                                                  -------        ------     ------    ------    ------    ------    -----  -------
Interfund transfers                                 11.6           (.1)      (7.7)     (1.9)     (1.9)      1.5     (1.5)       -
                                                  -------        ------     ------    ------    ------    ------    -----  -------
     Net increase (decrease)                         2.1          13.0         .9      19.7       2.0       4.3     (1.1)    40.9
Net assets available for benefits:
     Beginning of year                             296.7          56.1       82.2      74.3      35.1      13.7      8.7    566.8
                                                  -------        ------     ------    ------    ------    ------    -----  -------
     End of year                                  $298.8         $69.1      $83.1     $94.0     $37.1     $18.0     $7.6   $607.7
                                                  =======        ======     ======    ======    ======    ======    =====  =======


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


                                                             State Street
                                               State Street    S&P 500     Fidelity  Fidelity  Bethlehem   Self-
                                               Stable Fixed    Flagship    Puritan   Magellan    Stock    Managed   Loan      Total
                                               Income Fund       Fund        Fund      Fund      Fund     Account   Fund      Funds
                                               ------------  ------------  --------  --------  ---------  -------   ----     -------
Additions to net assets attributed to:
  Investment income
   Net appreciation (depreciation) in fair
     value of investments                              -        $12.4       $ 8.8     $10.7    $ (1.2)    $ 1.1         -    $ 31.8
  Interest                                        $ 19.9            -           -         -        .1         -      $ .8      20.8
  Dividends                                            -            -         6.6       4.8         -        .6         -      12.0

  Contributions
   Employees                                         6.4          2.5         2.9       3.1        .2         -         -      15.1
   Employer                                            -            -           -         -       6.6         -         -       6.6
                                                  -------       ------      ------    ------    ------    -----      -----   -------
     Total additions                                26.3         14.9        18.3      18.6       5.7       1.7        .8      86.3
                                                  -------       ------      ------    ------    ------    -----      -----   -------
Deductions from net assets attributed to:
  Withdrawals and distributions to
    participants                                   (41.2)        (3.6)       (6.0)     (6.0)     (2.5)        -       (.3)    (59.6)
                                                  -------       ------      ------    ------    ------    -----      -----   -------
     Net increase (decrease)
     prior to interfund transfers                  (14.9)        11.3        12.3      12.6       3.2       1.7        .5      26.7
                                                  -------       ------      ------    ------    ------    -----      -----   -------
Interfund transfers                                 (8.1)        12.0        (2.3)     (2.9)       .7       2.2      (1.6)        -
                                                  -------       ------      ------    ------    ------    -----      -----   -------
     Net increase (decrease)                       (23.0)        23.3        10.0       9.7       3.9       3.9      (1.1)     26.7
Net assets available for benefits:
     Beginning of year                             319.7         32.8        72.2      64.6      31.2       9.8       9.8     540.1
                                                  -------       ------      ------    ------    ------    -----      -----   -------
     End of year                                  $296.7        $56.1       $82.2     $74.3     $35.1     $13.7      $8.7    $566.8
                                                  =======       ======      ======    ======    ======    =====      =====   =======

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

         The Plan is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Under the terms of the Plan, an eligible salaried employee may elect to have up to a maximum of 21% of eligible salary contributed as Before-Tax Contributions and up to a maximum of from 10% to 14% of eligible salary as After-Tax Contributions through payroll deductions, depending upon the length of continuous service and the amount elected as Before-Tax Contributions. Before-Tax and After-Tax Contributions are subject to a combined limit of 21% of eligible salary.

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

Accounting Estimates
--------------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and contingency disclosures at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results could differ from these estimates.


NOTE C - CONTRIBUTIONS AND INVESTMENT OPTIONS

         Contributions are paid by Bethlehem to the Trustee the week after they were earned. Before-Tax and After-Tax Employee Contributions are allocated among the State Street Stable Fixed Income Fund, State Street S&P 500 Flagship Fund, Fidelity Puritan Fund, Fidelity Magellan Fund and Bethlehem Stock Fund in multiples of 1% at each participant's election. Matching Company Contributions are required to be initially invested in the Bethlehem Stock Fund. After a period of two full calendar years, these Matching Company Contributions can be transferred to any of the other available investment funds.

         The State Street Stable Fixed Income Fund (the Fixed Income Fund) is a fixed income fund consisting of investments in fully benefit responsive guaranteed annuity contracts (GAC) and one immediate participation guarantee contract. The contracts are credited with interest at the rates specified in the applicable contracts, which range from 5.52% to 14.40% and 5.17% to 9.75% for the years ended December 31, 1998 and 1997, respectively. The Fixed Income Fund had an average yield of 6.77% for 1998 and 6.71% for 1997. The Fixed Income Fund had seven contracts at December 31, 1998 and five contracts at December 31, 1997, representing 18.2% and 14.7% of the fund's net assets, respectively, that had interest rate reset provisions. These contracts were credited with interest rates ranging from 5.90% to 14.40% and from 6.07% to 9.75% for the years ended December 31, 1998 and 1997, respectively. Interest earned on investments in the Fixed Income Fund is reinvested in that fund. There were no individual investments at December 31, 1998 and 1997 representing 5% or more of the Plan's net assets. As discussed in Note B, the contracts are included in the financial statements at contract value, which approximates fair value, due to their fully benefit responsive nature.

         The State Street S&P 500 Flagship Fund is a diversified equity investment fund; the Fidelity Puritan Fund is a growth and income mutual fund; and the Fidelity Magellan Fund is an equity growth mutual fund. Earnings on investments are reinvested in the fund in which they are earned.

         Contributions to the Bethlehem Stock Fund are used to purchase shares of Bethlehem Common Stock. There were no dividends on Bethlehem Common Stock for 1998 and 1997. The Plan provides that shares of Bethlehem Common Stock may be purchased by the Trustee on the open market or directly from Bethlehem. The Plan also permits, in lieu of cash contributions to the Trustee for the purchase of shares of Bethlehem Common Stock, the transfer by Bethlehem of the necessary number of shares of Bethlehem Common Stock directly to the Trustee. During 1998 and 1997, Matching Company Contributions were made in shares of Bethlehem Common Stock and all other contributions were made in cash.

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

NOTE D - LOAN PROVISION

         The Plan has a loan provision to permit an eligible participant to borrow up to 50% of his vested account balance, subject to a minimum loan of $1,000 and a maximum loan of $50,000. Any participant with an account balance of $2,000 or more is eligible for a loan. A participant is permitted to have up to two loans outstanding at one time.


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

         At December 31, 1998 and 1997, the Plan had a $462,590 and $23,198 obligation for withdrawals and distributions processed and approved, but not yet paid to participants. This obligation is reported as a liability for Department of Labor Form 5500 reporting purposes, but not for purposes of these financial statements.

NOTE F - FAIR VALUE OF INVESTMENTS

         Investments valued at fair value are as follows (dollars in millions except per share amounts):

                                                          Fair Value
                                                     --------------------
                                       Shares        Per Share     Amount
                                       ------        ---------     ------
December 31, 1998
-----------------

State Street S&P 500 Flagship Fund*    335,126       $204.720      $68.6

Fidelity Puritan Fund*               4,107,668         20.070       82.5

Fidelity Magellan Fund*                770,655        120.820       93.1

Bethlehem Stock Fund*                4,278,815          8.375       35.8

December 31, 1997
-----------------

State Street S&P 500 Flagship Fund*    350,479       $159.256      $55.8

Fidelity Puritan Fund*               4,192,488         19.380       81.2

Fidelity Magellan Fund*                770,621         95.270       73.4

Bethlehem Stock Fund*                3,910,081          8.625       33.7

   * The investment funds identified represented 5% or more of the Plan's net assets for the applicable year ended December 31.


NOTE G - RELATED PARTY TRANSACTIONS

         The Plan invests in shares of funds managed by State Street. State Street acts as trustee for only those investments as defined by the Plan. Transactions in such investments qualify as party-in-interest transactions which are exempt from the prohibited transaction rules.

NOTE H - TAX STATUS

         Bethlehem has received determinations from the Internal Revenue Service, the most recent of which is dated August 11, 1995, that the Trust forming part of the Plan is a qualified trust within the meaning of Section 401(a) of the Internal Revenue Code and is exempt from Federal income tax under
Section 501(a) of such Code. The Plan has been amended since receiving the determination letter. However, management believes the Plan is designed and operating in accordance with the Internal Revenue Code.

         Participants are not subject to Federal income tax on Before-Tax Contributions, on Matching Company Contributions or on earnings credited to their accounts until withdrawal or distribution of such amounts in accordance with the provisions of the Plan.


NOTE I - TERMINATION OF THE PLAN

         Although it has not expressed an intention to do so, Bethlehem has the right to terminate the Plan subject to the provisions of ERISA. Upon termination of the Plan or the complete discontinuance of Matching Company Contributions, the amounts credited to participants' accounts will be fully vested and nonforfeitable.


NOTE J - OTHER MATTERS

         The Plan's Fixed Income Fund held a Mutual Benefit Life Insurance Company (MBL) GAC which was scheduled to mature on September 30, 1992, at a contract rate of 8.0%. On July 16, 1991, New Jersey's Department of Insurance placed MBL under rehabilitation and placed a moratorium on withdrawals from all GACs issued by MBL. The Plan continued to accrue interest on this contract; however, effective January 1, 1992, such accruals were reduced from 8.0% to 3.0% as an estimate of the actual interest rate to be determined in the rehabilitation process. On November 10, 1993, the Superior Court of New Jersey approved the Plan of Rehabilitation for MBL. This Rehabilitation Plan provided contractholders with the option to Opt-In (participate in the Rehabilitation
Plan) or Opt-Out (receive a series of payments). Effective March 28, 1994, State Street, acting as Investment Manager for the Fixed Income Fund, elected to Opt-In to the Plan of Rehabilitation. Under this election, the MBL GAC was restructured and issued as a Wrapped Accumulation Contract (WAC) whose assets are invested in a separate account of MBL Life Assurance Corporation (MBLLAC), a wholly-owned subsidiary of MBL. A consortium of insurance companies is guaranteeing the July 16, 1991, contract value and accrued interest through December 31, 1991, valued at approximately $7.2 million for the Plan. Additionally, the Rehabilitation Plan provides for interest on the MBLLAC WAC at rates of 14.40% beginning November 1, 1998, 9.75% for July 1, 1997 through October 31, 1997 and 6.35% for the first half of 1997. Therefore, the guaranteed value and accrued interest, as determined by the

Rehabilitation Plan, is $10.3 million at December 31, 1998. Subsequent to 1994, interest rates are reset periodically until final maturity, but cannot go below 0%. On January 9, 1997, the Supreme Court of New Jersey approved a new settlement agreement which provides for the restructured MBLLAC WAC to be paid out on June 1, 1999. Accordingly, no provision for loss has been accrued for the MBL GAC, recorded at contract value, in the accompanying financial statements.



                                                                                                             SCHEDULE I

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


                                                     SAVINGS PLAN FOR SALARIED EMPLOYEES OF
                                              BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
                                              ----------------------------------------------------

                                                 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                                ------------------------------------------------


 (a)                     (b)                                    (c)                                    (d)             (e)
                  Identity of issue                  Description of investment                         Cost       Current Value
                  -----------------                  -------------------------                    -------------   --------------

       State Street Stable Fixed Income Fund
         Metropolitan Life Insurance Company         GAC at variable rates with open ended        $  11,808,879   $  11,808,879
                                                     maturity

         MBL Life Assurance Corporation              WAC at variable rates maturing 06/01/99         10,332,322      10,332,322

         Allstate Life Insurance Company             GAC at 8.23% maturing 06/30/99, 12/31/99         8,936,406       8,936,406

         Pacific Life Insurance Company              GAC at 6.79% maturing 07/31/2000,                8,535,004       8,535,004
                                                     07/31/2001, 04/30/2002

         J. P. Morgan & Company                      GAC at 7.06% maturing 12/15/99, 05/15/2001       8,366,344       8,366,344

         Principal Life Insurance Company            GAC at 8.09% maturing 06/30/99, 12/31/99         8,271,284       8,271,284

         AIG Life Insurance Company                  GAC at 6.91% maturing 02/26/99, 08/31/2000,      8,241,648       8,241,648
                                                     11/30/2001

         Transamerica Occidental Life                GAC at variable rates maturing 05/15/2000,       8,201,745       8,201,745
           Insurance Company                         07/15/2003

         Transamerica Occidental Life                GAC at 7.00% maturing 04/30/99,                  8,193,048       8,193,048
           Insurance Company                         04/28/2000, 01/31/2001, 04/30/2001

         New York Life Insurance Company             GAC at 6.22% maturing 05/15/2002                 8,022,150       8,022,150

         AIG Financial Products Corporation          GAC at 6.6472% maturing 08/06/2001,              7,908,749       7,908,749
                                                     02/06/2002

         GE Life Insurance Company                   GAC at 6.90% maturing 11/30/99, 12/29/2000,      7,770,166       7,770,166
                                                     06/29/2001, 03/29/2002, 06/28/2002

         CDC Investment Management Corporation       GAC at 5.90% maturing 08/31/2001, 11/30/2001,    7,034,164       7,034,164
                                                     02/28/2002, 05/31/2002, 08/30/2002

         Metropolitan Life Insurance Company         IPG Contract at variable rates                   6,553,023       6,553,023

         Transamerica Occidental Life                GAC at 6.32% maturing 11/01/99,                  6,476,328       6,476,328
           Insurance Company                         05/01/2000, 10/31/2000

         Monumental Life Insurance Company           GAC at 6.37% maturing 11/30/2000,                6,408,167       6,408,167
                                                     10/31/2001, 10/31/2002

         GE Life Insurance Company                   GAC at 6.05% maturing 06/30/2000,                6,280,593       6,280,593
                                                     07/02/2001, 07/01/2002

         Principal Life Insurance Company            GAC at 6.18% maturing 12/31/2001,                6,204,176       6,204,176
                                                     12/31/2002

         Protective Life Insurance Company           GAC at 6.05% maturing 06/30/2000,                6,179,332       6,179,332
                                                     01/02/2001

         Metropolitan Life Insurance Company         GAC at 5.71% maturing 04/02/2001,                6,100,326       6,100,326
                                                     10/02/2001, 03/29/2002

         Travelers Life and Annuity Company          GAC at 5.52% maturing 01/31/2000,                6,040,767       6,040,767
                                                     02/29/2000, 02/28/2001


                                                                                                                     SCHEDULE I

                                                                                                               EIN:  24-0526133
                                                                                                               PN:   100


                                                     SAVINGS PLAN FOR SALARIED EMPLOYEES OF
                                              BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
                                              ----------------------------------------------------

                                                 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                                 -----------------------------------------------




 (a)                     (b)                                         (c)                               (d)             (e)
                  Identity of issue                       Description of investment                    Cost       Current Value
                  -----------------                       -------------------------               -------------   --------------

       State Street Stable Fixed Income Fund
         (cont'd)

         Principal Life Insurance Company            GAC at 5.71% maturing 05/31/2001,                6,010,049       6,010,049
                                                     01/31/2002, 07/31/2002

         Transamerica Occidental Life Insurance      GAC at variable rates maturing 02/18/2000,       6,008,185       6,008,185
           Company                                   08/18/2003

         New York Life Insurance Company             GAC at 6.02% maturing 05/15/2003                 5,910,409       5,910,409

         Monumental Life Insurance Company           GAC at variable rates maturing 03/31/99,         5,897,946       5,897,946
                                                     12/31/99, 03/31/2000

         Union Bank of Switzerland                   GAC at variable rates maturing 01/14/2000,       5,643,768       5,643,768
                                                     07/15/2002

         Continental Assurance Company               GAC at 7.16% maturing 08/31/99, 05/31/2000       5,149,215       5,149,215

         CDC Investment Management Corporation       GAC at 7.37% maturing 03/31/99                   5,090,427       5,090,427

         CDC Investment Management Corporation       GAC at 6.415% maturing 11/15/2002                5,056,476       5,056,476

         The Prudential Insurance Company            GAC at 6.21% maturing 05/31/99, 10/29/99         4,858,544       4,858,544

         John Hancock Mutual Life Insurance Company  GAC at 6.80% maturing 10/02/2000,                4,622,091       4,622,091
                                                     10/01/2001

         Principal Life Insurance Company            GAC at 6.15% maturing 07/30/99, 07/31/2000       4,610,449       4,610,449

         Principal Life Insurance Company            GAC at 6.42% maturing 11/30/2001                 4,568,865       4,568,865

         The Prudential Insurance Company            GAC at 6.83% maturing 09/30/99                   4,546,714       4,546,714
           of America

         First Allmerica Life Insurance Company      GAC at 6.25% maturing 06/30/99                   4,442,943       4,442,943

         The Prudential Insurance Company            GAC at 6.74% maturing 10/31/2000,                4,152,045       4,152,045
           of America                                10/31/2001

         Transamerica Occidental Life Insurance      GAC at 6.08% maturing 11/30/99,                  3,686,317       3,686,317
           Company                                   11/30/2000

         New York Life Insurance Company             GAC at 6.20% maturing 01/29/99                   3,262,601       3,262,601

         CDC Investment Management Corporation       GAC at 8.14% maturing 03/31/99                   3,250,000       3,250,000

         Executive Life Insurance Company            Annual installments from trusts                    571,101         571,101
           Trust Assets

           Total State Street Stable
             Fixed Income Fund *                                                                    249,202,766     249,202,766

       State Street Bank and Trust Company *         S&P 500 Flagship Fund                           40,932,195      68,606,926

       Fidelity Institutional Retirement
          Services Company                           Puritan Fund                                    67,353,106      82,440,897

       Fidelity Institutional Retirement
          Services Company                           Magellan Fund                                   61,031,037      93,110,530

       Bethlehem Steel Corporation                   Stock Fund - $1 par value                       52,741,398      35,835,079

       State Street Bank and Trust Company *         Self-Managed Account                            14,141,045      17,998,213


                                                                                                                     SCHEDULE I

                                                                                                               EIN:  24-0526133
                                                                                                               PN:   100


                                                     SAVINGS PLAN FOR SALARIED EMPLOYEES OF
                                              BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
                                              ----------------------------------------------------

                                                 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                                 -----------------------------------------------


 (a)                     (b)                                   (c)                                      (d)             (e)
                  Identity of issue                  Description of investment                         Cost       Current Value
                  -----------------                  -------------------------                    -------------   --------------

       State Street Bank and Trust Company *         Short-Term Investment Fund                      51,589,911      51,589,911

       Participant Loans **                          Rates of 6.5% - 11.5%                                    0       7,806,303

           Grand Total                                                                            $ 536,991,458   $ 606,590,625


*    Indicates a party-in-interest.
**  An interest rate of prime plus 1%, based on month-end prior to date of loan origination, is charged on all employee loans.

                                                                                                             SCHEDULE II

                                                                                                       EIN:  24-0526133
                                                                                                       PN:   100


                                                                 SAVINGS PLAN FOR SALARIED EMPLOYEES OF
                                                          BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
                                                          ----------------------------------------------------

                                                                   SCHEDULE OF REPORTABLE TRANSACTIONS
                                                                   -----------------------------------


                                                                                                                (h)
                                                                                                              Current
                                                                                      (f)                      value       (i)
                                                                                    Expense                  of asset      Net
        (a)                                           (c)        (d)       (e)      incurred       (g)           on        gain
 Identity of party                    (b)           Purchase   Selling    Lease       with         Cost      transaction    or
      involved            Description of asset       price      price     Rental   transaction   of asset       date      (loss)
 -----------------        --------------------   ------------ ----------- ------  ------------- -----------  ------------ --------

State Street Bank and   Stable Fixed Income Fund $45,198,656                                    $45,198,656  $45,198,656
  and Trust Company

State Street Bank       Stable Fixed Income Fund              $41,170,777                       $41,170,777  $41,170,777
  and Trust Company



                      [Letterhead of PricewaterhouseCoopers LLP]

                             REPORT OF INDEPENDENT AUDITORS



To the Participants and Administrator of the Savings Plan for Salaried Employees of
Bethlehem Steel Corporation and Subsidiary Companies

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies (the "Plan) at December 31, 1998 and 1997, and the changes in net assets available for benefits for the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and of reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure Under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ PricewaterhouseCoopers LLP

June 25, 1999

                      CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796,
No. 2-67314, No. 33-23516, No. 33-23688, No. 33-52267, No. 33-58019, No.
33-58021, No. 33-60507, No. 33-53895 and No. 33-57157) of Bethlehem Steel
Corporation of our report dated June 25, 1999 relating to the financial statements of the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies, which appears in this Form 11-K.




/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
June 25, 1999

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Employee Benefits Administration Committee has duly caused this annual report to be signed by the undersigned, hereunto duly authorized.



                              Savings Plan for Salaried Employees of
                              Bethlehem Steel Corporation and
                              Subsidiary Companies



                              By:   /s/ A. E. Moffitt, Jr.
                                   ----------------------------
                                   A. E. Moffitt, Jr.
                                   Chairman, Employee Benefits
                                   Administration Committee



Date:  June 29, 1999

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




Date:  June 29, 1999