Form 10-Q
period 1999-06-30
BETHLEHEM STEEL CORP /DE/
filed 1999-08-05
CIK 11860

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended June 30, 1999
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


Number of Shares of Common Stock Outstanding as of July 30, 1999:
     130,839,939
     -----------

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                         Page No.
                                                         --------

PART I.  Financial Information

Consolidated Statements of Income-
   Three Months and Six Months Ended
   June 30, 1999 and 1998 (unaudited). . . . . . . . . .    2

Consolidated Balance Sheets-
   June 30, 1999 (unaudited), December 31, 1998
   and June 30, 1998 (unaudited) . . . . . . . . . . . .    3

Consolidated Statements of Cash Flows-
   Six Months Ended June 30, 1999
   and 1998 (unaudited). . . . . . . . . . . . . . . . .    4

Notes to Consolidated Financial Statements (unaudited) .    5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . . . .    6


PART II.  Other Information

   Item 1.  Legal Proceedings . . . . . . . . . . . . . .   11

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . .   11


Signatures  . . . . . . . . . . . . . . . . . . . . . . .   12

                          Bethlehem Steel Corporation

                     CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)


     Three Months                                                              Six Months
     Ended June 30                                                           Ended June 30
  -------------------                                                      -----------------
   1999         1998                                                        1999         1998
   ----         ----                                                        ----         ----

 $  984.8     $1,189.7     Net Sales                                       $1,944.3     $2,322.2
 ---------    ---------                                                    ---------    ---------
                           Costs and Expenses:
    915.5      1,008.8         Cost of sales                                1,803.9      1,965.8
     63.5         63.4         Depreciation and amortization                  124.7        123.2
                               Selling, administration
     31.8         28.7           and general expense                           61.2         54.0
                  35.0         Estimated loss on exiting businesses               -         35.0
 ---------    ---------                                                    ---------    ---------
  1,010.8      1,135.9     Total Costs and Expenses                         1,989.8      2,178.0
 ---------    ---------                                                    ---------    ---------
    (26.0)        53.8     Income (Loss) from Operations                      (45.5)       144.2

                           Financing Income (Expense):
    (12.1)       (12.1)        Interest and other financing costs             (26.0)       (23.7)
      1.9          3.6         Interest and other income                        4.2          6.9
 ---------    ---------                                                    ---------    ---------
    (36.2)        45.3     Income (Loss) before Income Taxes                  (67.3)       127.4
      6.5         (7.7)    Benefit (Provision) for Income Taxes                12.0        (21.2)
 ---------    ---------                                                    ---------    ---------
    (29.7)        37.6     Net Income (Loss)                                  (55.3)       106.2


     10.3         10.5     Dividends on Preferred and Preference Stock         20.6         21.0
 ---------    ---------                                                    ---------    ---------
 $  (40.0)    $   27.1     Net Income (Loss) Applicable to Common Stock    $  (75.9)    $   85.2
 =========    =========                                                    =========    =========
                           Net Income (Loss) per Common Share:
 $  (0.31)    $   0.23         Basic                                       $  (0.58)    $   0.73
 $  (0.31)    $   0.23         Diluted                                     $  (0.58)    $   0.72

                           Average Shares Outstanding:
    129.9        118.8         Basic                                          129.8        116.0
    129.9        120.2         Diluted                                        129.8        119.1


                                         Additional Data

    2,103        2,357     Steel products shipped (thousands of net tons)     4,106        4,578
    2,272        2,552     Raw steel produced (thousands of net tons)         4,801        5,039




The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation

                         CONSOLIDATED  BALANCE  SHEETS
                             (dollars in millions)

                                    ASSETS

                                               June 30                    June 30
                                                 1999     December 31      1998
                                             (unaudited)    1998        (unaudited)
                                             -----------  -----------   -----------

Current Assets:
  Cash and cash equivalents                  $   84.6    $   137.8     $  159.8
  Receivables, less allowances                  289.7        307.2        374.5
  Inventories:
    Raw materials                               286.4        319.9        329.4
    Finished and semifinished                   694.0        720.7        665.1
                                             ---------    ---------    ---------
                                                980.4      1,040.6        994.5
  Other current assets                            6.1          9.2         11.7
                                             ---------    ---------    ---------
Total Current Assets                          1,360.8      1,494.8      1,540.5
Investments and Miscellaneous Assets             97.0         98.0         99.4
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,220.3, $4,119.4, and $4,099.0            2,748.3      2,655.7      2,595.7
Deferred Income Tax Asset - net                 937.0        920.0        920.0
Net Assets of Discontinued Stainless
  Operations (Note 3)                            15.0        100.0        310.0
Goodwill, less accumulated amortization of
  $13.0, $7.0, and $1.0 (Note 3)                347.0        353.0        359.0
                                             ---------    ---------    ---------
Total Assets                                 $5,505.1     $5,621.5     $5,824.6
                                             =========    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                           $  384.9     $  417.9     $  438.1
  Accrued employment costs                      278.2        307.7        304.5
  Accrued taxes                                  52.6         53.4         49.0
  Debt and capital lease obligations             69.5         44.4        244.4
  Other current liabilities                     161.4        161.8        213.3
                                             ---------    ---------    ---------

Total Current Liabilities                       946.6        985.2      1,249.3

Pension Liability                               415.0        415.0        469.5
Postretirement Benefits Other Than Pensions   1,653.5      1,630.0      1,630.8
Long-term Debt and Capital Lease Obligations    614.9        627.7        647.6
Deferred Gain on Sales                          126.7        136.0          -
Other Long-term Liabilities                     328.5        338.1        340.4

Stockholders' Equity:
  Preferred Stock                                11.6         11.6         11.6
  Preference Stock                                2.2          2.2          2.4
  Common Stock                                  132.9        132.2        131.4
  Common Stock held in treasury at cost         (60.5)       (60.3)       (60.1)
  Additional paid-in capital                  1,976.8      1,991.6      2,003.4
  Accumulated deficit                          (643.1)      (587.8)      (601.7)
                                             ---------    ---------    ---------
Total Stockholders' Equity                    1,419.9      1,489.5      1,487.0
                                             ---------    ---------    ---------
Total Liabilities and Stockholders' Equity   $5,505.1     $5,621.5     $5,824.6
                                             =========    =========    =========

The accompanying Notes are an integral part of the Consolidated Financial
Statements.


                                      -3-

                         Bethlehem  Steel  Corporation

                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (dollars in millions)
                                  (unaudited)

                                                          Six Months Ended
                                                               June 30
                                                        ---------------------
                                                          1999         1998
                                                        ---------    ---------

Operating Activities:
     Net income (loss)                                  $  (55.3)    $  106.2

     Adjustments for items not affecting
     cash from operating activities:
        Depreciation and amortization                      124.7        123.2
        Estimated loss on exiting businesses                   -         35.0
        Deferred income taxes                              (12.0)        20.0
        Other - net                                         (1.6)         6.8

     Working capital (excluding financing and
     investing activities):
        Receivables - operating                            (50.3)        (2.9)
        Receivables - sold                                  70.0            -
        Inventories                                         60.2        (13.0)
        Accounts payable                                   (31.9)         7.1
        Employment costs and other                          (4.5)       (15.3)
                                                        ---------    ---------
Cash Provided from Operations before Pension Activities     99.3        267.1

Pension Activities:
     Pension expense                                        20.0         42.0
     Pension funding                                       (20.0)       (50.0)
                                                        ---------    ---------
Cash Provided from Continuing Operating Activities          99.3        259.1
                                                        ---------    ---------
Cash Provided from Operating Activities of
      Discontinued Stainless Operations (Note 3)            11.4          8.3
                                                        ---------    ---------
Investing Activities:
     Capital expenditures                                 (227.4)      (114.4)
     Purchase of Lukens (Note 3):
        Paid to Lukens stockholders, net of
          cash acquired                                        -       (327.8)
        Transaction and other related payments              (6.6)        (7.5)
     Cash proceeds from asset sales and other               87.0          5.4
                                                        ---------    ---------
Cash Used for Investing Activities                        (147.0)      (444.3)
                                                        ---------    ---------
Financing Activities:
     Borrowings                                             32.3        201.1
     Debt payments                                         (24.1)       (70.0)
     Cash dividends paid                                   (20.2)       (20.2)
     Other payments                                         (4.9)       (26.6)
                                                        ---------    ---------
Cash Provided by (Used for) Financing Activities           (16.9)        84.3
                                                        ---------    ---------
Net Decrease in Cash and Cash Equivalents                  (53.2)       (92.6)
Cash and Cash Equivalents - Beginning of Period            137.8        252.4
                                                        ---------    ---------
                          - End of Period               $   84.6     $  159.8
                                                        =========    =========
Supplemental Cash Flow Information:
     Interest paid, net of amount capitalized           $   25.1     $   20.3
     Income taxes paid (received)                       $   (0.3)    $    8.2
     Capital lease obligations incurred                 $    4.7     $      -

The accompanying Notes are an integral part of the Consolidated Financial Statements.

       NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS   (UNAUDITED)

1. The Consolidated Financial Statements as of and for the three month and six month periods ended June 30, 1999 and 1998 were not audited. However, in Management's opinion, the information reflects all adjustments necessary for a fair statement of the results for the periods presented. Management believes all adjustments were of a normal and recurring nature.

2. These Consolidated Financial Statements should be read together with the 1998 audited financial statements in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

3. On May 29, 1998, Bethlehem acquired all of the outstanding capital stock of Lukens Inc. The aggregate purchase price of $560.6 million comprises cash of $327.8 million, the issuance of 15.1 million shares of Bethlehem common stock valued at $184.8 million, and transaction related costs of $48.0 million. Bethlehem paid $6.6 million of the transaction related costs during the first six months of 1999. The transaction was accounted for as a purchase and, accordingly, Lukens' results are included in the Consolidated Financial Statements from the date of acquisition.

    The fair value (in millions) of the assets acquired and the liabilities assumed is as follows:

     Current assets                                        $ 187.8
     Property, plant and equipment                           265.1
     Net assets of discontinued stainless opertions          310.0
     Deferred tax asset, other                                75.4
     Goodwill                                                360.0
     Current liabilities                                    (105.0)
     Pension and other postretirement benefit liabilities   (230.0)
     Debt                                                   (268.5)
     Other long-term liabilities                             (34.2)
                                                           --------
     Purchase price, net of cash acquired                  $ 560.6
                                                           ========

    In February 1999, Bethlehem completed the sale of the stainless distribution business, Washington Specialty Metals Corporation for about $70 million. In April 1999, Bethlehem signed an agreement to sell the stainless sheet operations in Massillon, Ohio and Washington, Pennsylvania. Negotiations continue and are contingent on the prospective owner reaching a labor agreement with the USWA. The stainless and distribution businesses were acquired with the purchase of Lukens Inc. and are being accounted for as discontinued operations. Income or losses from these operations are not included in Bethlehem's operating results. Since the date of acquisition, these operations have incurred operating losses of about $33 million. The net assets of these operations are shown separately on the balance sheet and consist primarily of property, plant and equipment and working capital.

    Bethlehem will finalize all purchase accounting adjustments upon completion of the sale of the stainless sheet operations described above. Any future adjustments are not expected to materially affect the recorded values of the assets acquired or liabilities assumed, including the recorded amount of goodwill.

    The unaudited pro forma combined results (excluding stainless) for the first six months of 1998 as if Lukens had been acquired at the beginning of 1998 are estimated to be (dollars in millions, except per share data):

        Net Sales                 $ 2,561.9
        Income from Operations        154.5
        Net Income                    107.3

        Net Income per Share:
        Basic                     $     .68
        Diluted                         .67


4. On April 23, 1999 Bethlehem entered into a construction financing arrangement for the coversion of a continuous slab casting strand at Sparrows Point to a wide slab casting strand. The financing is for a maximum of $50 million with an interest rate of about 8% and a term of 16 months. As of June 30, 1999, Bethlehem had borrowed about $11 million under the financing. On July 21, 1999, Bethlehem entered into a loan arrangement for $60 million at an interest rate of about 7-1/4% and a term of 18 months to finance a portion of the cold rolling complex at Sparrows Point. Bethlehem will replace these construction financings with permanent financings upon the completion of the projects.

    On June 17, 1999, Bethlehem amended its existing non-reducing credit facility. The amendment increases the size of the facility from $600 million to $660 million by increasing the inventory credit agreement from $260 million to $320 million. The size of the receivables purchase agreement remains at $340 million and the maturity of the facility remains June 19, 2003.

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVIEW OF RESULTS:

SECOND QUARTER AND FIRST SIX MONTHS 1999
SECOND QUARTER AND FIRST SIX MONTHS 1998

         We reported a net loss of $30 million (($.31) per diluted share) for the second quarter of 1999 compared with net income of $38 million ($.23 per diluted share) for the second quarter of 1998. Results for the second quarter of 1999 include about $20 million ($17 million after-tax) of additional operating costs that were incurred in connection with the reline of our blast furnace at Sparrows Point. Results for the second quarter of 1998 include a $35 million ($29 million after-tax) estimated loss related to the closing of our Sparrows Point plate mill. Excluding this item, net income for the second quarter of 1998 would have been $67 million ($.45 per diluted share). Sales for the second quarter of 1999 were $985 million compared with $1.19 billion for the second quarter of 1998.


OPERATING RESULTS

         Our loss from operations was $26 million for the second quarter of 1999 compared with income from operations of $89 million (excluding the $35 million estimated loss) for the second quarter of 1998. Second quarter
1999 operating results declined from a year ago due to significantly lower realized prices and lower shipments, and the approximately $20 million of higher operating costs that were incurred in connection with the reline of our "L" blast furnace at Sparrows Point. Blast furnace production was discontinued on June 5 and is expected to resume in mid August 1999.

         Steel shipments of about 2.1 million net tons for the second quarter of 1999 were less than the 2.4 million net tons shipped in the second quarter of 1998 as lower shipments at Burns Harbor, Sparrows Point, and Pennsylvania Steel Technologies, Inc. more than offset additional plate shipments resulting from our acquisition of Lukens in May 1998.

         Our loss from operations for the first six months of 1999 was $46 million compared with income from operations of $179 million (excluding the estimated loss) for the first six months of 1998. Results declined primarily due to significantly lower realized prices and lower shipments.

         Second quarter 1999 operating results were slightly worse than the $20 million loss experienced in the first quarter of 1999. This was primarily due to lower realized prices, especially for plate products. This adverse effect of lower realized prices was partially offset by increased shipments and lower costs, primarily for raw materials, despite the additional costs that were incurred in connection with the blast furnace reline at Sparrows Point.


LIQUIDITY AND CAPITAL STRUCTURE

         At June 30, 1999, total liquidity, comprising cash, cash equivalents, and funds available under our bank credit arrangements, totaled $405 million compared with $479 million at December 31, 1998 and $602 million at June 30, 1998.

         For the first six months of 1999, cash provided from operations before pension activities was $99 million, including the sale of $70 million of receivables, compared with $267 million for the first six months of 1998. Principal uses of cash during the first six months of 1999 included capital expenditures of $227 million, debt repayments of $24 million, and pension funding of $20 million.

         Capital expenditures and investments are currently expected to be about $550 million in 1999. Major capital expenditures for 1999 include the previously announced construction of a new continuous cold mill complex, reline of the "L" blast furnace, and conversion of a continuous slab casting strand to a wide slab casting strand at Sparrows Point. It also includes construction and other spending related to a hot dip coating line joint venture with LTV that was previously announced. We recently began preliminary work on the caster conversion at Sparrows Point to coincide with the reline of the blast furnace to minimize production losses during the final stages of the conversion scheduled for second quarter 2000. We are also using the opportunity of the current production outage related to the blast furnace reline to complete various other modernization projects at Sparrows Point that will enhance the division's competitiveness.

         In addition to capital expenditures, other major uses of cash during the year are expected to include debt repayments and pension funding.

         We expect to maintain an adequate level of liquidity during 1999 with cash provided from operations, reductions in working capital, asset sales, project financings, and available funds under our credit arrangements.

         In June, we increased the size of our non-reducing credit arrangement from $600 million to $660 million by increasing the inventory credit agreement from $260 million to $320 million. The size of the receivables purchase agreement remains at $340 million, and the maturity date of the arrangement remains June 19, 2003. Two banks were added to our bank group, increasing the total to 15 domestic and international institutions.

         During the second half of this year, we anticipate that our working capital will be reduced by about $150 million, primarily from lower inventories. As previously reported, we also expect to complete certain agreed upon improvements that will enhance the performance of the facilities at Bethlehem Lukens Plate that will be used to provide conversion services to Allegheny Teledyne and to receive payment from them for a $70 million note which will then be payable.

         With respect to financings, in April, we entered into a $50 million construction financing arrangement for the wide slab casting strand project at Sparrows Point. We will replace the construction financing with a permanent financing upon the completion of the project in the third quarter of 2000. Additionally, in July we entered into a $60 million short- term loan arrangement with RZB Finance, LLC relating to a portion of our cold mill capital expenditures at Sparrows Point. We are also working jointly with LTV to arrange both construction and permanent financing for the hot dip coating line joint venture, which we expect to complete in the third quarter of this year.


INTERNATIONAL STEEL TRADE

         The steel trade crisis continues to adversely affect our performance. Shipments have been reduced and prices depressed. Average domestic steel industry prices for all products in 1999 are down 7% from average 1998 prices. This is the largest aggregate decline in nearly 20 years. Current industry market prices for hot rolled, cold rolled, and plate have declined 10%, 9%, and 15%, respectively, from a year ago.

         We will continue to take all appropriate legal actions and have pending hot rolled, cold rolled, and plate cases. Our public affairs activities are advancing with the Stand Up for Steel Campaign in coordination with the USWA, other leading steel companies, and others. Our government affairs actions are centered on working closely with the Administration and the Congress to bring about much needed trade law reform. We believe that all of these actions will in due course help to restore fair trade in steel.


LABOR CONTRACT

         Bethlehem and the USWA have reached a tentative labor agreement which is subject to ratification by the USWA membership. We believe the tentative long-term, five-year, labor agreement is a fair and reasonable contract that provides stability to our customers, suppliers, employees, and stockholders. The new labor agreement will provide Bethlehem with a sound basis to advance our objective of creating partnerships among employees, and to improve our productivity and overall competitiveness.


YEAR 2000

         Problems created by the once common programming practice of storing date information using only the last two digits to indicate the year will impact all businesses and government organizations as we approach the year 2000. The scope of our Year 2000 Program involves many areas including our business and manufacturing computing systems, the associated personal computing, communications and infrastructure elements, and the Year 2000 readiness of our key suppliers and customers. The major elements of our program are inventory, risk assessment, remediation, testing, and contingency planning.

         We have been actively working on resolving the Year 2000 problem for over four years. The effort was initiated with a large pilot project in late 1994 during which five percent of our business applications were converted to be Year 2000 compliant. The pilot allowed us to develop a methodology for solving our Year 2000 problem as well as a structure for effective management and timely correction of the problem within our systems. In late 1997, we conducted a 45-day test of converted business applications for Business Unit and Corporate systems as well as all operating system software in a full simulation of the Year 2000. We reset the system clock for various dates and tested the processing of date information before and after December 31, 1999, as well as processing of the Year 2000 as a leap year. This test was completed successfully and validated our processes and methods for addressing the Year
2000 problem.   Additional full-scale tests were conducted in December 1998,
January 1999, and March 1999. The results of these additional tests were positive and reinforced our approach for addressing the Year 2000 problem.

         We continue to evaluate the readiness of our key suppliers and customers. Starting in April 1998, we surveyed key suppliers, transportation providers, financial partners, and electronic data interchange trading partners. To date, responses have been received from 95% of those surveyed and we are currently confirming their compliance. Additionally, we have received correspondence from over 700 key customers regarding their Year 2000 readiness, and we will continue to review their readiness.

         We have completed the Year 2000 remediation of all critical functions. We have replaced, repaired, or re-engineered all systems that could significantly impact our ability to process orders, produce goods, provide services, ensure product quality, and perform other critical functions. Our focus is now on contingency planning and the final testing and verification of systems. Year 2000 business continuity planning and contingency planning are underway at all of our facilities and offices. We have prioritized critical business processes, developed probable and worst case failure scenarios, assessed the business impact of these potential failures, and developed risk management strategies to mitigate these risks. Our risk management strategies include operating, staffing, contingency, and triage plans. Our plans address both internal and external risks. Strategies for mitigating risk include the development of (1) operating and staffing plans for the Year 2000 rollover, (2) backup and/or alternate procedures, and (3) inventory requirements based on customer and supplier assessments. We are developing alternate plans for those business partners who may not be Year 2000 ready in significant areas and preparing contact lists and plans for working with key business partners during the rollover period to ensure a swift resolution to any problem. We plan to complete the contingency planning and remediate the few remaining non-critical systems by the end of the third quarter.

         The costs associated with our Year 2000 Program continue to be at planned levels. The costs will be charged to normal operating expenses. The total estimated incremental cost of this activity is approximately $7 million. We do not expect to incur any extraordinary charges associated with the effort, and no major computer projects have been deferred because of our Year 2000 Program.

         We believe that we have taken all reasonable steps to ensure our Year 2000 readiness. The success of our Year 2000 program now depends, to a large extent, on the Year 2000 readiness of our key business partners and, if necessary, the implementation of contingency plans. These and other unanticipated Year 2000 issues could have a material adverse effect on our results of operations or financial condition.


DIVIDENDS

         On July 28, 1999, our Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable September 10, 1999, to holders of record on August 10, 1999. No dividend was declared on Bethlehem's Common Stock.


OUTLOOK

         The domestic economy continues on a course of moderate growth and inflation remains relatively low. Competition remains intense in all of our markets due to unfairly traded imports, excess global steel capacity, new domestic supply, and continuing high levels of plate inventories in the marketplace.

         The reline of our "L" blast furnace at Sparrows Point is on schedule, and we expect the furnace to resume production in mid August 1999. The reline had an adverse impact on our costs of about $20 million during the second quarter and will also adversely affect costs in the third quarter by about the same amount. The tentative labor agreement reached with the USWA will be voted on by August 6, 1999, and we hope that it will be ratified by the membership. Our automotive customers are currently in active negotiations with their labor unions, and we also hope they will reach a mutually satisfactory agreement.

         While current business conditions remain difficult, we will continue our strategy of concentrating on steel and rebuilding our financial strength, and we are taking all necessary actions to reduce costs and improve our overall competitiveness.

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


PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at June 30, 1999.

         Bethlehem does not have any material developments in legal proceedings to report for the second quarter of 1999.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  EXHIBITS.

              The following is an index of the exhibits included in this Report on Form 10-Q:

                11.     Statement Regarding Computation of Earnings Per Share.

                27.     Financial Data Schedule.

        (b)  REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the second quarter of 1999.

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


                                      Bethlehem Steel Corporation
                                            (Registrant)
                                      by



                                      /s/ L. A. Arnett
                                      ------------------------------
                                      L. A. Arnett
                                      Vice President and Controller
                                      (principal accounting officer)

Date:   August 5, 1999

                                 EXHIBIT INDEX

        The following is an index of the exhibits included in this Report:



                                    Exhibit
                                    -------


11     Statement Regarding Computation of Earnings Per Share


27     Financial Data Schedule

                                                             EXHIBIT (11)

                          Bethlehem Steel Corporation

             Statement Regarding Computation of Earnings Per Share

     (dollars in millions and shares in thousands, except per share data)

   Three Months                                                          Six Months
   Ended June 30                                                       Ended June 30
-------------------                                                    -----------------
  1999       1998         Basic Earnings Per Share                      1999       1998
  ----       ----         ------------------------                      ----       ----
 ($29.7)     $37.6    Net Income (Loss)                                ($55.3)    $106.2
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                         (5.0)      (5.0)
   (3.1)      (3.1)     $5.00 Preferred Dividend                         (6.2)      (6.2)
   (4.5)      (4.5)     $3.50 Preferred Dividend                         (9.0)      (9.0)
   (0.2)      (0.4)     5% Preference Dividend                           (0.4)      (0.9)
--------   --------                                                   --------   --------
  (10.3)     (10.5)         Total Preferred and Preference Dividends    (20.6)     (21.1)
--------   --------                                                   --------   --------
 ($40.0)     $27.1    Net Income (Loss) Applicable to Common Stock     ($75.9)     $85.1
========   ========                                                   ========   ========

129,946    118,768    Average Shares of Common Stock                  129,808    115,957


 ($0.31)     $0.23    Basic Earnings (Loss) Per Share                  ($0.58)     $0.73
========   ========                                                   ========   ========

                         Diluted Earnings Per Share
                         --------------------------
 ($29.7)     $37.6    Net Income (Loss)                                ($55.3)    $106.2
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                         (5.0)      (5.0)
   (3.1)      (3.1)     $5.00 Preferred Dividend                         (6.3)      (6.2)
   (4.5)      (4.5)     $3.50 Preferred Dividend                         (9.0)      (9.0)
   (0.2)      (0.4)     5% Preference Dividend                           (0.4)       -
--------   --------                                                   --------   --------
 ($40.0)     $27.1    Net Income (Loss) Applicable to Common Stock     ($75.9)     $86.0
========   ========                                                   ========   ========
                      Average Shares of Common Stock and
                      Other Potentially Dilutive Securities Outstanding:
129,946    118,768      Common Stock                                  129,808    115,957
   *         1,432      Stock Options                                    *           784
   *          *         $2.50 Preferred Stock                            *          *
   *          *         $5.00 Preferred Stock                            *          *
   *          *         $3.50 Preferred Stock                            *          *
   *          *         5% Preference Stock                              *         2,366
--------   --------                                                   --------   --------
129,946    120,200              Total                                 129,808    119,107
========   ========                                                   ========   ========
 ($0.31)     $0.23    Diluted Earnings (Loss) Per Share                ($0.58)     $0.72
========   ========                                                   ========   ========





*  Antidilutive