Form 10-Q
period 1999-09-30
BETHLEHEM STEEL CORP /DE/
filed 1999-11-02
CIK 11860

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended September 30, 1999
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


Number of Shares of Common Stock Outstanding as of October 29, 1999:
     131,151,662
     -----------

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                             Page No.
                                                             --------

PART I.  Financial Information

Consolidated Statements of Income-
   Three Months and Nine Months Ended September 30, 1999
   and 1998 (unaudited)  . . . . . . . . . . . . . . . . . . .     2

Consolidated Balance Sheets-
   September 30, 1999 (unaudited), December 31, 1998
   and September 30, 1998 (unaudited). . . . . . . . . . . . .     3

Consolidated Statements of Cash Flows-
   Nine Months Ended September 30, 1999
   and 1998 (unaudited). . . . . . . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements (unaudited) . . .  .    5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . . . . . . .     6


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . .    11

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .    11


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .    12

                          Bethlehem Steel Corporation

                     CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

    Three Months Ended                                                             Nine Months Ended
       September 30                                                                  September 30
 ------------------------                                                      -----------------------
     1999          1998                                                          1999          1998
     ----          ----                                                          ----          ----
 $   958.3     $ 1,143.1     Net Sales                                        $ 2,902.6     $ 3,465.3
 ----------    ----------                                                     ----------    ----------
                             Costs and Expenses:
     962.0         988.4         Cost of sales                                  2,765.9       2,954.2
      62.9          63.4         Depreciation and amortization                    187.6         186.6
      32.0          32.2         Selling, administration and general expense       93.2          86.2
         -             -         Estimated loss on exiting businesses                 -          35.0
 ----------    ----------                                                     ----------    ----------
   1,056.9       1,084.0     Total Costs and Expenses                           3,046.7       3,262.0
 ----------    ----------                                                     ----------    ----------
     (98.6)         59.1     Income (Loss) from Operations                       (144.1)        203.3

                             Financing Income (Expense):
     (12.0)        (15.7)        Interest and other financing costs               (38.0)        (39.4)
       1.8           1.5         Interest and other income                          6.0           8.4
 ----------    ----------                                                     ----------    ----------
    (108.8)         44.9     Income (Loss) before Income Taxes                   (176.1)        172.3

      19.0          (7.8)    Benefit (Provision) for Income Taxes                  31.0         (29.0)
 ----------    ----------                                                     ----------    ----------
     (89.8)         37.1     Net Income (Loss)                                   (145.1)        143.3


      10.3          10.3     Dividends on Preferred and Preference Stock           30.9          31.3
 ----------    ----------                                                     ----------    ----------

 $  (100.1)    $    26.8     Net Income (Loss) Applicable to Common Stock     $  (176.0)    $   112.0
 ==========    ==========                                                     ==========    ==========

                             Net Income (Loss) per Common Share:
 $   (0.77)    $    0.21         Basic                                        $   (1.35)    $    0.93
 $   (0.77)    $    0.21         Diluted                                      $   (1.35)    $    0.92

                             Average Shares Outstanding:
     130.4         128.9         Basic                                            130.0         120.3
     130.4         131.3         Diluted                                          130.0         123.2

                                           Additional Data

     2,094         2,172     Steel products shipped (thousands of net tons)       6,200         6,750
     1,951         2,636     Raw steel produced (thousands of net tons)           6,752         7,675

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation

                         CONSOLIDATED  BALANCE  SHEETS
                             (dollars in millions)

                                     ASSETS

                                             September 30               September
                                                 1999      December 31    1998
                                              (unaudited)     1998      (unaudited)
                                             ============  ===========  ===========
Current Assets:
  Cash and cash equivalents                  $   103.0     $   137.8     $    96.2
  Receivables, less allowances                   304.8         307.2         253.2
  Inventories:
    Raw materials                                303.9         319.9         334.4
    Finished and semifinished                    581.7         720.7         736.8
                                             ----------    ----------    ----------
                                                 885.6       1,040.6       1,071.2
  Other current assets                             7.3           9.2           9.9
                                             ----------    ----------    ----------
Total Current Assets                           1,300.7       1,494.8       1,430.5
Investments and Miscellaneous Assets             117.8          98.0         103.3
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,260.2, $4,119.4, and $4,057.6             2,884.7       2,655.7       2,602.6
Deferred Income Tax Asset - net                  951.0         920.0         913.6
Net Assets of Discontinued Stainless
  Operations (Note 3)                             20.0         100.0         290.0
Goodwill, less accumulated amortization of
  $16.0, $7.0, and $4.0 (Note 3)                 344.0         353.0         356.0
                                             ----------    ----------    ----------
Total Assets                                 $ 5,618.2     $ 5,621.5     $ 5,696.0
                                             ==========    ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                           $   430.4     $   417.9     $   439.8
  Accrued employment costs                       277.0         307.7         311.1
  Accrued taxes                                   56.4          53.4          57.2
  Debt and capital lease obligations             144.7          44.4          44.4
  Other current liabilities                      147.9         161.8         174.9
                                             ----------    ----------    ----------
Total Current Liabilities                      1,056.4         985.2       1,027.4

Pension Liability                                409.0         415.0         415.0
Postretirement Benefits Other Than Pensions    1,658.6       1,630.0       1,641.3
Long-term Debt and Capital Lease Obligations     724.4         627.7         627.6
Deferred Gain on Sales                           122.0         136.0         140.6
Other Long-term Liabilities                      325.1         338.1         324.8

Stockholders' Equity:
  Preferred Stock                                 11.6          11.6          11.6
  Preference Stock                                 2.2           2.2           2.3
  Common Stock                                   133.2         132.2         131.9
  Common Stock held in treasury at cost          (60.6)        (60.3)        (60.3)
  Additional paid-in capital                   1,969.2       1,991.6       1,998.4
  Accumulated deficit                           (732.9)       (587.8)       (564.6)
                                             ----------    ----------    ----------
Total Stockholders' Equity                     1,322.7       1,489.5       1,519.3
                                             ----------    ----------    ----------
Total Liabilities and Stockholders' Equity   $ 5,618.2     $ 5,621.5     $ 5,696.0
                                             ==========    ==========    ==========


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation

                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (dollars in millions)
                                  (unaudited)

                                                          Nine Months Ended
                                                             September 30
                                                        ---------------------
                                                           1999         1998
                                                           ----         ----
Operating Activities:
     Net income (loss)                                  $ (145.1)    $  143.3

     Adjustments for items not affecting cash
     from operating activities:
        Depreciation and amortization                      187.6        186.6
        Estimated loss on exiting businesses                   -         35.0
        Deferred income taxes                              (31.0)        26.4
        Other - net                                          1.1         12.4

     Working capital (excluding financing and
     investing activities):
        Receivables - operating                            (65.3)       (31.7)
        Receivables - sold                                  70.0        150.0
        Inventories                                        154.9        (89.7)
        Accounts payable                                    13.5          8.8
        Employment costs and other                         (24.5)       (22.1)
                                                        ---------    ---------
Cash Provided from Operations before Pension Activities    161.2        419.0
Pension Activities:
     Pension expense                                        30.0         65.0
     Pension funding                                       (36.0)      (130.0)
                                                        ---------    ---------
Cash Provided from Continuing Operating Activities         155.2        354.0
                                                        ---------    ---------
Cash Provided from Operating Activities of
      Discontinued Stainless Operations (Note 3)            10.3         16.8
                                                        ---------    ---------
Investing Activities:
     Capital expenditures                                 (446.9)      (215.9)
     Purchase of Lukens (Note 3):
        Paid to Lukens stockholders, net of cash acquired      -       (327.8)
        Transaction and other related payments              (6.6)       (37.6)
     Cash proceeds from asset sales and other               93.8        199.6
                                                        ---------    ---------
Cash Used for Investing Activities                        (359.7)      (381.7)
                                                        ---------    ---------

Financing Activities:
     Borrowings                                            237.4        200.0
     Debt and capital lease payments                       (44.4)      (290.3)
     Cash dividends paid                                   (30.3)       (30.3)
     Other payments                                         (3.3)       (24.7)
                                                        ---------    ---------
Cash Provided by (Used for) Financing Activities           159.4       (145.3)
                                                        ---------    ---------
Net Decrease in Cash and Cash Equivalents                  (34.8)      (156.2)
Cash and Cash Equivalents - Beginning of Period            137.8        252.4
                                                        ---------    ---------
                          - End of Period               $  103.0     $   96.2
                                                        =========    =========
Supplemental Cash Flow Information:
     Interest paid, net of amount capitalized           $   41.9     $   32.1
     Income taxes paid (received)                       $   (0.2)    $    3.1
     Capital lease obligations incurred                 $    4.7     $      -


The accompanying Notes are an integral part of the Consolidated Financial Statements.

       NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS   (UNAUDITED)

1. The Consolidated Financial Statements as of and for the three month and nine month periods ended September 30, 1999 and 1998 were not audited. However, in Management's opinion, the information reflects all adjustments necessary for a fair statement of the results for the periods presented. Management believes all adjustments were of a normal and recurring nature.

2. These Consolidated Financial Statements should be read together with the 1998 audited financial statements in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

3. On May 29, 1998, Bethlehem acquired all of the outstanding capital stock of Lukens Inc. The aggregate purchase price of $560.6 million comprises cash of $327.8 million, the issuance of 15.1 million shares of Bethlehem common stock valued at $184.8 million, and transaction related costs of $48.0 million. Bethlehem paid $6.6 million of the transaction related costs during the first nine months of 1999. The transaction was accounted for as a purchase and, accordingly, Lukens' results are included in the Consolidated Financial Statements from the date of acquisition.

         The fair value (in millions) of the assets acquired and the liabilities assumed is as follows:

        Current assets                                         $ 187.8
        Property, plant and equipment                            265.1
        Net assets of discontinued stainless operations          318.0
        Deferred tax asset, other                                 70.4
        Goodwill                                                 360.0
        Current liabilities                                     (108.0)
        Pension and other postretirement benefit liabilities    (230.0)
        Debt                                                    (268.5)
        Other long-term liabilities                              (34.2)
                                                               --------
        Purchase price, net of cash acquired                   $ 560.6
                                                               ========

         In February 1999, Bethlehem completed the sale of the stainless distribution business, Washington Specialty Metals Corporation for about $70 million. In April 1999, Bethlehem signed an agreement to sell the stainless sheet operations in Massillon, Ohio and Washington, Pennsylvania. The prospective buyer was unable to reach a labor agreement with the USWA for the Washington facility. Negotiations continue for the Massillon facility and are contingent on the prospective owner reaching a labor agreement with the USWA. We are continuing with our efforts to sell the Washington facility. The stainless and distribution businesses were acquired with the purchase of Lukens Inc. and are being accounted for as discontinued operations. Income or losses from these operations are not included in Bethlehem's operating results. Since the date of acquisition, these operations have incurred operating losses of about $35 million. The net assets of these operations are shown separately on the balance sheet and consist primarily of property, plant and equipment and working capital.

         Bethlehem will finalize all purchase accounting adjustments upon completion of the sale of the stainless sheet operations described above. Any future adjustments are not expected to materially affect the recorded values of the assets acquired or liabilities assumed, including the recorded amount of goodwill.

         The unaudited pro forma combined results (excluding stainless) for the first nine months of 1998 as if Lukens had been acquired at the beginning of 1998 are estimated to be (dollars in millions, except per share data):

        Net Sales                 $ 3,705.0
        Income from Operations        212.7
        Net Income                    143.8

        Net Income per Share:
        Basic                     $     .88
        Diluted                         .86

4. On April 23, 1999 Bethlehem entered into a construction financing arrangement for the conversion of a continuous slab casting strand at Sparrows Point to a wide slab casting strand. The financing is for a maximum of $50 million with an interest rate of about 8% and a term of 16 months. As of September 30, 1999, Bethlehem had borrowed about $19 million under the financing. On July 21, 1999, Bethlehem entered into a loan arrangement for $60 million at an interest rate of about 7 1/4% and a term of 18 months to finance a portion of the cold rolling complex at Sparrows Point.

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

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVIEW OF RESULTS:

Third Quarter and First Nine Months 1999
Third Quarter and First Nine Months 1998


         Bethlehem reported a net loss of $90 million ($.77 per diluted share) for the third quarter of 1999 compared with net income of $37 million ($.21 per diluted share) for the third quarter of 1998. Results for the third quarter of 1999 include about $50 million ($41 million after tax) of additional operating costs that were incurred in connection with the reline of the blast furnace at Sparrows Point and certain other planned modernization and maintenance outages, and with the temporary idling of production at our majority owned iron ore operation located in Hibbing, Minnesota. The Hibbing operation was temporarily idled in order to reduce iron ore inventories that were built up due to the adverse effect that the high levels of steel imports have had on our steel production and shipments. Sales for the third quarter of 1999 were $958 million compared with $1.14 billion for the third quarter of 1998.

         For the first nine months of 1999, our net loss was $145 million ($1.35 per diluted share) on sales of $2.90 billion compared with net income of $143 million ($.92 per diluted share) on sales of $3.47 billion for the first nine months of 1998. Results for the first nine months of 1999 include about $70 million ($58 million after tax) of higher operating costs related to outages taken for the extensive planned maintenance and modernization work conducted in the second and third quarters and the temporary idling of Hibbing's iron ore operation in the third quarter. Results for the first nine months of 1998 include a $35 million ($29 million after-tax) charge related to the closing of our Sparrows Point plate mill. Excluding this charge, net income for the first nine months of 1998 was $172 million ($1.15 per diluted share).


OPERATING RESULTS

         Our loss from operations was $99 million for the third quarter of 1999 compared with income from operations of $59 million for the third quarter of 1998. Third quarter 1999 operating results declined from a year ago due to significantly lower realized prices and higher costs. Costs were higher during the third quarter of 1999 primarily due to the approximately $50 million of higher operating costs that were incurred in connection with planned modernization and maintenance outages, including the reline of our "L" blast furnace at Sparrows Point, and the temporary idling of Hibbing's iron ore operation.

         Our loss from operations for the first nine months of 1999 was $144 million compared with income from operations of $238 million (excluding the $35 million charge related to closing our Sparrows Point plate mill) for the first nine months of 1998. Results declined primarily due to significantly lower realized prices and lower shipments, as well as approximately $70 million of higher costs related to planned modernization and maintenance outages, and the temporary idling of Hibbing's iron ore operation.

         Third quarter 1999 operating results declined from the $26 million loss experienced in the second quarter of 1999 primarily due to higher costs. Costs were higher during the third quarter of 1999 primarily due to a larger portion of the blast furnace reline occurring in the quarter and the other costs discussed above.


LIQUIDITY AND CAPITAL STRUCTURE

         At September 30, 1999, total liquidity, comprising cash, cash equivalents, and funds available under our bank credit arrangements, totaled about $300 million compared with $479 million at December 31, 1998 and $430 million at September 30, 1998.

         For the first nine months of 1999, cash provided from operations before pension activities was $161 million, compared with $419 million for the first nine months of 1998. Other major sources of cash included new borrowings of $237 million and asset sales of $94 million. New borrowings included about $160 million from the inventory credit agreement portion of our non-reducing credit facility, use of about $56 million of our $60 million short-term loan arrangement relating to a portion of our cold mill capital expenditures, and about $19 million of our $50 million construction financing arrangement for the wide slab casting strand project at Sparrows Point. Asset sales included $70 million from the sale of our stainless distribution business, Washington Specialty Metals Corporation.

         Principal uses of cash during the first nine months of 1999 included capital expenditures of $447 million, debt repayments of $44 million and pension funding of $36 million. Capital expenditures included the reline of the "L" blast furnace, upgrades to the BOF shop, construction of a new cold mill complex, preliminary work for the conversion of a continuous slab casting strand to a wide slab casting strand at Sparrows Point, our previously announced joint ventures, Columbus Coatings Company and Columbus Processing Company, and our previously announced equity interest in MetalSite, an internet marketplace where companies can buy and sell metal products and services. Capital expenditures also included certain improvements we made to the Steckel plate mill at Bethlehem Lukens Plate (BLP). These improvements were made in accordance with our agreement to provide conversion services to Allegheny Teledyne. After a relatively short period of time for startup, testing, and becoming operational, we will receive a payment of $70 million from Allegheny Teledyne in connection with their purchase of certain stainless assets from us last year.

         Capital expenditures are currently expected to be about $600 million in 1999. Additionally, we expect to repay some of our outstanding borrowings under our bank arrangements during the remainder of the year, and we plan to make additional contributions to our pension trust, as appropriate.

         We expect to maintain an adequate level of liquidity during 1999 with cash provided from operations, asset sales, project financings, reductions in working capital, and available funds under our bank arrangements.


LABOR CONTRACT

         On August 6, 1999, the tentative labor agreement between Bethlehem and the USWA was ratified by the USWA membership. We believe the new long-term, five-year, labor agreement is a fair and reasonable contract that provides stability to our customers, suppliers, employees, and stockholders. The new labor agreement provides Bethlehem with a sound basis to advance our objective of creating partnerships among employees and to improve our productivity and overall competitiveness.


INTERNATIONAL STEEL TRADE

         The Steel trade crisis continues to severely injure Bethlehem. Both shipment levels and prices remain depressed. Average steel prices for domestic steel companies for all products in 1999 are down 7% from average 1998 steel prices. This is the largest aggregate decline in nearly 20 years. Overall market steel price declines for domestic steel companies for hot rolled, cold rolled, and plate were 8%, 7%, and 14%, respectively. For Bethlehem, a 1% increase or decrease in average realized price per ton results in an increase or decrease in net sales and pre-tax income of about $40 million.

         We will continue to take all appropriate legal actions. Currently, we have cold rolled and cut-to-length plate cases pending. Our public affairs activities are advancing with the Stand Up for Steel Campaign in coordination with the USWA, other leading steel companies, and others. Our government affairs actions are centered on working closely with the Administration and Congress for the full and unyielding enforcement of U.S. trade laws. We believe that all of these actions will in due course help to restore fair trade in steel.


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

         We have been actively working on resolving the Year 2000 problem for five years. The effort was initiated with a large pilot project in late 1994 during which five percent of our business applications were converted to be Year 2000 compliant. The pilot allowed us to develop a methodology for solving our Year 2000 problem as well as a structure for effective management and timely correction of the problem within our systems. In late 1997, we conducted a 45-day test of converted business applications for Business Unit and Corporate systems as well as all operating system software in a full simulation of the Year 2000. We reset the system clock for various dates and tested the processing of date information before and after December 31, 1999, as well as processing of the Year 2000 as a leap year. This test was completed successfully and validated our processes and methods for addressing the Year 2000 problem. Additional full-scale tests were conducted in December 1998, January 1999, and March 1999. The results of these additional tests were positive and reinforced our approach for addressing the Year 2000 problem.

         We continue to evaluate the readiness of our key suppliers and customers. Starting in April 1998, we surveyed key suppliers, transportation providers, financial partners, and electronic data interchange trading partners. To date, responses have been received from 97% of those surveyed and we are currently confirming their compliance. Additionally, we have received correspondence from over 700 key customers regarding their Year 2000 readiness, and we will continue to review their readiness.

         We have completed the Year 2000 remediation of all critical functions. We have replaced, repaired, or re- engineered all systems that could significantly impact our ability to process orders, produce goods, provide services, ensure product quality, and perform other critical functions. Our focus is now on contingency planning and the final testing and verification of systems. Year 2000 business continuity planning and contingency plans have been completed at all of our facilities and offices. We have prioritized critical business processes, developed probable and worst case failure scenarios, assessed the business impact of these potential failures, and developed risk management strategies to mitigate these risks. Our risk management strategies include operating, staffing, contingency, and triage plans. Our plans address both internal and external risks. Strategies for mitigating risk include the development of (1) operating and staffing plans for the Year 2000 rollover, (2) backup and/or alternate procedures, and (3) inventory requirements based on customer and supplier assessments. We are developing alternate plans for those business partners who may not be Year 2000 ready in significant areas and preparing contact lists and plans for working with key business partners during the rollover period to ensure a swift resolution to any problem.

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


DIVIDENDS

         On October 27, 1999, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable December 10, 1999, to holders of record on November 10, 1999. No dividend was declared on Bethlehem's Common Stock.


OUTLOOK

         The domestic economy continues on a course of moderate and sustainable growth. Competition remains intense in all of our markets due to excess global steel capacity, new domestic supply, and continuing high levels of plate inventories in the marketplace resulting from high levels of unfairly traded imports during this past year. However, overall market conditions are beginning to improve. Our order entry is increasing, and we believe our current order book and better market demand will allow us the opportunity to achieve some restoration of steel prices. Also, production has been resumed at Hibbing's iron ore operation.

         The planned modernization and maintenance work outages at Sparrows Point and improvements to the Steckel plate mill at BLP are now, for the most part, behind us and the affected facilities have returned to more normal operations. We believe that these projects, along with the completion of Sparrows Point's new cold mill complex, wide slab caster, and pulverized coal injection, which are all on schedule for completion next year, will result in significant improvements to our competitiveness and profitability for the longer term provided fair trade in steel is restored.

         We will continue our strategy of concentrating on steel and rebuilding our financial strength, and we will take all necessary actions to reduce costs and improve our overall competitiveness.

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



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at September 30, 1999.

         Bethlehem does not have any material developments in legal proceedings to report for the third quarter of 1999.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

              The following is an index of the exhibits included in this Report on Form 10-Q:

              4.  By-laws of Bethlehem Steel Corporation, as amended October 1,
                   1999.

              11.  Statement Regarding Computation of Earnings Per Share.

              27.  Financial Data Schedule.

        (b)  Reports on Form 8-K.

              Bethlehem did not file any reports on Form 8-K with the Securities and Exchange Commission during the third quarter of 1999.

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


                                    Bethlehem Steel Corporation
                                            (Registrant)
                                    by



                                    /s/ L. A. Arnett
                                    -----------------------------
                                    L. A. Arnett
                                    Vice President and Controller
                                    (principal accounting officer)

Date:  November 2, 1999

                                 EXHIBIT INDEX

    The following is an index of the exhibits included in this Report:

Item
 No.                         Exhibit
----                         -------
  4               By-laws of Bethlehem Steel Corporation, as amended
                  October 1, 1999

 11               Statement Regarding Computation of Earnings Per Share

 27               Financial Data Schedule

                                    BY-LAWS


                                      OF


                          BETHLEHEM STEEL CORPORATION



                                _______________


                          Incorporated under the Laws
                           of the State of Delaware

                                _______________





                          As Amended October 1, 1999

                                    BY-LAWS


                                      OF

                          BETHLEHEM STEEL CORPORATION


                               Table of Contents

                                                                      Page

                  ARTICLE I - Meetings of Stockholders, etc.

Section 1.01    Annual Meeting                                         1
Section 1.02    Business to be Brought Before an Annual
                Meeting of Stockholders                                1
Section 1.03    Special Meetings                                       2
Section 1.04    Place of Meetings                                      2
Section 1.05    Notice of Meetings                                     2
Section 1.06    Quorum                                                 3
Section 1.07    Organization                                           3
Section 1.08    Order of Business                                      3
Section 1.09    Voting                                                 4
Section 1.10    Inspectors of Election                                 5
Section 1.11    Consent of Stockholders in Lieu of Meeting             6


                        ARTICLE II - Board of Directors

Section 2.01    General Powers                                         8
Section 2.02    Number and Term of Office                              8
Section 2.03    Nominations for the Election of Directors              8
Section 2.04    Election of Directors                                  9
Section 2.05    Organization                                           9
Section 2.06    Resignations                                           9
Section 2.07    Vacancies, etc.                                        9
Section 2.08    Place of Meetings, etc.                                10
Section 2.09    First Meeting                                          10
Section 2.10    Regular Meetings                                       10
Section 2.11    Special Meetings; Notice                               10
Section 2.12    Quorum and Manner of Acting                            10
Section 2.13    Removal of Directors                                   11
Section 2.14    Compensation                                           11

                           ARTICLE III - Committees

Section 3.01    Executive Committee; How Constituted and Powers        11
Section 3.02    Organization, etc.                                     12
Section 3.03    Meetings                                               12
Section 3.04    Quorum and Manner of Acting                            12
Section 3.05    Resignations; Removal; Vacancies                       12
Section 3.06    Other Committees                                       13
Section 3.07    Procedures                                             13
Section 3.08    Action by Consent in Writing                           13


                             ARTICLE IV - Officers

Section 4.01    Number                                                 14
Section 4.02    Election and Term of Office                            14
Section 4.03    Agents, etc.                                           14
Section 4.04    Removal                                                14
Section 4.05    Resignations                                           14
Section 4.06    Vacancies                                              15
Section 4.07    Chief Executive Officer                                15
Section 4.08    Chairman                                               15
Section 4.09    President                                              15
Section 4.10    Vice Chairmen                                          15
Section 4.11    Executive Office                                       15
Section 4.12    Vice Presidents                                        16
Section 4.13    Assistant Vice Presidents                              16
Section 4.14    Business Unit Presidents                               16
Section 4.15    Controller                                             16
Section 4.16    Assistant Controllers                                  16
Section 4.17    General Counsel                                        17
Section 4.18    Treasurer                                              17
Section 4.19    Assistant Treasurers                                   17
Section 4.20    Secretary                                              18
Section 4.21    Assistant Secretaries                                  18
Section 4.22    Salaries                                               19


          ARTICLE V - Contracts, Checks, Drafts, Bank Accounts, etc.

Section 5.01    Contracts                                              19
Section 5.02    Appointment of Agents                                  19
Section 5.03    Loans                                                  19
Section 5.04    Checks, Drafts, etc.                                   20
Section 5.05    Deposits                                               20
Section 5.06    General and Special Bank Accounts                      20

Section 5.07    Proxies in Respect of Stock or Other
                Securities of Other Corporations                       20


                    ARTICLE VI - Shares and Their Transfer

Section 6.01    Certificates for Stock                                 21
Section 6.02    Transfers of Stock                                     21
Section 6.03    Regulations                                            22
Section 6.04    Lost, Stolen, Destroyed and Mutilated Certificates     22
Section 6.05    Fixing Date for Determination of Stockholders
                of Record in Certain Cases                             22


                          ARTICLE VII - Offices, etc.

Section 7.01    Registered Office                                      23
Section 7.02    Other Offices                                          23


                    ARTICLE VIII - Dividends, Surplus, etc.

Section 8.01    Dividends, Surplus, etc.                               23


   ARTICLE IX - Indemnification of Directors, Officers, Employees and Agents

Section 9.01    Third Party Actions                                    24
Section 9.02    Derivative Actions                                     25
Section 9.03    Determination of Entitlement to Indemnification        25
Section 9.04    Right to Indemnification Upon Successful
                Defense and For Service as a Witness                   26
Section 9.05    Advance of Expenses                                    26
Section 9.06    Indemnification Not Exclusive                          27
Section 9.07    Accrual of Claims; Successors                          27
Section 9.08    Corporate Obligations; Reliance                        27
Section 9.09    Insurance                                              27
Section 9.10    Definitions of Certain Terms                           28
Section 9.11    Saving Clause                                          28

                               ARTICLE X - Seal

Section 10.01   Seal                                                   28

                           ARTICLE XI - Fiscal Year

Section 11.01   Fiscal Year                                            28


                        ARTICLE XII - Waiver of Notices

Section 12.01   Waiver of Notices                                      29


                             ARTICLE XIII - Gender

Section 13.01   Gender                                                 29


                           ARTICLE XIV - Amendments

Section 14.01   Amendments                                             29

                                    BY-LAWS

                                      OF

                          BETHLEHEM STEEL CORPORATION


                                _______________


                                  ARTICLE I.

                        Meetings of Stockholders, etc.

       SECTION 1.01. Annual Meeting. The annual meeting of the stockholders of Bethlehem Steel Corporation (herein called the "Corporation") shall, unless the Board of Directors (herein called the "Board") shall designate another time or place, be held on the Tuesday immediately preceding the last Wednesday in April in each year (or, if that day shall be a legal holiday, then on the next preceding business day) at such hour as may be specified in the notice thereof, in the State of Delaware, and at such place within said State as shall be fixed by the Board, for the purpose of electing directors and for the transaction of such other business as may properly be brought before such meeting. If any annual meeting shall not be held on the day designated herein or the directors shall not have been elected thereat or at any adjournment thereof, the Board shall cause a special meeting of the stockholders to be held as soon thereafter as practicable for the election of directors. At such special meeting, the stockholders may elect directors and transact other business with the same force and effect as at an annual meeting of the stockholders duly called and held.

       SECTION 1.02. Business to be Brought Before an Annual Meeting of Stockholders. Any business properly brought before an annual meeting of the stockholders of the Corporation may be transacted at such meeting. To be properly brought before an annual meeting, business must be (i) specified in the notice of the meeting (or any supplement thereto) given by or at the direction of the Board, (ii) brought before the meeting by or at the direction of the chairman of the meeting or the majority of the whole Board or (iii) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given written notice of the proposed business, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation, and the Secretary shall receive such notice at least ninety
(90) days prior to the anniversary date of the immediately preceding annual meeting or not later than ten (10) days after notice or public disclosure of the date of the annual meeting shall be given or made to stockholders, whichever date shall be earlier. Subject to Section 2.03 hereof, any such notice shall set forth as to each item of business the stockholder shall propose to bring before the annual meeting (i) a brief description of such item of business and the reasons for conducting it at such meeting and, in the event that such item of business shall include a proposal to amend or to recommend the amendment of these By-laws, the text of the proposed amendment, (ii) the name and address of the stockholder proposing such item of business, (iii) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such item of business and (iv) any material interest of the stockholder in such item of business. Only business which shall have been properly brought before an annual meeting of stockholders in accordance with these By-laws shall be conducted at such meeting, and the chairman of such meeting may refuse to permit any business to be brought before such meeting which shall not have been properly brought before it in accordance with these By-laws.

       SECTION 1.03. Special Meetings. Except as otherwise required by law, special meetings of the stockholders for any purpose or purposes may be called only by (i) the Chairman, (ii) the President, (iii) the Secretary or (iv) the majority of the whole Board. Only such business as shall be specified in the notice of any special meeting of the stockholders shall come before such meeting.

       SECTION 1.04. Place of Meetings. Any meeting of the stockholders for the election of directors shall, unless the Board shall designate another place, be held in the State of Delaware, and at such place within said State as shall be fixed by the Board. All other meetings of the stockholders shall be held at such places, within or without the State of Delaware, as may from time to time be designated by the Board or in the respective notices or waivers of notice thereof.

       SECTION 1.05. Notice of Meetings. Every stockholder shall furnish the Secretary with an address at which notices of meetings and all other corporate notices may be sent to him. Except as otherwise expressly required by law, notice of each meeting of the stockholders, whether annual or special, shall, not less than ten (l0) nor more than sixty (60) days before the date of the meeting, be given to each stockholder of record entitled to vote at such meeting at the address furnished by him to the Secretary for such purpose, or, if he shall not have furnished to the Secretary his address for such purpose, but his address shall otherwise appear on the records of the Corporation, then at his address as it shall so appear on the records of the Corporation, or, if he shall not have furnished to the Secretary his address for such purpose and his address shall not otherwise appear on the records of the Corporation, then at the registered office of the Corporation in the State of Delaware. If mailed, notice shall be deemed given when deposited in the United States mail, postage prepaid. Except when expressly required by law, no publication of any notice of a meeting of the stockholders shall be required. Every notice of a meeting of the stockholders shall state the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting shall be called. Nevertheless, notice of any meeting of the stockholders shall not be required to be given to any stockholder who shall attend such meeting in person or by proxy except a stockholder who shall attend such meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business on the grounds that the meeting shall not have been lawfully called or convened; and, if any stockholder shall, in person or by attorney thereunto authorized, in writing or by telegraph, cable, wireless, telex, telefax, electronic or other form of recorded communication, waive notice of any meeting of the stockholders, notice thereof need not be given to him. It shall not be necessary to state in any notice of a meeting of the stockholders as a purpose thereof any matter relating to the conduct of such meeting. Except when expressly required by law, notice of any adjourned meeting of the stockholders need not be given if the time and place thereof shall be announced at the meeting at which the adjournment shall be taken, unless such adjournment shall be for more than thirty (30) days or a new record date shall be fixed for an adjourned meeting.

       SECTION 1.06. Quorum. At each meeting of the stockholders, with the exception of any meeting for the election of directors summarily ordered as provided by the General Corporation Law of the State of Delaware, stockholders holding of record a majority in voting interest of the stock of the Corporation entitled to be voted thereat shall be present in person or by proxy to constitute a quorum for the transaction of business. In the absence of a quorum at any such meeting or any adjournment or adjournments thereof, a majority in voting interest of those present in person or by proxy and entitled to vote thereat, or in the absence therefrom of all the stockholders, any officer entitled to preside at, or to act as secretary of, such meeting may adjourn such meeting from time to time. At any such adjourned meeting at which a quorum may be present any business may be transacted which might have been transacted at the meeting as originally called. The absence from any meeting of stockholders holding the number of shares of stock of the Corporation required by the laws of the State of Delaware or by the Second Restated Certificate of Incorporation of the Corporation, as from time to time amended, or by these By-laws for action upon any given matter shall not prevent action at such meeting upon any other matter or matters which may properly come before the meeting, if there shall be present thereat in person or by proxy stockholders holding the number of shares of stock of the Corporation required in respect of such other matter or matters.

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

       SECTION 1.08. Order of Business. The convening and adjournment of, and the order of business at, each meeting of the stockholders shall be determined by the chairman of such meeting.

       SECTION 1.09. Voting. Except as otherwise provided in the Second Restated Certificate of Incorporation of the Corporation, as from time to time amended, each stockholder shall be entitled to one vote in person or by proxy for each share of stock of the Corporation held by him and registered in his name on the books of the Corporation on the date fixed pursuant to the provisions of Section 6.05 hereof as the record date for the determination of stockholders who shall be entitled to notice of and to vote at the meeting of stockholders, or to express consent to corporate action in writing without a meeting, as the case may be. Shares of its own stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation shall be held by the Corporation, shall not be entitled to vote. Persons holding in a fiduciary capacity stock of the Corporation shall be entitled to vote such stock so held, and persons whose stock shall be pledged shall be entitled to vote such stock, unless in the transfer by the pledgor on the books of the Corporation he shall have expressly empowered the pledgee to vote thereon, in which case only the pledgee, or his proxy, may represent such stock and vote thereon. If shares of stock of the Corporation shall stand of record in the names of two or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, tenants by the entirety or otherwise, or if two or more persons shall have the same fiduciary relationship respecting the same shares of stock of the Corporation, unless the Secretary shall have been given written notice to the contrary and have been furnished with a copy of the instrument or order appointing them or creating the relationship wherein it is so provided, their acts with respect to voting shall have the following effect:

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

If the instrument so filed shall show that any such tenancy shall be held in unequal interests, the majority or even-split for the purpose of the next foregoing sentence shall be a majority or even-split in interest. Any vote on stock of the Corporation at any meeting of the stockholders by the stockholder entitled thereto, and any expression of consent or dissent to corporate action without a meeting by the stockholder entitled to express such consent or dissent, may be given in person or by duly authorized proxy; provided, however, that no proxy shall be voted or acted upon after three (3) years from its date, unless said proxy shall provide for a longer period. Without limiting the manner in which a stockholder may authorize another person or persons to act for him as proxy under applicable law, the following shall constitute a valid means by which a stockholder may grant such authority: (i) a stockholder may execute a writing authorizing another person or persons to act for him as proxy, which execution may be accomplished by the stockholder or his authorized officer, director, employee or agent signing such writing or causing his signature to be affixed to such writing by any reasonable means including, but not limited to, by facsimile signature; and (ii) a stockholder may authorize another person or persons to act for him as proxy by transmitting or authorizing the transmission of a telegram, cablegram or other means of electronic transmission to the person who will be the holder of the proxy or to a proxy solicitation firm, proxy support service organization or like agent duly authorized by the person who will be the holder of the proxy to receive such transmission, provided that any such telegram, cablegram or other means of electronic transmission must either set forth or be submitted with information from which it can be determined that the telegram, cablegram or other electronic transmission was authorized by the stockholder. Any copy, facsimile telecommunication or other reliable reproduction of the writing or transmission created in accordance with the preceding sentence may be substituted or used in lieu of the original writing or transmission for any and all purposes for which the original writing or transmission could be used, provided that such copy, facsimile telecommunication or other reproduction shall be a complete reproduction of the entire original writing or transmission. At all meetings of the stockholders all matters, except those specified in Section 2.04 hereof, and except also those the manner of deciding upon which shall be otherwise expressly regulated by law or regulation, the rules and regulations of any stock exchange applicable to the Corporation or the Second Restated Certificate of Incorporation of the Corporation, as from time to time amended, shall be decided by the vote of a majority in voting interest of the stockholders present in person or by proxy and entitled to vote thereat, a quorum being present. Except in the case of votes for the election of directors, unless demanded by a stockholder of the Corporation present in person or by proxy at any meeting of the stockholders and entitled to vote thereat or so directed by the chairman of the meeting, the vote thereat on any other question need not be by ballot. Upon a demand of any such stockholder for a vote by ballot on any question or at the direction of such chairman that a vote by ballot be taken on any question, such vote shall be taken. On a vote by ballot each ballot shall be signed by the stockholder voting, or by his proxy, if there be such proxy, and shall state the number of shares voted.

       SECTION 1.10. Inspectors of Election. The Corporation shall, in advance of any meeting of stockholders, appoint one or more inspectors of election, who may be employees of the Corporation, to act at the meeting or any adjournment thereof and to make a written report thereof. The Corporation may designate one or more persons as alternative inspectors to replace any inspector who fails to act. In the event that no inspector so appointed or designated is able to act at a meeting of stockholders, the person presiding at the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath to execute faithfully the duties of inspector with strict impartiality and according to the best of his ability. The inspector or inspectors so appointed or designated shall (i) ascertain the number of shares of capital stock of the Corporation outstanding and the voting power of each such share, (ii) determine the shares of capital stock of the Corporation represented at the meeting and the validity of proxies and ballots, (iii) count all votes and ballots, (iv) determine and retain for a reasonable period a record of the disposition of any challenges made to any determination by the inspectors and (v) certify their determination of the number of shares of capital stock of the Corporation represented at the meeting and such inspectors' count of all votes and ballots. Such certification and report shall specify such other information as may be required by law. In determining the validity and counting of proxies and ballots cast at any meeting of stockholders of the Corporation, the inspectors may consider such information as is permitted by applicable law. No person who is a candidate for an office at an election may serve as an inspector at such election.

       SECTION 1.11. Consent of Stockholders in Lieu of Meeting. (a) Anything in these By-laws to the contrary notwithstanding, any action required by the General Corporation Law of the State of Delaware to be, or which may be, taken at any annual or special meeting of the stockholders may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed in person or by proxy by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and if the procedures in this Section 1.11 shall be complied with.

       (b) A record date for determining stockholders entitled to express consent to stockholder action in writing without a meeting shall be fixed by the Board (a "Consent Record Date"), which record date shall not precede the date upon which the resolution fixing the Consent Record Date shall be adopted by the Board and which shall not be more than ten (10) days after the date upon which such resolution shall have been adopted. Any person seeking to have the stockholders authorize or take action by written consent without a meeting shall give written notice either by personal delivery or by United States mail, postage prepaid, to the Secretary, of the intent of such person to have the stockholders take action by written consent, which notice shall request the Board to fix a Consent Record Date. The Board shall, within ten (10) days of the receipt of such notice, fix as the Consent Record Date a date which shall not precede the date upon which the resolution fixing the Consent Record Date shall be adopted by the Board and which shall not be more than ten (10) days after the date upon which such resolution shall have been adopted. If no Consent Record Date has been fixed by the Board within ten (10) days of the receipt of such notice, (i) the Consent Record Date, when no prior action by the Board is required by applicable law for the corporate action to be taken by written consent, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation in the manner required by paragraph (c) of this Section 1.11, and
(ii) the Consent Record Date, when prior action by the Board is required by applicable law for the corporate action to be taken by written consent, shall be at the close of business on the date on which the Board adopts the resolution taking such prior action.

       (c) Every written consent pursuant to this Section 1.11 shall bear the date of signature of each stockholder who shall sign such consent and no written consent shall be effective to take the corporate action referred to therein unless, within sixty (60) days of the date of the earliest dated consent delivered to the Corporation in the manner required by this Section 1.11, written consents signed by a sufficient number of stockholders to take action shall be delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business or to an officer or agent of the Corporation having custody of the books in which meetings and proceedings of the stockholders shall be recorded. Delivery made to said registered office of the Corporation shall be by hand or by certified or registered mail, return receipt requested.

       (d) Within three (3) business days after receipt of the earliest dated consent delivered to the Corporation in the manner provided in Section 228(c) of the General Corporation Law of the State of Delaware or the determination by the Board that the Corporation should seek corporate action by written consent, as the case may be, the Secretary shall appoint inspectors of elections for the purpose of performing a ministerial review of the validity of the consents and any revocations thereof. The cost, if any, of retaining inspectors of election shall be borne by the Corporation. Consents and any revocations thereof shall be delivered to the inspectors upon receipt by the Corporation. As soon as such consents and revocations are received by the inspectors, the inspectors shall review the consents and revocations and shall maintain a count of the number of valid and unrevoked consents. As soon as practicable after the earlier of (i) sixty (60) days after the date of the earliest dated consent delivered to the Corporation in the manner provided in Section 228(c) of the General Corporation Law of the State of Delaware or (ii) a written request therefor by the Corporation or the soliciting stockholders, if any (whichever is soliciting consents), notice of which request shall be given to the party opposing the solicitation of consents, if any, which request shall state that the Corporation or soliciting stockholders, as the case may be, have a good faith belief that the requisite number of valid and unrevoked consents to authorize or take the action specified in the consents has been received in accordance with these By-laws, the inspectors shall issue a preliminary report to the Corporation and the soliciting stockholders stating: (a) the number of valid consents; (b) the number of valid revocations; (c) the number of valid and unrevoked consents; (d) the number of invalid consents; (e) the number of invalid revocations; and (f) whether, based on their preliminary count, the requisite number of valid and unrevoked consents has been obtained to authorize or take the action specified in the consents. Unless the Corporation and the soliciting stockholders, if any, shall agree to a shorter or longer period, the Corporation and the soliciting stockholders, if any, shall have forty-eight
(48) hours to review the consents and revocations and to advise the inspectors and the opposing party, if any, in writing as to whether they intend to challenge the preliminary report of the inspectors. If no written notice of an intention to challenge the preliminary report is received within forty-eight
(48) hours after the inspectors' issuance of the preliminary report, the inspectors shall issue to the Corporation and the soliciting stockholders, if any, their final report containing the information from the inspectors' determination with respect to whether the requisite number of valid and unrevoked consents was obtained to authorize and take the action specified in the consents. If the Corporation or the soliciting stockholders, if any, issue written notice of an intention to challenge the inspectors' preliminary report within forty-eight (48) hours after the issuance of that report, a challenge session shall be scheduled by the inspectors as promptly as practicable. A transcript of the challenge session shall be recorded by a certified court reporter. Following completion of the challenge session, the inspectors shall as promptly as practicable issue their final report to the soliciting stockholders, if any, and the Corporation, which report shall contain the information included in the preliminary report, plus all changes in the vote totals as a result of the challenge and a certification of whether the requisite number of valid and unrevoked consents was obtained to authorize or take the action specified in the consents. A copy of the final report of the inspectors shall be included in the book in which the proceedings of meetings of stockholders are recorded. No action taken by written consent shall be deemed effective until said final report is issued.

       (e) Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who shall not have consented in writing and who, if the action had been taken at a meeting, would have been entitled to notice of the meeting if the record date for such meeting had been the date that written consents signed by a sufficient number of holders to take the action were delivered to the Corporation as provided in paragraph (c) of this Section 1.11.


                                  ARTICLE II.

                              Board of Directors.

       SECTION 2.01. General Powers. The property, business and affairs of the Corporation shall be managed by or under the direction of the Board.

       SECTION 2.02. Number and Term of Office. Subject to the requirements of the laws of the State of Delaware and of the Second Restated Certificate of Incorporation of the Corporation, as from time to time amended, the Board may from time to time by the vote of the majority of the whole Board determine the number of directors. Until the Board shall otherwise so determine or Section 6 of Article FOURTH of such Second Restated Certificate of Incorporation shall otherwise so require, the number of directors shall be fourteen (14). Each of the directors of the Corporation shall hold office until his successor shall be elected and shall qualify, or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

       SECTION 2.03. Nominations for the Election of Directors. Subject to the rights of stockholders under the General Corporation Law of the State of Delaware and the Second Restated Certificate of Incorporation of the Corporation, as from time to time amended, nominations for the election of directors shall be made by the Board. Any stockholder entitled to vote for the election of directors at a meeting may nominate persons for election as directors upon compliance by such stockholder with the provisions of this
Section 2.03. Written notice of the intention of such stockholder to make such nomination shall be given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation not later than (i) with respect to an election to be held at an annual meeting of stockholders on the date designated in Section 1.01 hereof, ninety (90) days in advance of such meeting and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth
(10th) day following the date on which notice of such meeting shall first be given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who shall make such nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are made by the stockholder; (d) such other information regarding each person to be nominated by such stockholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each such person been nominated, or intended to be nominated, by the Board; and (e) the consent in writing of each such person to serve as a director of the Corporation if so elected. The chairman of the meeting may refuse to acknowledge the nomination of any person nominated by a stockholder other than in compliance with the foregoing procedure.

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

       SECTION 2.08. Place of Meetings, etc. The Board may hold its meetings at such place or places within or without the State of Delaware as the Board may from time to time by resolution determine or as shall be designated in the respective notices or waivers of notice thereof.

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

       SECTION 2.11. Special Meetings; Notice. Special meetings of the Board shall be held whenever called by the Chairman, the President, the Secretary or a majority of the directors at the time in office. A notice shall be given as hereinafter in this Section 2.11 provided of each such special meeting, in which shall be stated the time and place of such meeting, but, except as otherwise expressly provided by law or by these By-laws, the purposes thereof need not be stated in such notice. Except as otherwise provided by law, notice of each such meeting shall be mailed to each director, addressed to him at his residence or usual place of business, at least two (2) days before the day on which such meeting is to be held, or shall be sent addressed to him at such place by telegraph, cable, wireless, telex, telefax, electronic or other form of recorded communication or be delivered personally or by telephone not later than the day before the day on which such meeting is to be held. Notice of any meeting of the Board need not, however, be given to any director who shall attend such meeting except a director who shall attend such meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business on the grounds that the meeting shall not have been lawfully called or convened; and, if any director shall, in writing or by telegraph, cable, wireless, telex, telefax, electronic or other form of recorded communication, waive notice of any meeting of the Board, notice thereof need not be given to him.

       SECTION 2.12. Quorum and Manner of Acting. Subject to the provisions of Section 2.07 hereof, a majority of the whole Board shall be present in person at any meeting of the Board (participation in a meeting by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other to constitute presence in person at such meeting) in order to constitute a quorum for the transaction of business at such meeting and, except as specified in Sections 1.02, 1.03, 2.02, 2.07, 3.01, 3.05, 3.06, 3.07, 3.08, 4.01, 4.04, 4.07, and 4.22 hereof, and except also as otherwise expressly provided by law, the vote of a majority of the directors present at any such meeting at which a quorum is present shall be the act of the Board. In the absence of a quorum from any such meeting, a majority of the directors present thereat may adjourn such meeting from time to time until a quorum shall be present thereat. Notice of any adjourned meeting need not be given. The directors shall act only as a board, or as members of one or more committees of the Board appointed pursuant to Article III hereof, and the individual directors shall have no power as such. Anything in these By-laws to the contrary notwithstanding, any action required or permitted to be taken at any meeting of the Board may be taken without a meeting if all members of the Board consent thereto in writing and the writing or writings are filed with the minutes of proceedings of the Board.

       SECTION 2.13. Removal of Directors. Subject to the rights of the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation, any director may be removed, either with or without cause, at any time, by the affirmative vote of stockholders of record of the Corporation holding of record a majority in voting interest of the shares then entitled to vote at an election of directors; and the vacancy in the Board caused by any such removal may be filled as provided in Section
2.07 hereof. In the case of the removal of a director for cause, "Cause" is hereby defined as the willful and continuous failure substantially to perform one's duties to the Corporation or the willful engaging in gross misconduct materially and demonstrably injurious to the Corporation.

       SECTION 2.14. Compensation. Unless otherwise expressly provided by resolution adopted by the Board, neither any of the directors nor any of the members of any committee of the Corporation contemplated by these By-laws or otherwise provided for by resolution of the Board shall, as such, receive any stated compensation for his services; but the Board may at any time or from time to time by resolution provide that a specified sum shall be paid to any director of the Corporation or to any member of any such committee either as his annual compensation as such director or member or as compensation for his attendance at meetings of the Board or of such committee. The Board may also likewise provide that the Corporation shall reimburse each such director or member of such committee for any expenses paid by him on account of his attendance at any such meeting. Nothing in this Section 2.14 contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.


                                 ARTICLE III.

                                  Committees.

       SECTION 3.01. Executive Committee; How Constituted and Powers. The Board, by resolution adopted by a majority of the whole Board, may designate not less than two (2) of the directors then in office, who shall include the Chairman and the President, to constitute an Executive Committee (herein called the "Executive Committee") which during the intervals between meetings of the Board shall have and may exercise all the delegable powers of the Board to the extent permitted by law and as provided in said resolution or in another resolution or other resolutions so adopted by the Board; and it shall have power to authorize the seal of the Corporation to be affixed to all papers which may require it.

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

       SECTION 3.03. Meetings. Regular meetings of the Executive Committee, of which notice shall not be necessary, shall be held on such days and at such places, within or without the State of Delaware, as shall be fixed by resolution adopted by a majority of the Committee and communicated to all its members. Special meetings of the Committee shall be held whenever called by the Chairman, the President, the Secretary or a majority of the members of such Committee then in office. Notice of each special meeting of the Committee shall be given by mail, telegraph, cable, wireless, telex, telefax, electronic or other form of recorded communication or be delivered personally or by telephone to each member of the Committee not later than the day before the day on which such meeting is to be held. Notice of any such meeting need not, however, be given to any member of the Committee who shall attend such meeting except a member of the Committee who shall attend such meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business on the grounds that the meeting shall not have been lawfully called or convened; and, if any member of the Committee shall, in writing or by telegraph, cable, wireless, telex, telefax, electronic or other form of recorded communication, waive notice of any meeting of the Committee, notice thereof need not be given to him. Subject to provisions of this Article III, the Committee, by resolution adopted by a majority of the whole Committee, shall fix its own rules of procedure, and it shall keep a record of its proceedings and report them to the Board at the next regular meeting thereof after such proceedings shall have been taken. All such proceedings shall be subject to revision or alteration by the Board; provided, however, that third parties shall not be prejudiced by any such revision or alteration.

       SECTION 3.04. Quorum and Manner of Acting. A majority of the Executive Committee shall be present in person at any meeting of the Committee (participation in a meeting by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other to constitute presence in person at such meeting) in order to constitute a quorum for the transaction of business, and the act of a majority of those present at a meeting thereof at which a quorum shall be present shall be the act of the Committee. The members of the Committee shall act only as a committee, and the individual members shall have no power as such.

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

       SECTION 3.06. Other Committees. The Board shall constitute a Finance Committee, which shall consist of not less than three (3) members, the majority of whom shall be directors and one of whom shall be designated by the Board to act as chairman of such Committee. Subject to any limitations prescribed by the Board, the Finance Committee shall have authority to advise with the Board, the Executive Committee and the officers and employees of the Corporation with respect to all activities, plans and policies affecting the financial affairs of the Corporation.

       The Board, by resolution adopted by a majority of a quorum of the whole Board, shall constitute an Audit Committee, a Compensation Committee, a Committee on Directors and such other committees as it may determine, which shall in each case consist of such directors and, at the discretion of the Board, such officers of the Corporation who shall not be directors and shall have and may exercise such powers as the Board may by resolution determine and specify in the respective resolutions appointing them; provided, however, that
(a) unless all the members of any committee shall be directors, such committee shall not, except to the extent permitted by law, have authority to exercise any of the powers of the Board in the management of the business and affairs of the Corporation, and (b) if any committee shall have the power to determine the amounts of the respective fixed salaries of the Executives of the Corporation or any of them, such committee shall consist of not less than three (3) members.

       SECTION 3.07. Procedures. A majority of all the members of the Finance Committee or of any other Committee organized pursuant to Section 3.06 hereof may fix its rules of procedure, determine its action and fix the time and place, whether within or without the State of Delaware, of its meetings (participation in a meeting by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other to constitute presence in person at such meeting) and specify what notice thereof, if any, shall be given, unless the Board shall otherwise by resolution provide. The Board shall have power to change the members of any committee referred to in this Section 3.07 at any time, to fill vacancies therein and to discharge any such committee, either with or without cause, at any time. In the absence or disqualification of a member of a committee, the member or members present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in the place of such absent or disqualified member.

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


                                  ARTICLE IV.

                                   Officers.

       SECTION 4.01. Number. The Corporation may have the following officers as determined by a resolution or resolutions adopted by a majority of a quorum of the whole Board: a Chairman (who shall be a director), a President (who shall be a director), one or more Vice Chairmen (one or more of whom may be directors), one or more Vice Presidents (one or more of whom may be directors and may be designated an Executive Vice President, a Group Executive Vice President or a Senior Vice President), one or more Assistant Vice Presidents, one or more Business Unit Presidents, a Controller, one or more Assistant Controllers, a General Counsel, a Treasurer, one or more Assistant Treasurers, a Secretary and one or more Assistant Secretaries.

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

       SECTION 4.04. Removal. Any officer may be removed, either with or without cause, at any time, by resolution adopted by a majority of a quorum of the whole Board. In the case of the removal of an officer for cause, "Cause" is hereby defined as the willful and continuous failure substantially to perform one's duties to the Corporation or the willful engaging in gross misconduct materially and demonstrably injurious to the Corporation.

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

       SECTION 4.07. Chief Executive Officer. The Chief Executive Officer shall be designated from time to time by a resolution adopted by a majority of a quorum of the whole Board and shall, unless otherwise determined by the Board, be either the Chairman or the President. He shall have, subject to the direction and control of the Board, general and active supervision over the business and affairs of the Corporation and over its several officers. He shall perform all duties incident to his position and such other duties as from time to time may be assigned to him by the Board. He shall see that all orders and resolutions of the Board shall be carried into effect. He may sign, execute and deliver in the name of the Corporation all deeds, mortgages, bonds, contracts or other instruments authorized by the Board, except in cases where the signing, execution or delivery thereof shall be expressly delegated by the Board or by a duly authorized committee of the Board or by these By-laws to some other officer or agent of the Corporation or where any of them shall be required by law otherwise to be signed, executed or delivered, and he may cause the seal of the Corporation to be affixed to any documents the execution of which on behalf of the Corporation shall have been duly authorized.

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

       SECTION 4.12. Vice Presidents. Each of the Vice Presidents (including each of the Executive Vice Presidents, Group Executive Vice Presidents and Senior Vice Presidents) shall have such powers and perform such duties as the officer in the Executive Office to whom he shall report, the Chief Executive Officer or the Board may from time to time assign to him and shall perform such other duties as may be prescribed by these By- laws. At the request of any officer in the Executive Office, or, in case of their absence or inability to act, any Vice President (including any Executive Vice President, Group Executive Vice President and any Senior Vice President) who shall report to an officer in the Executive Office shall perform the duties of that officer and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, that officer.

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

       SECTION 4.14. Business Unit Presidents. Each of the Business Unit Presidents shall have such powers and perform such duties as the officer in the Executive Office to whom he shall report, the Chief Executive Officer or the Board may from time to time assign to him and shall perform such other duties as may be prescribed by these By-laws.

       SECTION 4.15. Controller. The Controller shall keep or cause to be kept correct records of the business and transactions of the Corporation and shall, upon request, at all reasonable times exhibit or cause to be exhibited such records to any of the directors of the Corporation at the place where such records shall be kept. He shall perform such other duties as from time to time may be assigned to him by the officer to whom he shall report, any officer in the Executive Office, the Chief Executive Officer or the Board.

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

       SECTION 4.17. General Counsel. The General Counsel shall be the chief legal officer of the Corporation and shall have, subject to the control of the Chief Executive Officer, the officer to whom he shall report, and the Board, general and active supervision and direction over the legal affairs of the Corporation. He shall have such other powers and perform such other duties as the Chief Executive Officer, the officer to whom he shall report, or the Board may from time to time prescribe and shall perform such other duties as may be prescribed by these By-laws.

       SECTION 4.18. Treasurer. If required by the Board, the Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board shall determine. He shall:

                (a) have charge and custody of, and be responsible for, all funds, securities, notes and valuable effects of the Corporation; receive and give receipt for moneys due and payable to the Corporation from any sources whatsoever; deposit all such moneys to the credit of the Corporation or otherwise as the Chairman, the President, the officer to whom he shall report, or the Board shall direct in such banks, trust companies or other depositaries as shall be selected in accordance with the provisions of Section 5.06 hereof; cause such funds to be disbursed by checks or drafts on the authorized depositaries of the Corporation signed as provided in
           Section 5.04 hereof; and be responsible for the accuracy of the amounts of, and cause to be preserved proper vouchers for, all moneys so disbursed;

                (b) have the right to require from time to time reports or statements giving such information as he may desire with respect to any and all financial transactions of the Corporation from the officers or agents transacting the same;

                (c) render to the Chairman, the President, the officer to whom he shall report, or the Board, whenever they, respectively, shall request him so to do, an account of the financial condition of the Corporation and of all his transactions as Treasurer;

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

       SECTION 4.19. Assistant Treasurers. If required by the Board, each of the Assistant Treasurers shall give a bond for the faithful discharge of his duties in such sums and with such surety or sureties as the Board shall determine. At the request of the Treasurer, or in case of his absence or inability to act, the Assistant Treasurer, or, if there be more than one, any of the Assistant Treasurers, shall perform the duties of the Treasurer, and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, the Treasurer. Each of the Assistant Treasurers shall perform such other duties as from time to time may be assigned to him by the Treasurer, the Chairman, the President or the Board.

       SECTION 4.20.  Secretary.  The Secretary shall:

                (a) record all the proceedings of the meetings of the stockholders, the Board, the Executive Committee and the Finance Committee in one or more books kept for that purpose;

                (b) see that all notices shall be duly given in accordance with the provisions of these By-laws or as required by law;

                (c) be custodian of the seal of the Corporation, and shall see that such seal, or, if authorized by the Board, a facsimile thereof, shall be affixed, if necessary, to any documents the execution of which on behalf of the Corporation shall be duly authorized and may attest such seal when so affixed;

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

       SECTION 4.21. Assistant Secretaries. At the request of the Secretary, or in case of his absence or inability to act, the Assistant Secretary, or, if there shall be more than one, any of the Assistant Secretaries, shall perform the duties of the Secretary and, when so acting, shall have all the powers of, and be subject to all the restrictions upon, the Secretary. Each of the Assistant Secretaries shall perform such other duties as from time to time may be assigned to him by the Secretary, the Chairman, the President or the Board.

       SECTION 4.22. Salaries. The salaries and other forms of compensation (other than those the fixing of which shall have been specifically delegated to a committee of the Board) of the officers of the Corporation shall be fixed from time to time by the Board or by any one or more committees (none of which shall consist of less than three (3) members) appointed by a resolution passed by the whole Board with power to fix such salaries or such compensation, and none of such officers shall be prevented from receiving a salary by reason of the fact that he shall be also a member of the Board or of any such committee.


                                  ARTICLE V.

                Contracts, Checks, Drafts, Bank Accounts, etc.

       SECTION 5.01. Contracts. All contracts and all bids and proposals for contracts including, but not limited to, contracts with the Federal or with any municipal, county, territorial or state government or with any authority, branch or division thereof, or with any foreign government or with any authority, branch or division thereof, and all bonds and undertakings for the faithful performance of such contracts, and all vouchers and receipts in connection therewith, may be executed and delivered in the name of the Corporation and on its behalf by the Chairman, the President, a Vice Chairman, a Vice President, a Business Unit President, the Treasurer or the Secretary; and no further authority, whether by resolution of the Board or otherwise, shall be necessary to make such instrument valid and binding upon the Corporation.

       SECTION 5.02. Appointment of Agents. The Board, by resolution, or the Chairman, the President, a Vice Chairman, a Vice President, a Business Unit President, the Treasurer or the Secretary, by an instrument in writing filed with the Secretary, may authorize any other officer or officers or any agent or agents to execute and deliver any contract or other instrument in the name of the Corporation and on its behalf, and such authority may be general or confined to specific instances.

       SECTION 5.03. Loans. Unless the Board shall otherwise determine, any two (2) of the following officers, to wit: the Chairman, the President, a Vice Chairman, a Vice President, a Business Unit President, the Treasurer and the Secretary, acting together, or any officer or officers authorized by a resolution of the Board may effect loans and advances at any time for the Corporation from any bank, trust company or other institution or from any firm or individual and for such loans and advances may make, execute and deliver promissory notes or other evidences of indebtedness of the Corporation, but no officer or officers shall mortgage, pledge, hypothecate or otherwise transfer for security any property whatsoever owned or held by the Corporation except when authorized by resolution adopted by the Board.

       SECTION 5.04. Checks, Drafts, etc. All checks, drafts, orders for the payment of money, bills of lading, warehouse receipts, obligations, bills of exchange and insurance certificates shall be signed or endorsed (except endorsements for collection for the account of the Corporation or for deposit to its credit) by such officer or officers or agent or agents of the Corporation and in such manner as shall from time to time be determined by resolution of the Board.

       SECTION 5.05. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation or otherwise as the Board, the Chairman, the President, any Vice Chairman, or the Treasurer shall direct in such banks, trust companies or other depositaries as the Board may select or as may be selected by any officer or officers or agent or agents of the Corporation to whom power in that respect shall have been delegated by the Board. For the purpose of deposit and for the purpose of collection for the account of the Corporation, checks, drafts and other orders for the payment of money which shall be payable to the order of the Corporation may be endorsed, assigned and delivered by any officer or agent of the Corporation.

       SECTION 5.06. General and Special Bank Accounts. The Board may from time to time authorize the opening and keeping of general and special bank accounts with such banks, trust companies or other depositaries as the Board may select, or as may be selected by any officer or officers or agent or agents of the Corporation to whom power in that respect shall have been delegated by the Board. The Board may make such special rules and regulations with respect to such bank accounts, not inconsistent with the provisions of these By-laws, as it may deem expedient.

       SECTION 5.07. Proxies in Respect of Stock or Other Securities of Other Corporations. Unless otherwise provided by resolution adopted by the Board, the Chairman, the President, a Vice Chairman, a Vice President or the Secretary may from time to time appoint an attorney or attorneys or an agent or agents of the Corporation to exercise in the name and on behalf of the Corporation the powers and rights which the Corporation may have as the holder of stock or other securities in any other corporation, partnership, limited partnership, limited liability company, business trust or other business organization, to vote or consent in respect of such stock or other securities, and the Chairman, the President, a Vice Chairman, a Vice President or the Secretary may instruct the person or persons so appointed as to the manner of exercising such powers and rights; and the Chairman, the President, a Vice Chairman, a Vice President or the Secretary may execute or cause to be executed in the name and on behalf of the Corporation and under its corporate seal, or otherwise, all such written proxies or other instruments as he may deem necessary or proper in order that the Corporation may exercise its said powers and rights.

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

       SECTION 6.05. Fixing Date for Determination of Stockholders of Record in Certain Cases. (a) In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the Board may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date shall be adopted by the Board, and which record date shall not be more than sixty (60) nor less than ten (l0) days before the date of such meeting. If no record date shall be fixed by the Board the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice shall be given, or, if notice shall be waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board may fix a new record date for the adjourned meeting.

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


                                 ARTICLE VIII.

                           Dividends, Surplus, etc.

       SECTION 8.01. Dividends, Surplus, etc. Subject to the provisions of law, of the Second Restated Certificate of Incorporation of the Corporation, as from time to time amended, and of these By-laws, the Board may declare and pay dividends upon the shares of the stock of the Corporation either (a) out of its surplus as defined in and computed in accordance with the provisions of the laws of the State of Delaware or (b), in case it shall not have any such surplus, out of its net profits for the fiscal year in which the dividend shall be declared and/or the preceding fiscal year, whenever and in such amounts as, in the opinion of the Board, the condition of the affairs of the Corporation shall render it advisable. The Board in its discretion may use and apply any of such surplus or such net profits in purchasing or acquiring any of the shares of the stock of the Corporation in accordance with law, or any of its bonds, debentures, notes, scrip or other securities or evidences of indebtedness, or from time to time may set aside from such surplus or such net profits such sum or sums as it, in its absolute discretion, may think proper, as a reserve fund to meet contingencies, or for equalizing dividends, or for the purpose of maintaining or increasing the property or business of the Corporation, or for any other purpose it may think conducive to the best interests of the Corporation; provided, however, that, except as otherwise permitted by law, the Corporation shall not use its funds or property for the purchase of shares of its stock when the capital of the Corporation shall be impaired or when such use would cause any impairment of its capital. All such surplus or such net profits, until actually declared in dividends, or used and applied as aforesaid, shall be deemed to have been so set aside by the Board for one or more of said purposes.

                                  ARTICLE IX.

                    Indemnification of Directors, Officers,
                             Employees and Agents.

       SECTION 9.01. Third Party Actions. (a) The Corporation, to the full extent permitted, and in the manner required, by the laws of the State of Delaware, as such laws may be amended from time to time, shall indemnify any person who shall have been or shall be made a party to or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (including any appeal thereof), whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation), by reason of the fact that such person shall have been or shall be a director or officer of the Corporation, or, if at a time when he shall have been or shall be a director or officer of the Corporation, shall have been or shall be serving at the request of the Corporation as a director, officer, partner, trustee, fiduciary, employee or agent (a "Subsidiary Officer") of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise (an "Affiliated Entity"), against expenses (including attorneys' fees), costs, judgments, fines, penalties and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person shall have acted in good faith and in a manner such person shall have reasonably believed to be in or not opposed to the best interest of the Corporation, and, with respect to any criminal action or proceeding, shall have had no reasonable cause to believe his conduct was unlawful; provided, however, that the Corporation shall not be obligated to indemnify against any amount paid in settlement unless the Corporation shall have consented to such settlement, which consent shall not be unreasonably withheld. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person shall not have acted in good faith and in a manner which such person shall have reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, that such person shall have had reasonable cause to believe that his conduct was unlawful. Notwithstanding anything to the contrary in the foregoing provisions of this paragraph (a), a person shall not be entitled, as a matter of right, to indemnification pursuant to this paragraph (a) against any expenses (including attorneys' fees), costs, judgments, fines, penalties or amounts paid in settlement incurred in connection with any action, suit or proceeding commenced by such person against the Corporation or any person who shall have been or shall be a director, officer, fiduciary, employee or agent of the Corporation or a Subsidiary Officer of an Affiliated Entity, but such indemnification may be provided by the Corporation in any specific case as permitted by Section
9.06 hereof.

       (b) The Corporation may indemnify any employee or agent of the Corporation in the manner and to the extent that it shall indemnify any director or officer under this Section 9.01, including indemnity in respect of service at the request of the Corporation as a Subsidiary Officer of an Affiliated Entity.

       SECTION 9.02. Derivative Actions. (a) The Corporation, to the full extent permitted, and in the manner required, by the laws of the State of Delaware, as such laws may be amended from time to time, shall indemnify any person who shall have been or shall be made a party to or shall be threatened to be made a party to any threatened, pending or completed action or suit (including any appeal thereof) brought in the right of the Corporation to procure a judgment in its favor by reason of the fact that such person shall have been or shall be a director or officer of the Corporation, or, if at a time when he shall have been or shall be a director or officer of the Corporation shall have been or shall be serving at the request of the Corporation as a Subsidiary Officer of an Affiliated Entity against expenses (including attorneys' fees) and costs actually and reasonably incurred by such person in connection with such action or suit if such person shall have acted in good faith and in a manner such person shall have reasonably believed to be in or not opposed to the best interests of the Corporation, except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless, and except to the extent that, the Court of Chancery of the State of Delaware or the court in which such judgment shall have been rendered shall determine upon application that despite the adjudication of liability but in view of all the circumstances of the case, such person shall be fairly and reasonably entitled to indemnity for such expenses and costs as the Court of Chancery of the State of Delaware or such other court shall deem proper. Notwithstanding anything to the contrary in the foregoing provisions of this paragraph (a), a person shall not be entitled, as a matter of right, to indemnification pursuant to this paragraph (a) against costs and expenses (including attorneys' fees) incurred in connection with any action or suit in the right of the Corporation commenced by such person, but such indemnification may be provided by the Corporation in any specific case as permitted by Section
9.06 hereof.

       (b) The Corporation may indemnify any employee or agent of the Corporation in the manner and to the extent that it shall indemnify any director or officer under this Section 9.02, including indemnity in respect of service at the request of the Corporation as a Subsidiary Officer of an Affiliated Entity.

       SECTION 9.03. Determination of Entitlement to Indemnification. Any indemnification under Section 9.01 or Section 9.02 hereof (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the present or former director, officer, employee or agent is proper under the circumstances because such person has met the applicable standard of conduct set forth in Section 9.01 or
Section 9.02 hereof. Such determination shall be made with respect to a person who is a director or officer at the time of such determination (i) by a majority vote of the directors who are not parties to such action, suit or proceeding even though less than a quorum, or (ii) by a committee of such directors designated by majority vote of such directors, even though less than a quorum, or (iii) if there are no such directors, or if such directors so direct, by independent legal counsel in a written opinion, or (iv) by the stockholders. In the event a request for indemnification shall be made by any person referred to in paragraph (a) of Section 9.01 hereof or paragraph (a) of
Section 9.02 hereof, the Corporation shall cause such determination to be made not later than sixty (60) days after such request shall be made.

       SECTION 9.04. Right to Indemnification Upon Successful Defense and For Service as a Witness. (a) Notwithstanding the other provisions of this Article IX, to the extent that a present or former director or officer of the Corporation shall have been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Section 9.01 or Section 9.02 hereof or in defense of any claim, issue or matter therein, such person shall be indemnified against expenses (including attorneys' fees) and costs actually and reasonably incurred by such person in connection therewith.

       (b) To the extent any person who shall have been or shall be a director or officer of the Corporation shall have served or prepared to serve as a witness in any action, suit or proceeding, whether civil, criminal, administrative or investigative, or in any investigation by the Corporation or the Board thereof or a committee thereof or by any securities exchange on which securities of the Corporation shall have been or shall be listed or by any national securities association, by reason of his services as a director or officer of the Corporation or, if at a time when he shall have been a director or officer of the Corporation, by reason of his services at the request of the Corporation as a Subsidiary Officer of an Affiliated Entity, the Corporation shall indemnify such person against expenses (including attorneys' fees) and costs actually and reasonably incurred by such person in connection therewith within thirty (30) days after the receipt by the Corporation from such person of a statement requesting such indemnification, averring such service and reasonably evidencing such expenses and costs. The Corporation may indemnify any employee or agent of the Corporation to the same extent it is required to indemnify any director or officer of the Corporation pursuant to the foregoing sentence of this paragraph (b). Notwithstanding anything to the contrary in the foregoing provisions of this paragraph (b), a person shall not be entitled, as a matter of right, to indemnification pursuant to this paragraph (b) against costs or expenses incurred in connection with any action, suit or proceeding commenced by such person against the Corporation or any person who shall have been or shall be a director, officer, fiduciary, employee or agent of the Corporation or a Subsidiary Officer of an Affiliated Entity, but such indemnification may be provided by the Corporation in any specific case as permitted by Section 9.06 hereof.

       SECTION 9.05. Advance of Expenses. (a) Expenses (including attorneys' fees) and costs incurred by any person referred to in paragraph (a) of Section
9.01 hereof or paragraph (a) of Section 9.02 hereof in defending a civil, criminal, administrative or investigative action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such person to repay such amount if it shall ultimately be determined that such person shall not be entitled to be indemnified by the Corporation as authorized by this Article IX.

       (b) Expenses (including attorneys' fees) and costs incurred by any person referred to in paragraph (b) of Section 9.01 hereof or paragraph (b) of
Section 9.02 hereof in defending a civil, criminal, administrative or investigative action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the Board, a committee thereof or an officer of the Corporation or a committee thereof authorized to so act by the Board upon receipt of an undertaking by or on behalf of such person to repay such amount if it shall ultimately be determined that such person shall not be entitled to be indemnified by the Corporation as authorized by this Article IX.

       SECTION 9.06. Indemnification Not Exclusive. The provision of indemnification to or the advancement of expenses and costs to any person under this Article IX, or the entitlement of any person to indemnification or advancement of expenses and costs under this Article IX, shall not limit or restrict in any way the power of the Corporation to indemnify or advance expenses (including attorneys' fees) and costs to such person in any other way permitted by law or be deemed exclusive of any right to which any person seeking indemnification or advancement of such expenses and costs may be entitled under any law, agreement, vote of stockholders or disinterested directors or otherwise, both as to any action relating to such person in the capacity of an officer, director, employee or agent of the Corporation and any action relating to him in any other capacity while holding any such position.

       SECTION 9.07. Accrual of Claims; Successors. The indemnification and advancement of expenses provided for or permitted under this Article IX shall apply in respect of any expenses (including attorneys' fees), costs, judgments, fines, penalties or amounts paid in settlement, whether or not the claim or cause of action in respect thereof accrued or arose before or after the effective date of this Article IX. The right of any person who shall have been or shall be a director or officer of the Corporation to indemnification and advancement of expenses under this Article IX shall continue after he shall have ceased to be a director or officer and shall inure to the benefit of the heirs, distributees, executors, administrators and other legal representatives of such person.

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

                                 ARTICLE XII.

                              Waiver of Notices.

       SECTION 12.01. Waiver of Notices. Whenever notice shall be required to be given by these By-laws or by the Second Restated Certificate of Incorporation of the Corporation, as from time to time amended, or by the General Corporation Law of the State of Delaware, a written waiver thereof, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent to notice.


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

                                                             EXHIBIT (11)

                          Bethlehem Steel Corporation

             Statement Regarding Computation of Earnings Per Share

      (dollars in millions and shares in thousands, except per share data)

   Three Months                                                                 Nine Months
Ended September 30                                                           Ended September 30
-------------------                                                          ------------------
  1999       1998       Basic Earnings (Loss) Per Share                        1999       1998
  ----       ----       -------------------------------                        ----       ----

 ($89.8)     $37.1    Net Income (Loss)                                      ($145.1)    $143.3
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                                (7.5)      (7.5)
   (3.1)      (3.1)     $5.00 Preferred Dividend                                (9.4)      (9.4)
   (4.5)      (4.5)     $3.50 Preferred Dividend                               (13.4)     (13.4)
   (0.2)      (0.2)     5% Preference Dividend                                  (0.6)      (0.9)
--------   --------                                                          --------   --------
  (10.3)     (10.3)         Total Preferred and Preference Dividends           (30.9)     (31.2)
--------   --------                                                          --------   --------
($100.1)     $26.8    Net Income (Loss) Applicable to Common Stock           ($176.0)    $112.1
========   ========                                                          ========   ========

130,404    128,909    Average Shares of Common Stock                         130,009    120,322





 ($0.77)     $0.21    Basic Earnings (Loss) Per Share                         ($1.35)     $0.93
========   ========                                                          ========   ========


                        Diluted Earnings (Loss) Per Share
                        ---------------------------------

 ($89.8)     $37.1    Net Income (Loss)                                      ($145.1)    $143.3
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                                (7.5)      (7.5)
   (3.1)      (3.1)     $5.00 Preferred Dividend                                (9.4)      (9.4)
   (4.5)      (4.5)     $3.50 Preferred Dividend                               (13.4)     (13.4)
   (0.2)       -        5% Preference Dividend                                  (0.6)       -
--------   --------                                                          --------   --------
($100.1)     $27.0    Net Income (Loss) Applicable to Common Stock           ($176.0)    $113.0
========   ========                                                          ========   ========
                      Average Shares of Common Stock and
                      Other Potentially Dilutive Securities Outstanding:
130,404    128,909      Common Stock                                         130,009    120,322
   *            94      Stock Options                                           *           554
   *          *         $2.50 Preferred Stock                                   *          *
   *          *         $5.00 Preferred Stock                                   *          *
   *          *         $3.50 Preferred Stock                                   *          *
   *          2,291     5% Preference Stock                                     *         2,291
--------   --------                                                          --------   --------
130,404    131,294              Total                                        130,009    123,167
========   ========                                                          ========   ========
 ($0.77)     $0.21    Diluted Earnings (Loss) Per Share                       ($1.35)     $0.92
========   ========                                                          ========   ========


*  Antidilutive