Form 10-K
period 1999-12-31
BETHLEHEM STEEL CORP /DE/
filed 2000-03-09
CIK 11860

1999



                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 F O R M  10-K
(Mark One)
  x  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 ---
     of 1934 For the Fiscal Year Ended December 31, 1999

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 ---
     Exchange Act of 1934

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

Common Stock--$1 par value per share              New York Stock Exchange
                                                  Chicago Stock Exchange
Preference Stock Purchase Rights                  New York Stock Exchange
                                                  Chicago Stock Exchange
Preferred Stock -- $1 par value per share
 $5.00 Cumulative Convertible                      New York Stock Exchange
 (stated value $50.00 per share)
 $2.50 Cumulative Convertible                      New York Stock Exchange
 (stated value $25.00 per share)
8-3/8% Debentures.  Due March 1, 2001              New York Stock Exchange
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
                             ---

Aggregate Market Value of Voting Stock held by Non-Affiliates:  $773,237,742

    The amount shown is based on the closing price of Bethlehem Common Stock on the New York Stock Exchange Composite Tape on March 3, 2000. Voting stock held by directors and executive officers of Bethlehem is not included in the computation. However, Bethlehem has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of Shares of Common Stock outstanding as of March 3, 2000:  131,641,347

                     DOCUMENTS INCORPORATED BY REFERENCE:

    Selected portions of the 1999 Annual Report to Stockholders of Bethlehem Steel Corporation are incorporated by reference into Part I and Part II of this Report on Form 10-K.

    Selected portions of the 2000 Proxy Statement of Bethlehem Steel Corporation are incorporated by reference into Part III of this Report on Form 10-K.

                                    PART I


ITEM 1. BUSINESS.

         Bethlehem(1) manufactures and sells a wide variety of steel mill products and produces and sells coke and iron ore. The following table shows the percentage of net sales by major classes of product:

                                                         1999     1998    1997
                                                         ----     ----    ----
Steel mill products:
  Hot rolled sheets....................................  14.0%   13.3%   14.9%
  Cold rolled sheets...................................  19.0    16.8    17.2
  Coated sheets........................................  30.8    28.6    31.5
  Tin mill products....................................   7.2     6.7     7.4
  Plates...............................................  20.9    22.3    15.2
  Rail products .......................................   2.7     4.4     4.3
  Other steel mill products ...........................   2.6     4.5     5.5
Other products and services (including raw materials)..   2.8     3.4     5.0
                                                        ------  ------  ------
                                                        100.0%  100.0%  100.0%

Operations

         Bethlehem produces a wide variety of steel mill products including hot rolled, cold rolled and coated sheets, tin mill products, carbon and alloy plates, rail, specialty blooms, carbon and alloy bars and large-diameter pipe. Bethlehem's operations include the Burns Harbor Division, the Sparrows Point Division, Bethlehem Lukens Plate and Pennsylvania Steel Technologies, Inc. Bethlehem also has iron ore operations (which provide raw materials to Bethlehem's steelmaking facilities or sell such materials to trade customers), railroad and trucking operations (which transport raw materials and semifinished steel products within various Bethlehem operations and serve other customers on their lines) and lake shipping operations (which primarily transport raw materials to the Burns Harbor Division). See "ITEM 2. PROPERTIES" of this Report for a description of the facilities of these business units and operations.

----------------
1 "Bethlehem" when used in this Report means Bethlehem Steel
  Corporation, a Delaware corporation, and where applicable includes its consolidated subsidiaries. Bethlehem was incorporated in Delaware in 1919.

         The following table shows production information for Bethlehem and for the domestic steel industry. The information regarding the domestic steel industry is based on data from the American Iron and Steel Institute ("AISI"):


                                                  1999     1998      1997
                                                  ----     ----      ----

Domestic steel industry raw steel production
 capability (million of net tons) .............   128.1    125.3    121.4
Domestic steel industry raw steel production
 (million of net tons).........................   107.2*   108.8    108.6
Domestic steel industry average raw steel
 utilization rate..............................     84%      87%      89%
Bethlehem's raw steel production capability
 (million of net tons).........................    11.3     10.9     10.5
Bethlehem's raw steel production (million of
 net tons).....................................     9.4     10.2      9.6
Bethlehem's average raw steel utilization rate.     83%      93%      91%
Bethlehem's production as a percent of the
 domestic steel industry.......................    8.8%     9.4%     8.9%

--------------
*  Preliminary

         Of Bethlehem's 1999 raw steel production, 86 percent was produced by basic oxygen furnaces and 14 percent by electric furnaces.

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

Markets

         The following table shows the percentage of the total net tons of steel mill products shipped by Bethlehem to each of its principal markets, including shipments to its own manufacturing operations:

                                           1999      1998       1997
                                           ----      ----       ----

Service Centers, Processors and
 Converters                                49.7%     46.9%      46.9%
Transportation (including automotive)      21.3      23.0       24.9
Construction                               12.9      12.1       11.0
Containers                                  5.4       5.2        5.8
Machinery                                   4.2       4.9        4.7
Other                                       6.5       7.9        6.7
                                          ------    ------     ------
                                          100.0%    100.0%     100.0%
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

         Bethlehem distributes steel products principally through its own sales organization, which has sales offices at various locations in the United States and Mexico, and through foreign sales agents. In addition to selling to customers who consume steel products directly, Bethlehem sells steel products to steel service centers, distributors, processors and converters. Export sales were 3 percent of total sales in 1999, 4 percent in 1998 and 2 percent in 1997.

         Trade orders on hand were about $1 billion at December 31, 1999, and $900 million at December 31, 1998. Substantially all of the orders on hand at December 31, 1999, are expected to be filled in 2000.

Steel Price Sensitivity

         Bethlehem's financial results are significantly affected by relatively small (on a percentage basis) variations in the realized prices for its products. For example, Bethlehem shipped 8.4 million net tons of steel products and recorded net sales of $3.9 billion during 1999, implying an average realized price per ton of about $465. A one percent increase or decrease in this implied average realized price during 1999 would, on a pro forma basis, have resulted in an increase or decrease in net sales and pre-tax income of about $40 million. Competitive pressures in the steel industry are severe. These pressures could limit Bethlehem's ability to obtain price increases or could lead to a decline in prices, which could have a material adverse effect upon Bethlehem.

Competition

         The domestic steel industry is highly competitive. This competition affects the prices that Bethlehem can charge for its products, the utilization of its production facilities, its ability to sell higher value products and ultimately its profitability.

         Capacity.  There is excess world capacity for many of the products
         --------
produced by Bethlehem. Moreover, some foreign steel producers are owned, controlled or subsidized by foreign governments. Decisions by these foreign producers to continue marginal facilities may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions. In addition, overcapacity has been perpetuated by the continued operation, modernization and upgrading of marginal domestic facilities through bankruptcy reorganization proceedings and by the sale of marginal domestic facilities to new owners, which operate such facilities with a lower cost structure. Over the next several years, construction of additional production facilities could result in increased domestic capacity over 1999 levels. In particular, new domestic capacity in the plate and rail markets is expected to increase competition in these products where we now have a large domestic market share.

         Electric Furnace Producers.  Domestic integrated producers, such as
         --------------------------
Bethlehem, have lost market share in recent years to domestic electric furnace producers. These companies are relatively efficient, low-cost producers that make steel from scrap in electric furnaces (which are less expensive to build than integrated facilities), have lower employment and environmental costs per ton shipped and target regional markets. Through the use of various higher quality raw materials and thin slab casting technology, electric furnace producers are increasingly able to compete directly with producers of higher value products, including cold rolled and coated sheets.

         Imports.  Domestic steel producers also face significant competition
         -------
from foreign producers and have been, and may continue to be, adversely affected by unfairly traded imports. In certain cases, foreign producers may be pricing their products below their production costs. Imports of finished steel products accounted for about 22 percent of the domestic market in 1999, 27 percent in 1998 and 21 percent in 1997.

         The following table, which is based on data reported by the AISI, shows the percentage of the domestic apparent consumption of steel mill products supplied by imports for various classes of products.

                                               1999*    1998    1997
                                               ----     ----    ----

        Rail ..............................     36%      32%     26%
        Plates ............................     17       29      21
        Tin mill products .................     20       16      15
        Hot rolled and cold rolled sheets..     22       31      22
        Coated sheets .....................     11       10      11
        All products** ....................     26       30      24

-------------------
*       Preliminary

**      Excludes steel imported in the form of manufactured goods, such as automobiles, but includes semifinished steel.

         Excluding semifinished steel, imports of steel mill products were about 27.1 million tons in 1999, 34.7 million tons in 1998 and 24.7 million tons in 1997.

         Antidumping and countervailing duty orders covering imports of corrosion-resistant sheet from six countries, cold rolled sheet from three countries and plates from 11 countries, which resulted from unfair trade cases filed by Bethlehem and 11 other companies in 1992, remain in place. Suspension agreements are also in place limiting the volume of cut-to-length plate from Russia, the Ukraine and the People's Republic of China and setting a price floor for South Africa for a five-year period from 1998. In July, 1999, the Commerce Department entered into five-year suspension agreements limiting the volume and setting a price floor for hot rolled sheet from Brazil and Russia. Russia also entered into a comprehensive agreement to limit the volume of exports of other steel products from Russia to essentially 1997 levels. In addition, an antidumping order covering hot rolled sheet from Japan went into effect in July, 1999, and antidumping and countervailing duty orders covering cut-to-length carbon steel plate from six additional countries went into effect in January, 2000. In January, 2000, the Department of Commerce announced substantial final antidumping margins in investigations covering cold rolled sheet from 12 countries. An antidumping investigation is also pending on tin mill products from Japan.

         For further information on trade-related matters, see "International Steel Trade" under the "Year in Review" in Bethlehem's 1999 Annual Report to Stockholders.

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

         Substitute Materials.  For many steel products, there is substantial
         --------------------
competition from manufacturers of products other than steel, including aluminum, ceramics, concrete, glass, plastic and wood. Changes to the relative competitiveness of these substitute materials and the emergence of additional substitute materials could adversely affect future prices and demand for Bethlehem's products.

Capital Expenditures

         Capital expenditures were $557 million in 1999 compared with $328 million in 1998 and $228 million in 1997. Capital expenditures for 2000 are currently estimated to be about $250 million. During 1998, Bethlehem started construction of Sparrows Point's new continuous cold rolling mill complex.
This complex, which is scheduled to begin production early in 2000, is expected to lower costs, improve quality and enhance capabilities.

         About $350 million of capital expenditures were authorized in 1999. At December 31, 1999, the estimated cost of completing authorized capital expenditures was about $410 million compared with $610 million at December 31, 1998. Bethlehem expects to complete these authorized capital expenditures during 2000 to 2002.

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

Environment

         Bethlehem is subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and solid and hazardous waste disposal. During the five years ended December 31, 1999, Bethlehem spent about $100 million for environmental control equipment. Expenditures for new environmental control equipment totaled approximately $11 million in 1999, $13 million in 1998 and $15 million in 1997. The costs incurred in 1999 to operate and maintain existing environmental control equipment were approximately $115 million (excluding interest costs but including depreciation charges of $14 million) compared with $114 million in 1998 and $112 million in 1997. In addition, Bethlehem has been required to pay various fines and penalties relating to violations or alleged violations of laws and regulations in the environmental control area. Bethlehem paid about $74,000 in 1999, $910,000 in 1998 and $830,000 in 1997 for such fines and penalties.

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

         Bethlehem cannot predict the future specific environmental control requirements. Based on existing and anticipated regulations under current legislation, Bethlehem estimates that capital expenditures for new environmental control equipment will average about $15 million per year over the next two years. However, estimates of future capital expenditures and operating costs required for environmental compliance are subject to numerous uncertainties, including the evolving nature of regulations, possible imposition of more stringent requirements, availability of new technologies and the timing of expenditures.

         Under the Resource Conservation and Recovery Act, as amended ("RCRA"), the owners of certain facilities that managed hazardous waste after 1980 are required to investigate and, if appropriate, remediate certain historic environmental contamination found at the facility. All of Bethlehem's major facilities may be subject to this "Corrective Action Program", and Bethlehem has implemented or is currently implementing this program at its facilities located in Steelton, Pennsylvania; Lackawanna, New York; Burns Harbor, Indiana; and Sparrows Point, Maryland. At Steelton, Bethlehem completed a RCRA Facility Investigation ("RFI"), a Corrective Measures Study ("CMS") and a remediation program approved by the United States Environmental Protection Agency (the "EPA") and completed the remediation in 1994. At Lackawanna, Bethlehem is conducting an RFI. At Burns Harbor, Bethlehem is conducting an RFI in accordance with an EPA approved work plan that will require several years to complete. At Sparrows Point, Bethlehem, the EPA and the Maryland Department of the Environment have agreed to a phased RFI as part of a comprehensive multimedia pollution prevention agreement which was entered by the U. S. District Court for Maryland on October 8, 1997. The potential costs for possible remediation activities, if any, at Lackawanna, Burns Harbor and Sparrows Point and the timeframe for implementation of these activities cannot be reasonably estimated until the RFIs, and possibly the CMSs, have been completed and approved.

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

         Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA", also known as "Superfund"), the EPA can impose liability for site remediation on generators and transporters of waste, as well as past and present owners and operators of the sites where the waste was disposed of, regardless of fault or the legality of the disposal activities. Bethlehem is actively involved at 24 sites where it has been advised that it may be considered a potentially responsible party under CERCLA or corresponding State Superfund legislation. Based on its experience regarding site remediation and its knowledge of and extent of involvement in such sites, Bethlehem expects that its share of the costs for remediation of these sites will not be material.

         In its 1997 Form 10-K, Lukens discussed a CERCLA site (Douglassville) in which it was involved. Subsequent to that discussion, Lukens and Bethlehem were identified as separate de-minimis potentially responsible parties and were signatories to a consent decree which was entered by the U.S. District Court for the Eastern District of Pennsylvania on July 8, 1999. Within 60 days following entry of the consent decree, Bethlehem paid approximately $204,000 on behalf of Lukens and $125,000 on behalf of Bethlehem in full resolution of those liabilities.

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

Purchased Materials and Services

         Bethlehem purchases about $3 billion per year of raw materials, energy, equipment, goods and services from commercial sources in about 40 countries. Bethlehem's profitability could be affected by difficulties in obtaining these items and the prices paid for them. These difficulties could include such things as labor strikes, political instability and natural disasters. Bethlehem made significant progress in 1999 through its Strategic Sourcing initiatives and expects further progress in 2000. See "ITEM 2. PROPERTIES - Raw Material Properties and Interests" of this Report for a further description of the sources of raw materials essential to Bethlehem's steelmaking business.

Technology

         Research and Development.  Bethlehem performs research to improve
         ------------------------
existing products, develop new products and make operating processes more efficient. During 1999, 1998 and 1997, Bethlehem spent about $21 million, $23 million and $22 million, respectively, for research and development. Bethlehem owns a number of U.S. and foreign patents that relate to a wide variety of products and processes, has pending patent applications and is licensed under a number of patents. During 1999, seven U.S. patents covering a variety of new developments were awarded to Bethlehem. However, Bethlehem believes that no single patent or license or group of patents or licenses is of material importance to its overall business. Bethlehem also owns registered trademarks for certain of its products and service marks for certain of its services which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.

         Year 2000 Computer Issue.  During the last five years, Bethlehem
         ------------------------
focused on potential problems associated with the once common programming practice of storing data information using only the last two digits to indicate the year. The scope of Bethlehem's year 2000 Program involved many areas including its business and manufacturing computing systems, the associated personal computing, communications and infrastructure elements and the year 2000 readiness of key suppliers and customers. The major elements of the program were inventory, risk assessment, remediation, testing and contingency planning.

         As a result of its well-planned approach, Bethlehem experienced a smooth transition to the year 2000. During 1999, Bethlehem completed the final phases of its year 2000 Program and established command centers at each business unit and its corporate office to monitor all of its computer systems. Bethlehem's employees in information technology and at the operations worked effectively with various providers to ensure that Bethlehem was prepared for the changeover. During the transition period, Bethlehem performed a thorough validation of all manufacturing and business systems. Following this systematic review, all facilities resumed operations as scheduled. Also, no material problems were encountered with Bethlehem's key suppliers and customers. The costs associated with this effort were approximately $7 million and were charged to normal operating expenses. Bethlehem achieved its objectives and continued to operate its business and manufacturing systems and to serve its customers with no adverse year 2000 impact.

Employment

         At the end of 1999, Bethlehem had about 15,500 employees, three-quarters of whom are covered by agreements with the United Steelworkers of America ("USWA"). On August 1, 1999, Bethlehem and the USWA entered into new five-year labor agreements covering USWA represented employees at Bethlehem's facilities in Burns Harbor, Indiana; Lackawanna, New York; Sparrows Point, Maryland; Coatesville, Pennsylvania; and Steelton, Pennsylvania. The Burns Harbor and Sparrows Point divisions continue to be covered by one agreement, while separate agreements were continued for PST and BLP's Coatesville facility. A strike or work stoppage could impact Bethlehem's ability to operate if it is unable to negotiate new agreements with its represented employees when the existing agreements expire. Also, Bethlehem's profitability could be adversely affected if increased costs associated with any future contract are not recoverable through productivity improvements or price increases.

         For further information on Bethlehem's employment-related matters, see "Employees and Employment Costs" under "Financial Review and Operating Analysis" in Bethlehem's 1999 Annual Report to Stockholders.

Employee Postretirement Obligations

         At December 31, 1999, Bethlehem had recorded a liability of $410 million for pensions. For further discussion of Bethlehem's pension funding and obligations, see "Liquidity and Capital Structure" under "Financial Review and Operating Analysis" in Bethlehem's 1999 Annual Report to Stockholders.

         Bethlehem provides health care and life insurance benefits to most retirees and their dependents. Most of these future benefits have not been funded and, therefore, Bethlehem has substantial financial obligations on its balance sheet. At December 31, 1999, Bethlehem had recorded a liability of $1,820 million for postretirement benefits other than pensions. To the extent competitors do not have similar obligations, Bethlehem could be placed at a competitive disadvantage. Also, increases in health care costs could adversely affect Bethlehem's profitability.

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

Businesses Exited

         In recent years, Bethlehem has shut down or sold several facilities and operations. Since 1996, Bethlehem recorded net charges of $365 million in connection with these actions. On December 22, 1999, Bethlehem completed the sale of its Washington Steel Division facility in Washington, Pennsylvania, and on January 14, 2000, Bethlehem completed the sale of its stainless sheet operations in Massillon, Ohio. As a result, Bethlehem has now completed its planned divestiture of all of the stainless and distribution assets that were acquired as part of the Lukens acquisition.

         If it becomes necessary for Bethlehem to exit or reduce employment at additional businesses and operations in the future, it could incur substantial additional charges in the process. The charges for employees terminated as a result of facility shutdowns or sales vary depending upon the demographics of the workforce but could be $100,000 per employee. The recording of these charges could have a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities, decrease in stockholders' equity and possible increases in required contributions to the pension fund and retiree health care payments. Except as discussed above or previously announced, Bethlehem does not currently anticipate any additional facility shutdowns.

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

         As permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Bethlehem is identifying in this Report important factors that could cause Bethlehem's actual results to differ materially from those projected in these forward-looking statements. These factors include, but are not necessarily limited to:

  -  the effect of planned and unplanned outages on Bethlehem's operations;

  - the potential impact of strikes or work stoppages at facilities of Bethlehem's customers and suppliers;

  - the sensitivity of Bethlehem's results to relatively small changes in the prices obtained by Bethlehem for its products;

  - intense competition due to world steel overcapacity, new domestic capacity over the next several years, low- cost electric furnace facilities, imports (especially unfairly traded imports) and substitute materials;

  - the high capital requirements associated with integrated steel facilities;

  - the significant costs associated with environmental controls and remediation expenditures and the uncertainty of future environmental control requirements;

  - availability and prices associated with raw materials, supplies, utilities and other services and items required by Bethlehem's operations;

  - employment matters, including costs and uncertainties associated with Bethlehem's collective bargaining agreements, and employee postretirement obligations;

  -  the effect of possible future closure or exit of businesses;

  -  Bethlehem's highly leveraged capital structure;

  - the effect of existing and possible future lawsuits filed against Bethlehem.

         "ITEM 1. BUSINESS" and "ITEM 3. LEGAL PROCEEDINGS" of this Report discuss these factors in more detail and are incorporated by reference into this section. Bethlehem does not undertake to update any forward-looking statements that may be made from time to time by Bethlehem or its representatives.


ITEM 2. PROPERTIES.

Burns Harbor Division

         Location:  In Indiana, on Lake Michigan, about 50 miles southeast of
         --------
Chicago, Illinois.

         Principal products and markets:  Hot rolled, cold rolled,
         ------------------------------
electrogalvanized, hot-dip galvanized and galvannealed sheet, coke and semifinished steel to Bethlehem Lukens Plate. Its principal markets include automotive, service centers, construction, machinery and appliance.

         Principal facilities:  A sintering plant, a coke oven battery (Burns
         --------------------
Harbor operates a second coke oven battery for the battery's owner), two blast furnaces, including coal injection facilities, three basic oxygen furnaces with a combined annual raw steel production capability of about 5.6 million tons, a vacuum degassing facility, two continuous slab casters with a combined annual production capability of about 4 million tons, an 80-inch hot-strip mill, two continuous pickling lines, an 80- inch five-stand cold reducing mill, sheet finishing mills, a continuous heat treating line, batch annealing facilities and a 72-inch hot-dip galvanizing line. Burns Harbor operates a cold reducing mill, a continuous pickling line, a galvanizing line and two coke oven batteries in Lackawanna, New York.

         Burns Harbor continuously casts about 88 percent of its total production volume, with the remaining 12 percent being ingot cast. Ingot cast slabs are used primarily by Bethlehem to make steel plates. Burns Harbor's utilization of raw steel production capability was 95 percent during 1999.

Sparrows Point Division

         Location:  On the Chesapeake Bay, near Baltimore, Maryland.
         --------

         Principal products and markets:  Hot rolled, cold rolled, hot-dip
         ------------------------------
galvanized and Galvalume(R) sheet and tin mill products. Its principal markets include construction, containers and service centers.

         Principal facilities:  A sintering plant, a large blast furnace, two
         --------------------
basic oxygen furnaces with an annual raw steel production capability of about
3.7 million tons, a two-strand continuous slab caster, a 68-inch hot-strip mill, three continuous pickling lines, three cold reducing mills (66-inch, 56-inch and 48-inch), continuous and batch annealing facilities, two galvanizing lines, a Galvalume(R) line, a 48-inch hot-dip galvanizing/ Galvalume(R) line and tin mill facilities that include tin and chrome plating lines.

         Sparrows Point continuously casts essentially 100 percent of its total production volume. Sparrows Point's utilization of raw steel production capability was 76 percent during 1999. Utilization was lower than in previous years because of the reline of the "L" Blast Furnace.

Bethlehem Lukens Plate ("BLP")

         Location:  In Coatesville and Conshohocken, Pennsylvania; Burns
         --------
Harbor, Indiana.

         Principal products and markets:  Carbon plate, high-strength, low
         ------------------------------
alloy plate, commercial alloy plate, military alloy plate, coiled and cut plate and clad plate. Its principal markets include service centers, transportation, infrastructure, machinery, equipment, environmental and engineering.

         Principal facilities:  Coatesville:  an electric arc furnace with an
         --------------------
annual raw steel production capability of about 900,000 tons, two plate mills (140-inch and 206-inch) and heat treating facilities. Conshohocken: a 110-inch Steckel mill, two reheat furnaces, a roughing mill, an in-line cooling and cut-to-length line, a quench and temper line and a batch heat-treating system. Burns Harbor: a 50 x 90-inch slabbing mill, a 110-inch sheared plate mill including two continuous reheat furnaces, a roughing mill, a finishing mill and a normalizing furnace, and a 160-inch sheared plate mill including two continuous reheat furnaces, four batch reheat furnaces, a roughing mill, a finishing mill, an in-line accelerated cooling facility, a quench and temper line and a batch normalizing furnace.

         Bethlehem Lukens Plates' utilization of raw steel production capability was 91 percent during 1999.

         During 2000, Bethlehem intends to consolidate Burns Harbor, Sparrows Point and BLP into two divisions. BLP's operations in Coatesville and Conshohocken will become part of Sparrows Point and BLP's facilities located at Burns Harbor will become part of that Division. Bethlehem will continue to market its plate products under the name Bethlehem Lukens Plate.

Pennsylvania Steel Technologies, Inc. ("PST")

         Location:  In Steelton, Pennsylvania, south of Harrisburg,
         --------
Pennsylvania.

         Principal products and markets:  Railroad rails, specialty blooms and
         ------------------------------
flat bars. PST also produces large-diameter pipe for the oil and gas industries.

         Principal facilities:  A DC electric arc furnace with an annual raw
         --------------------
steel production capability of about 1.1 million tons, a ladle furnace, a vacuum degassing facility, a continuous bloom caster, a 44-inch blooming mill, a 28-inch rail mill, in-line rail head-hardening facilities, finishing and shipping facilities for long-length (80-foot) rails, a 20-inch bar mill and an electric fusion welded pipe mill.

         PST's utilization of raw steel production capability was 42 percent during 1999.

Joint Ventures

         Bethlehem participates in the following joint ventures:

  -  Double G Coatings Company, L.P.  (located near Jackson, Mississippi)
     -- operates a 270,000 ton per year sheet coating line that produces galvanized and Galvalume(R) coated sheets primarily for the construction market. Sparrows Point provides cold rolled coils for about half of Double G's annual capability and is responsible for marketing its share of the finished product.

  - Columbus Coatings Company -- (located in Columbus, Ohio) -- a joint venture with The LTV Corporation. The coating facility is expected to begin operation by fourth quarter 2000 and will produce quality corrosion resistant steel sheets primarily for the automotive market.

  - Columbus Processing Company LLC. (located in Columbus, Ohio) -- Steel slitting and warehousing operation.

  - Steel Construction Systems (located in Orlando, Florida) -- a joint venture with CSR Rinker, the largest building materials company in Florida. Steel Construction Systems manufactures steel studs and joists for residential and light commercial buildings.

  - Walbridge Coatings (located in Walbridge, Ohio) -- owns and operates a 400,000 ton per year electrogalvanizing line. This facility produces corrosion-resistant sheet steel primarily for the automobile industry and other consumer durables markets. Burns Harbor provides cold rolled coils for 85 percent of Walbridge's annual capability and is responsible for marketing its share of the finished product.

  - Indiana Pickling and Processing Company (located in northern Indiana) -- operates a pickling line.

  - Chicago Cold Rolling, L.L.C. (located in northern Indiana) -- processes hot rolled sheet into cold rolled sheet products.

  - TWB Company (located in Michigan) -- operates the largest plant in North America producing laser-welded blanks for the automotive industry.

  - MetalSite (www.metalsite.net) -- Bethlehem is an equity partner in MetalSite, an internet metals marketplace where companies can buy or sell metal products or services.

  - Bethlehem Roll Technologies LLC (located in Sparrows Point, Maryland) -- operates a facility for grinding steel mill rolls for Bethlehem and others.

  - BethNova Tube, LLC (site location not yet determined) -- will produce tubes for use in hydroforming automobile and truck parts. Tube production is expected to begin in the first quarter of 2001.

         Bethlehem also has indirect equity interests in various iron ore properties. See "Raw Material Properties and Interests" below.

Raw Material Properties and Interests

         Iron Ore.  Bethlehem has indirect equity interests in various iron ore
         --------
operating properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1999, sufficient to produce at least 16 million tons of direct shipping iron ore from properties located in Brazil and 186 million tons of iron ore pellets from properties located in Minnesota. During 1997, Bethlehem sold its equity interest in Iron Ore Company of Canada ("IOC"). Bethlehem continues as a customer of IOC and purchases iron ore at prices which approximate market. In addition to the estimated reserves at operating properties, Bethlehem also has indirect equity interests in undeveloped or nonoperating iron ore properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 1999, sufficient to produce at least 11 million tons of direct shipping iron ore from properties located in Brazil and 128 million tons of iron ore pellets from properties located in Minnesota.

         The iron ore operating properties in which Bethlehem has interests have mining and processing facilities which can supply a majority of Bethlehem's current annual iron ore requirements. The location of Bethlehem's steel operations and the iron ore products best suited to these facilities determine when Bethlehem sells, exchanges or purchases iron ore. These purchases have been from various sources, including sources in which it has ownership interests, under a variety of arrangements.

         Bethlehem's share of the annual iron ore production by enterprises in which it has ownership interests, for Bethlehem's use or sale to trade customers, was 6.9 million tons in 1999 and 7.9 million tons in 1998. In addition to these sources, Bethlehem purchased 4 million tons of iron ore in 1999 and 5.1 million tons of iron ore in 1998 from sources in which it had no ownership interests. In 1999, Bethlehem obtained about 62 percent of its iron ore requirements from operations in which it had ownership interests compared with 58 percent in 1998.

         Iron ore trade sales commitments for 2000 are .3 million tons and no sales commitments exist beyond 2000.

         The interests in foreign iron ore properties described above are subject to the risks associated with investments in foreign countries, including the risk of nationalization.

         Coal and Coke.  Bethlehem has sold all of its coal operating
         -------------
properties and purchases all of the coal it uses from commercial sources. Bethlehem owns undeveloped or nonoperating coal properties in Pennsylvania, which it estimates contained recoverable reserves at December 31, 1999, sufficient to produce at least 158 million tons of coal, of which about 91 percent and 9 percent, respectively, are metallurgical and steam coal.

         Bethlehem operates coke-making facilities at Burns Harbor, Indiana and Lackawanna, New York.

         Other Raw Materials.  Bethlehem purchases its other raw material
         -------------------
requirements from commercial sources.

Transportation

         Bethlehem owns nine subsidiary shortline railroads which transport raw materials and semifinished steel products within various Bethlehem operations and serve other customers on their lines. Bethlehem manages an interstate trucking company serving Bethlehem's operations and other facilities and manages a rail/truck intermodal facility in Bethlehem, Pennsylvania.

         The Burns Harbor Division operates two 1,000-foot ore vessels (one owned and one under long-term charter), which are used for the transportation of iron ore on the Great Lakes.

General

         While Bethlehem's principal operations and facilities are adequately maintained, they are of varying ages, technologies and operating efficiencies. Bethlehem believes that most of its operations and facilities currently are competitive with the operations and facilities of its principal competitors. Bethlehem will continue to make capital expenditures to improve and maintain the competitiveness of its operations and facilities. See "ITEM 1. BUSINESS - Capital Expenditures" of this Report for a discussion of Bethlehem's capital expenditures.

         Bethlehem owns all principal operations and facilities. During 1998, Bethlehem sold its No. 1 Coke Oven Battery at Burns Harbor to an affiliate of DTE Energy Services, Inc. Bethlehem operates the facility for the owner and purchases its output. Bethlehem financed the construction of two hot-dip galvanizing lines at its Burns Harbor and Sparrows Point Divisions. These two galvanizing lines are pledged as collateral for the borrowings.


ITEM 3. LEGAL PROCEEDINGS.

         Bethlehem is a party to numerous legal proceedings incurred in the ordinary course of its business. Bethlehem cannot predict with any certainty the outcome of any legal proceedings to which it is a party. However, in the opinion of Bethlehem's management, adequate reserves have been recorded for losses which are likely to result from these proceedings. To the extent that such reserves prove to be inadequate, Bethlehem would incur a charge to earnings which could be material to its future results of operations in particular quarterly or annual periods. The outcome of these proceedings, however, is not currently expected to have a material adverse effect on Bethlehem's consolidated financial position.

         See "ITEM 1. BUSINESS - Environment" of this Report for a discussion of Bethlehem's potential responsibilities for environmental cleanup at certain sites under RCRA and CERCLA.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

__________

Executive Officers of the Registrant.

         The executive officers of Bethlehem as of March 3, 2000, are as follows:

             Name             Age              Position
             ----             ---              --------

Curtis H. Barnette             65   Chairman and Chief Executive Officer

Gary L. Millenbruch            62   Vice Chairman and Chief Financial Officer

Duane R. Dunham                58   President and Chief Operating Officer

Dr. Augustine E. Moffitt, Jr.  54   Executive Vice President (Administration)
                                    and Chief Administrative Officer

Leonard M. Anthony             45   Treasurer

Lonnie A. Arnett               54   Vice President (Accounting), Controller
                                    and Chief Accounting Officer

Dr. Walter N. Bargeron         57   President, Burns Harbor Division

David M. Beinner               60   Senior Vice President (Commercial)

Thomas J. Conarty, Jr.         50   Vice President (Information Technology)
                                    and Chief Information Officer

Stephen G. Donches             54   Vice President (Public Affairs)

Andrew R. Futchko              57   President, Pennsylvania Steel
                                    Technologies, Inc.

William H. Graham              54   Senior Vice President (Law), General
                                    Counsel and Secretary

Carl W. Johnson                58   President, Sparrows Point Division

John L. Kluttz                 57   Vice President (Union Relations)

Dr. Carl F. Meitzner           60   Vice President (Planning)

Van R. Reiner                  51   President, Bethlehem Lukens Plate

Dr. Malcolm J. Roberts         57   Vice President (Technology) and
                                    Chief Technology Officer

Robert A. Rudzki               46   Vice President (Purchasing and
                                    Transportation) and Chief Procurement
                                    Officer

Dorothy L. Stephenson          50   Vice President (Human Resources)

                                      15

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED SECURITY HOLDER MATTERS.

         As of March 3, 2000, about 32,850 stockholders held 131,641,347 shares of Bethlehem Common Stock. The principal market for Bethlehem Common Stock is the New York Stock Exchange. Bethlehem Common Stock is also listed on the Chicago Stock Exchange. Dividends on Bethlehem Common Stock are paid quarterly when declared by Bethlehem's Board of Directors.

         Under the provisions of Bethlehem's 10-3/8% Senior Notes due 2003, Bethlehem's ability to pay dividends on its Common Stock is restricted. See Note J to the Consolidated Financial Statements. At December 31, 1999, about $280 million was available for the payment of Common Stock dividends under these provisions.

         Bethlehem has not paid a dividend on its Common Stock since the fourth quarter of 1991. Bethlehem's Board of Directors will determine whether to pay any future dividends (subject to any applicable restrictions) based on attained financial results and business outlook.

         The following table shows the high and low sales prices of Bethlehem Common Stock as reported in the consolidated transaction reporting system. The closing sale price of Bethlehem Common Stock on March 3, 2000, was $6.00.


                                         1999                1998
                                         ----                ----
                                     Sales Prices         Sales Prices
                                     ------------         ------------
   Period                           High        Low      High        Low
   ------                           ----        ---      ----        ---
First Quarter..................   $10.688   $  7.688   $15.500   $  8.063
Second Quarter.................    10.938      7.375    17.125     11.063
Third Quarter..................     8.688      6.750    13.438      7.000
Fourth Quarter.................     8.500      5.875    10.750      7.313

ITEM 6. SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated by reference from page 31 of Bethlehem's 1999 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated by reference from pages 2 to 9 and 12 to 15 of Bethlehem's 1999 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is incorporated by reference from pages 16 to 28 of Bethlehem's 1999 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         In addition to the information under the caption "Executive Officers of the Registrant" in Part I of this Report, the information required by this
Item is incorporated by reference from the material under the heading "Item 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of Bethlehem's Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.


ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference from the material under the heading "Executive Compensation" of Bethlehem's Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

         The information required by this Item is incorporated by reference from the material under the heading "Stock Ownership Information" of Bethlehem's Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference from the material under the heading "Certain Business Relationships and Related Transactions" and under the heading "Indemnification Assurance Agreements" of Bethlehem's Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

         Except for those items specifically incorporated by reference, you should not consider Bethlehem's 1999 Annual Report to Stockholders or Proxy Statement for the 2000 Annual Meeting of Stockholders to be part of this Report.

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

         (1) Financial Statements.

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                                 Page
                                                                                 ----
Consolidated Statements of Income for years 1999, 1998 and 1997................   *

Consolidated Balance Sheets as of December 31, 1999 and 1998 ..................   *

Consolidated Statements of Cash Flows for the years 1999, 1998 and 1997........   *

Notes to Consolidated Financial Statements (Including Quarterly Financial Data).  *


         (2) Consolidated Financial Statement Schedules.


Report of Independent Auditors On Consolidated Financial Statement Schedule....  F-1

        II -- Valuation and Qualifying Accounts and Reserves, years ended
              December 31, 1999, 1998 and 1997.................................  F-3

* Incorporated by reference from pages 16 to 28 of Bethlehem's 1999 Annual Report to Stockholders.

         The Consolidated Financial Statements, together with the report of PricewaterhouseCoopers LLP dated January 26, 2000, on pages 16 to 29 of Bethlehem's 1999 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report. With the exception of those pages, you should not consider Bethlehem's 1999 Annual Report to Stockholders as a part of this Report for this Item. The Schedule listed above should be read in conjunction with the consolidated financial statements in such 1999 Annual Report to Stockholders.

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

(3)(a) Second Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3(a) to Bethlehem's Annual Report on Form 10-K for the year ended December 31, 1998).

     (b) Amendment to Second Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3(i) to Bethlehem's quarterly report on Form 10-Q for the quarter ended June 30, 1995).

     (c) By-laws of Bethlehem Steel Corporation, as amended October 1, 1999 (Incorporated by reference from Exhibit 4 to Bethlehem's quarterly report on Form 10-Q for the quarter ended September 30, 1999).

  (4)(a) Rights Agreement, dated as of July 29, 1998, between Bethlehem Steel Corporation and First Chicago Trust Company of New York (Incorporated by reference from Bethlehem's Report on Form 8-K filed August 5, 1998).

     (b) Amendment No. 1 to the Rights Agreement, dated as of March 17, 1999, between Bethlehem Steel Corporation and First Chicago Trust Company of New York (Incorporated by reference from Bethlehem's Amended Registration Statement on Form 8-A/A filed March 19,
         1999).

     (c) Amendment No. 2 to Rights Agreement, dated as of December 30, 1999, between Bethlehem Steel Corporation and First Chicago Trust Company of New York (Incorporated by reference from Bethlehem's Amended Registration Statement on Form 8-A/A filed December 30,
         1999).

     (d) Inventory Credit Agreement, dated as of September 12, 1995, as amended and restated on June 5, 1997, June 19, 1998, and June 17, 1999.

     (e) Receivables Purchase Agreement, dated as of September 12, 1995, as amended and restated on June 5, 1997, June 19, 1998, and June 17, 1999.

     (f) Bethlehem is a party to certain long-term debt agreements where the amount involved does not exceed 10 percent of Bethlehem's total consolidated assets. Bethlehem agrees to furnish a copy of any such agreement to the Commission upon request.

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

    *(c) 1994 Stock Incentive Plan of Bethlehem Steel Corporation
         (Incorporated by reference from Exhibit 10(c) to Bethlehem's Annual Report on Form 10-K for the year ended December 31, 1998).

    *(d) 1994 Non-Employee Directors Stock Plan of Bethlehem Steel
         Corporation (Incorporated by reference from Exhibit 10(d) to Bethlehem's Annual Report on Form 10-K for the year ended December 31, 1998).

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

     (j) Form of Agreement between Bethlehem Steel Corporation and eight executive officers. Additional agreements have been entered into between Bethlehem Steel Corporation and twelve other executive officers and employees. These additional agreements are substantially in the form of said Agreement except: (i) the amount of compensation upon termination is two rather than three times annual salary and bonus and (ii) the additional agreements do not permit the recipient to terminate for any reason during the 30-day period following the first anniversary of the change in control (Incorporated by reference from Exhibit 10 to Bethlehem's quarterly report on Form 10-Q for the quarter ended September 30,
         1998).

     (k) Consulting Agreement and Covenant not to Compete, as amended, between Bethlehem Steel Corporation and Curtis H. Barnette.

     (l) Consulting Agreement and Covenant not to Compete, as amended, between Bethlehem Steel Corporation and Roger P. Penny.



(13) Those portions of Bethlehem's 1999 Annual Report to Stockholders which are incorporated by reference into this Form 10-K Annual Report.

(23)     Consent of Independent Auditors (included on page F-2 of this Report).

(24)     Power of Attorney.

(27)     Financial Data Schedule for period ended December 31, 1999.

-----------------
* Compensatory plans in which Bethlehem's directors and executive officers participate.

(b) Reports on Form 8-K.

         Bethlehem filed a report on Form 8-K on December 30, 1999, disclosing the adoption of Amendment No. 2 to its Rights Agreement with First Chicago Trust Company of New York. The Amendment is listed as Exhibit 4(c) to this Report on Form 10-K.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bethlehem Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2000.

                             BETHLEHEM STEEL CORPORATION,


                             By:  /s/ Lonnie A. Arnett
                                  ------------------------------
                                  Lonnie A. Arnett
                                  Vice President and Controller


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Bethlehem Steel Corporation and in the capacities indicated on the 9th day of March, 2000.




/s/ Curtis H. Barnette                 /s/ Duane R. Dunham
------------------------------         ------------------------------
Curtis H. Barnette                     Duane R. Dunham
Chairman and Director                  Director
(principal executive officer)




 /s/ Gary L. Millenbruch               /s/ Harry P. Kamen
------------------------------         ------------------------------
Gary L. Millenbruch                    Harry P. Kamen
Vice Chairman and Director             Director
(principal financial officer)




/s/ Lonnie A. Arnett                   /s/ William M. Landuyt
------------------------------         ------------------------------
Lonnie A. Arnett                       William M. Landuyt
Vice President and Controller          Director
(principal accounting officer)





/s/ Benjamin R. Civiletti              /s/ Robert McClements, Jr.
------------------------------         ------------------------------
Benjamin R. Civiletti                  Robert McClements, Jr.
Director                               Director


                                      22









/s/ Worley H. Clark                    /s/ Shirley D. Peterson
------------------------------         ------------------------------
Worley H. Clark                        Shirley D. Peterson
Director                               Director




/s/ John B. Curcio                     /s/ Dean P. Phypers
------------------------------         ------------------------------
John B. Curcio                         Dean P. Phypers
Director                               Director




/s/ Lewis B. Kaden                     /s/ John F. Ruffle
------------------------------         ------------------------------
Lewis B. Kaden                         John F. Ruffle
Director                               Director

                                      23

                       Report of Independent Auditors on
                         Financial Statement Schedule

To the Board of Directors
of Bethlehem Steel Corporation

Our audits of the consolidated financial statements referred to in our report dated January 26, 2000 appearing in the 1999 Annual Report to Stockholders of Bethlehem Steel Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
------------------------------

New York, New York
January 26, 2000

                        CONSENT OF INDEPENDENT AUDITORS
                        -------------------------------


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796,
No.  2-67314, No.  33- 23516, No.  33-23688, No.  33-52267, No.  33-58019, No.
33-58021, No.  33-60507, No.  333-53895, No.  333-57157 and No.  333-91941) of
Bethlehem Steel Corporation of our report dated January 26, 2000 relating to the financial statements, which appears in the 1999 Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 26, 2000 relating to the Financial Statement Schedule, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
------------------------------

New York, New York
March 9, 2000

                          BETHLEHEM STEEL CORPORATION


                               10-K SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                ($ in Millions)






                                                 Charged
                                   Balance at   (Credited)                          Balance at
                                   12/31/98     to Income    Deductions    Other     12/31/99
                                   ----------   ----------   ----------    -----    ---------

Classification
--------------
  Doubtful Receivables & Returns     $20.0         $0.8       ($1.2)(a)      -         $19.6
  Deferred Income Tax Asset          320.0         39.0       (19.0)(b)      -         340.0


                                                 Charged
                                   Balance at   (Credited)                          Balance at
                                    12/31/97    to Income    Deductions    Other     12/31/98
                                   ----------   ----------   ----------    -----    ----------

Classification
--------------
  Doubtful Receivables & Returns     $18.8        ($0.4)       $1.6 (a)       -        $20.0
  Long-term Receivables                2.0           -           -         (2.0)(c)       -
  Deferred Income Tax Asset          350.0        (22.0)         -         (8.0)(d)    320.0


                                                 Charged
                                   Balance at   (Credited)                          Balance at
                                    12/31/96    to Income    Deductions    Other     12/31/97
                                   ----------   ----------   ----------    -----    ----------

Classification
--------------
  Doubtful Receivables & Returns     $20.8        ($2.8)       $0.8 (a)       -        $18.8
  Long-term Receivables                4.4           -         (2.4)(a)       -          2.0
  Deferred Income Tax Asset          410.0        (60.0)         -            -        350.0

(a) Amounts written-off less collections and reinstatements.
(b) Expiration of NOL carryforward and other tax adjustments.
(c) The property for which this receivable relates to was forclosed on by Bethlehem and the receivable and related allowance was included in the basis of the property.
(d) Allowance on taxable temporary differences acquired through Bethlehem's purchase of Lukens.