Form 10-Q
period 2000-03-31
BETHLEHEM STEEL CORP /DE/
filed 2000-05-03
CIK 11860

                                   FORM 10-Q

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended March 31, 2000
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
                                         Yes   X       No
                                              ---         ---


Number of Shares of Common Stock Outstanding as of May 1, 2000:    131,843,789
                                                                   -----------

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                     INDEX

                                                                     Page No.
                                                                     --------
PART I.  Financial Information

Consolidated Statements of Income-
     Three Months Ended March 31, 2000
     and 1999 (unaudited). . . . . . . . . . . . . . . . . . . . . .      2

Consolidated Balance Sheets-
     March 31, 2000 (unaudited), December 31, 1999
     and March 31, 1999 (unaudited). . . . . . . . . . . . . . . . .      3

Consolidated Statements of Cash Flows-
     Three Months Ended March 31, 2000
     and 1999 (unaudited). . . . . . . . . . . . . . . . . . . . . .      4

Notes to Consolidated Financial Statements (unaudited) . . . . . . .      5

Management's Discussion and Analysis of Results of
     Operations and Financial Condition. . . . . . . . . . . . . . .      6


PART II.  Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .      8

     Item 4.  Submission of Matters to a Vote of Security Holders. .      9

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

                          Bethlehem Steel Corporation

                     CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

                                                    Three Months Ended
                                                         March 31
                                                  ----------------------
                                                     2000         1999
                                                  ---------    ---------

Net Sales                                         $1,106.8     $  959.5
                                                  ---------    ---------
Costs and Expenses:
  Cost of sales                                      988.3        888.4
  Depreciation and amortization                       71.6         61.2
  Selling, administration and general expense         27.8         29.4
                                                  ---------    ---------
Total Costs and Expenses                            1,087.7       979.0
                                                  ---------    ---------
Income (Loss) from Operations                         19.1        (19.5)

Financing Income (Expense):
  Interest and other financing costs                 (16.6)       (13.9)
  Interest and other income                            1.2          2.3
                                                  ---------    ---------
Income (Loss) before Income Taxes                      3.7        (31.1)

Benefit (Provision) for Income Taxes                  (0.6)         5.5
                                                  ---------    ---------
Net Income (Loss)                                      3.1        (25.6)


Dividends on Preferred and Preference Stock           10.3         10.3
                                                  ---------    ---------

Net Loss Applicable to Common Stock               $   (7.2)    $  (35.9)
                                                  =========    =========
Net Loss per Common Share:
  Basic and Diluted                               $  (0.05)    $  (0.28)
Average Shares Outstanding:
  Basic and Diluted                                  131.2        129.7

                                Additional Data

  Steel products shipped (thousands of net tons)     2,384        2,011
  Raw steel produced (thousands of net tons)         2,663        2,529



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation

                         CONSOLIDATED  BALANCE  SHEETS
                             (dollars in millions)

                                    ASSETS

                                               March 31                  March 31
                                                 2000      December 31    1999
                                              (unaudited)      1999     (unaudited)
                                              -----------  -----------  -----------
Current Assets:
  Cash and cash equivalents                   $  141.7     $   99.4     $   84.7
  Receivables, less allowances                   227.0        235.0        310.5
  Inventories:
    Raw materials                                249.6        292.3        284.3
    Finished and semifinished                    583.2        572.5        744.0
                                              ---------    ---------    ---------
                                                 832.8        864.8      1.028.3
  Other current assets                             9.4         10.2          8.2
                                              ---------    ---------    ---------
Total Current Assets                           1,210.9      1,209.4      1,431.7
Investments and Miscellaneous Assets             123.9        123.1         90.4
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,315.4, $4,263.6 and $4,170.7              2,881.9      2,899.7      2,678.2
Deferred Income Tax Asset - net                  959.4        960.0        925.5
Net Assets of Discontinued Stainless
  Operations (Note 3)                               -           3.0         25.0
Goodwill, less accumulated amortization
  of $22.0, $19.0 and $10.0                      338.0        341.0        350.0
                                              ---------    ---------    ---------
Total Assets                                  $5,514.1     $5,536.2     $5,500.8
                                              =========    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                            $  397.4     $  427.6     $  380.2
  Accrued employment costs                       297.0        292.2        280.2
  Accrued taxes                                   63.4         56.4         58.3
  Debt and capital lease obligations             133.3        110.0         48.8
  Other current liabilities                      148.8        147.2        161.4
                                              ---------    ---------    ---------
Total Current Liabilities                      1,039.9      1,033.4        928.9

Pension Liability                                418.6        410.0        420.1
Postretirement Benefits Other Than Pensions    1,666.4      1,645.0      1,635.0
Long-term Debt and Capital Lease Obligations     709.1        754.1        599.4
Deferred Gain on Sales                           112.8        117.4        131.3
Other Long-term Liabilities                      295.2        299.2        330.4

Stockholders' Equity:
  Preferred Stock                                 11.6         11.6         11.6
  Preference Stock                                 2.0          2.0          2.2
  Common Stock                                   133.9        133.6        132.5
  Common Stock held in treasury at cost          (60.6)       (60.6)       (60.5)
  Additional paid-in capital                   1,953.1      1,961.5      1,983.3
  Accumulated deficit                           (767.9)      (771.0)      (613.4)
                                              ---------    ---------    ---------
Total Stockholders' Equity                     1,272.1      1,277.1      1,455.7
                                              ---------    ---------    ---------
Total Liabilities and Stockholders' Equity    $5,514.1     $5,536.2     $5,500.8
                                              =========    =========    =========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation

                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (dollars in millions)
                                  (unaudited)

                                                        Three Months Ended
                                                              March 31
                                                        ----------------------
                                                           2000         1999
                                                        ---------    ---------
Operating Activities:
     Net income (loss)                                  $    3.1     $  (25.6)

     Adjustments for items not affecting
     cash from operating activities:
        Depreciation and amortization                       71.6         61.2
        Deferred income taxes                                0.6         (5.5)
        Other - net                                         (2.2)         1.0

     Working capital (excluding financing and
     investing activities):
        Receivables - operating                              5.6        (44.4)
        Receivables - sold                                    -          40.0
        Inventories                                         35.3         12.3
        Accounts payable                                   (30.2)       (37.7)
        Employment costs and other                          22.0        (16.6)
                                                        ---------    ---------
Cash Provided from (Used for) Operations
  Before Funding Postretirement Benefits                   105.8        (15.3)

Funding Postretirement Benefits:
     Pension funding less than expense                       8.6          4.7
     Retiree healthcare and life insurance benefit
       payments less than expense                           21.4          5.0

                                                        ---------    ---------
Cash Provided from (Used for) Continuing
  Operating Activities                                     135.8         (5.6)
                                                        ---------    ---------
Cash Provided from Operating Activities of
  Discontinued Stainless Operations (Note 3)                  -           0.1
                                                        ---------    ---------
Investing Activities:
     Capital expenditures                                  (52.9)       (82.6)
     Payments related to the purchase of
     Lukens (Note 3)                                          -          (3.6)
     Cash proceeds from asset sales and other                3.0         82.6
                                                        ---------    ---------
Cash Used for Investing Activities                         (49.9)        (3.6)
                                                        ---------    ---------

Financing Activities:
     Borrowings                                              6.8          0.7
     Debt and capital lease payments                       (28.4)       (24.1)
     Cash dividends paid                                   (10.1)       (10.1)
     Other payments                                        (11.9)       (10.5)
                                                        ---------    ---------
Cash Used for Financing Activities                         (43.6)       (44.0)
                                                        ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents        42.3        (53.1)
Cash and Cash Equivalents - Beginning of Period             99.4        137.8
                                                        ---------    ---------
                          - End of Period               $  141.7         84.7
                                                        =========    =========

Supplemental Cash Payment Information:
     Interest, net of amount capitalized                $   22.2     $   21.6
     Income taxes paid                                  $    0.2          0.1

The accompanying Notes are an integral part of the Consolidated Financial Statements.
                                     - 4 -

       NOTES   TO   CONSOLIDATED   FINANCIAL   STATEMENTS   (UNAUDITED)


1. The Consolidated Financial Statements as of and for the three month periods ended March 31, 2000 and 1999 were not audited. However, in Management's opinion, the information reflects all adjustments necessary for a fair statement of the results for the periods presented. Management believes all adjustments were of a normal and recurring nature.

2. These Consolidated Financial Statements should be read together with the 1999 audited financial statements in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Presentation of certain amounts in the prior year have been revised to be consistent with the current year.

3. On May 29, 1998, Bethlehem acquired all of the outstanding capital stock of Lukens Inc. The aggregate purchase price of $560.6 million comprises cash of $327.8 million, the issuance of 15.1 million shares of Bethlehem common stock valued at $184.8 million, and transaction related costs of $48.0 million. Transaction related costs of $3.6 million were paid during the first quarter of 1999. The transaction was accounted for as a purchase and, accordingly, Lukens' results are included in the Consolidated Financial Statements from the date of acquisition. The stainless and distribution businesses were acquired with the purchase of Lukens Inc. and are being accounted for as discontinued operations. Income or losses from these operations are not included in Bethlehem's operating results. In the first quarter of 2000, Bethlehem completed the planned divestiture of the stainless and distribution businesses acquired in the Lukens purchase for amounts essentially equal to $316 million. The net assets of these operations are shown separately on the balance sheet and consist primarily of property, plant and equipment and working capital.

                         MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVIEW OF RESULTS:

FIRST QUARTER 2000 - FIRST QUARTER 1999


         Bethlehem reported net income of $3 million for the first quarter of 2000, compared with net losses of $38 million for the fourth quarter of 1999 and $26 million for the first quarter of 1999. After deducting preferred dividend requirements, this is a loss of $.05 per diluted common share for the first quarter of 2000, compared with losses of $.37 and $.28 per share for the fourth quarter and first quarter of 1999.

OPERATING RESULTS

         Our income from operations was $19 million for the first quarter of 2000, compared with losses from operations of $35 million for the fourth quarter of 1999 and $20 million for the first quarter of 1999. Our first quarter 2000 operating results improved from a year ago reflecting primarily higher shipments and lower costs, partially offset by a less favorable product mix. Our steel prices, on a constant mix basis, were slightly lower than a year ago.

         Our income from operations for the first quarter of 2000 improved by $54 million from a loss of $35 million for the fourth quarter of 1999 primarily due to higher realized prices and shipments.

LIQUIDITY AND CAPITAL STRUCTURE

         At March 31, 2000, our total liquidity, comprising cash, cash equivalents and funds available under our bank credit arrangements, totaled $384 million, compared with $334 million at December 31, 1999.

         For the first quarter of 2000, cash provided from continuing operating activities was $136 million, compared with a cash use of $6 million for the first quarter of 1999. Principal uses of cash during the first quarter of 2000 included capital expenditures of $53 million and debt repayments of $28 million. Major uses of cash for 2000 are expected to be capital expenditures of about $250 million and public debt maturity payments of about $45 million.

         We expect to maintain an adequate level of liquidity during 2000 with cash provided from operations, available funds under our bank arrangements, improvements in working capital, primarily inventory reductions, and asset sales.

DIVIDENDS

         On April 26, 2000, our Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable June 10, 2000, to holders of record on May 10, 2000. No dividend was declared on Bethlehem's Common Stock.

OUTLOOK

         The U.S. economy continues on a path of solid growth driven by strong consumer spending, low unemployment and business investment. Steel demand remains strong, led by record automotive sales and production. We currently believe that domestic industry shipments will be about 108 million tons this year. This compares with the estimated 105 million tons shipped in 1999.

         During the remainder of 2000, we expect to start up three new operations at Sparrows Point -- a new continuous cold mill complex, a pulverized coal injection facility and a wide-slab caster.

         Improving steel market conditions have allowed us to realize some further modest price restoration, and we expect that trend to continue due to our continuing strong order entry and shipment levels.

         Although overall steel market conditions have been improving because of continued strong domestic and improving global demand, import levels are too high because unfair trade continues. Our various trade efforts have achieved some success in restoring fair trade in certain steel products, and we will continue to take all appropriate legal, governmental affairs and public affairs actions to achieve fair trade in steel.

FORWARD-LOOKING STATEMENTS

         This release contains forward-looking statements. Our use of the words "expect", "believe", "intent", "should", "plan" and similar words are intended to identify these statements as forward-looking.
In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, reference is made to "Item 1 - Business - Forward-Looking Statements" of Bethlehem's 1999 Annual Report on Form 10-K and to "Cautionary Statement" of Bethlehem's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 24, 1998 for important factors that could cause actual results to differ materially from those projected.

                     PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at March 31, 2000.

         Bethlehem does not have any material developments in legal proceedings to report for the first quarter of 2000.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of the Stockholders of Bethlehem was held on April 25, 2000.

         The following nominees for director named in the Proxy Statement dated March 9, 2000 were elected at the Meeting by the votes indicated:

                                            For                 Withheld
                                            ---                 --------
        Benjamin R. Civiletti           112,230,824             6,711,901
        Worley H. Clark                 113,269,433             5,673,292
        John B. Curcio                  113,255,017             5,687,708
        Duane R. Dunham                 113,306,023             5,636,702
        Lewis B. Kaden                  112,703,163             6,239,562
        Harry P. Kamen                  112,893,401             6,049,324
        William M. Landuyt              113,402,557             5,540,168
        Gary L. Millenbruch             113,351,177             5,591,548
        Shirley D. Peterson             113,280,240             5,662,485
        John F. Ruffle                  113,369,385             5,573,340


The votes in favor of the election of the nominees represent at least 94% of the shares voted for each of the nominees.

         Ratification of the appointment of PricewaterhouseCoopers LLP as our Independent Auditors was approved by the following vote:

                             For            Against       Abstentions
                             ---            -------       -----------

      Number of Shares       116,746,781    1,291,495     904,449


         There were no broker non-votes with respect to either of the matters voted upon at the Meeting.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             The following is an index of the exhibits included in this Report on Form 10-Q:

                11.     Statement Regarding Computation of Earnings Per Share.

                27.     Financial Data Schedule.

        (b)  Reports on Form 8-K.


             Bethlehem did not file any reports on Form 8-K during the First Quarter of 2000.

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

Date: May 3, 2000

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

                                                           EXHIBIT (11)

                      BETHLEHEM STEEL CORPORATION

         Statement Regarding Computation of Earnings Per Share

   (dollars in millions and shares in thousands, except per share data)

                                                             Three Months
                                                            Ended March 31
                                                           ----------------
          Basic Earnings Per Share                         2000        1999
          ------------------------                         ----        ----
Net Income (Loss)                                           $3.1     ($25.6)
Less Dividend Requirements:
        $2.50 Preferred Dividend                            (2.5)      (2.5)
        $5.00 Preferred Dividend                            (3.1)      (3.1)
        $3.50 Preferred Dividend                            (4.5)      (4.5)
        5% Preference Dividend                              (0.1)      (0.2)
                                                         --------   --------
            Total Preferred and Preference Dividends       (10.2)     (10.3)
                                                         --------   --------
Net Income (Loss) Applicable to Common Stock               ($7.1)    ($35.9)
                                                         ========   ========
Average Shares of Common Stock                           131,198    129,670

Basic Earnings (Loss) Per Share                           ($0.05)    ($0.28)
                                                         ========   ========
          Diluted Earnings Per Share
          --------------------------

Net Income (Loss)                                           $3.1     ($25.6)
Less Dividend Requirements:
        $2.50 Preferred Dividend                            (2.5)      (2.5)
        $5.00 Preferred Dividend                            (3.1)      (3.1)
        $3.50 Preferred Dividend                            (4.5)      (4.5)
        5% Preference Dividend                              (0.1)      (0.2)
                                                         --------   --------
Net Income (Loss) Applicable to Common Stock               ($7.1)    ($35.9)
                                                         ========   ========
Average Shares of Common Stock and Equivalents and
Other Potentially Dilutive Securities Outstanding:
        Common Stock                                     131,198    129,670
        Stock Options                                        -           51
        $2.50 Preferred Stock                                *          *
        $5.00 Preferred Stock                                *          *
        $3.50 Preferred Stock                                *          *
        5% Preference Stock                                  *          *
                                                         --------   --------
                Total                                    153,219    129,721
                                                         ========   ========
Diluted Earnings (Loss) Per Share                         ($0.05)    ($0.28)
                                                         ========   ========


*  Antidilutive