Form 10-K/A
period 1999-12-31
BETHLEHEM STEEL CORP /DE/
filed 2000-06-28
CIK 11860

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


                              AMENDMENT NO. 1

                                    To

                          FORM 10-K ANNUAL REPORT

                For the fiscal year ended December 31, 1999


              The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999, as set forth on the pages attached hereto:

         ITEM 14:  EXHIBITS, FINANCIAL STATEMENT
                   SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents filed as a part of this Report:

               (3)  Exhibits

                    (28) Annual Report on Form 11-K for the
                         fiscal year ended December 31, 1999, for the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549



                                 FORM 11-K

         ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
                          -----------------



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

                                   CONTENTS
                                   --------

Statements of Net Assets Available for Benefits
  As of December 31, 1999 and 1998                                         1

Statements of Changes in Net Assets Available for Benefits
  For the Years Ended December 31, 1999 and 1998                           2

Notes to Financial Statements                                              3

Attachment I                                                               9

Report of Independent Auditors                                            12

Consent of Independent Auditors                                           13

Signatures                                                                14

                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
             BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
             ----------------------------------------------------


                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                -----------------------------------------------
                             (Dollars in Millions)



                                                   December 31,
                                              ---------------------
                                               1999            1998
                                               ----            ----
Assets:
  Investments                                 $638.1         $598.8
  Loans to participants                          6.9            7.8
  Receivables
    Employer contributions                        .3             .3
    Participant contributions                     .7             .8
                                              ------         ------
Net assets available for benefits             $646.0         $607.7
                                              ======         ======


The accompanying notes are an integral part of these financial statements.

                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
             BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
             ----------------------------------------------------


          STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
          ----------------------------------------------------------
                             (Dollars in Millions)



                                                Year Ended December 31,
                                                -----------------------
                                                  1999             1998
                                                  ----             ----

Additions to net assets attributed to:
  Investment income
    Net appreciation in fair value of
      investments (see Note F)                   $32.6            $40.6
    Interest                                      19.1             20.1
    Dividends                                     16.8             13.8
  Employer contributions                           6.3              6.3
  Participant contributions                       15.7             15.2

Deductions from net assets attributed to:
  Withdrawals and distributions paid
    to participants                              (52.2)           (55.1)
                                                -------          -------
  Net increase                                    38.3             40.9

Net assets available for benefits:
  Beginning of year                              607.7            566.8
                                                -------          -------
  End of year                                   $646.0           $607.7
                                                =======          =======

The accompanying notes are an integral part of these financial statements.

                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
             BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
             ----------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


A.  DESCRIPTION OF THE PLAN

The Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies (the "Plan") was adopted by the Board of Directors of Bethlehem Steel Corporation ("Bethlehem") effective as of March 1, 1975. The Plan has a trust (the "Trust") under a Trust Agreement with State Street Bank and Trust Company ("State Street"). State Street is also the Plan's investment manager. The Employee Benefits Administration Committee, consisting of five or more officers and employees of Bethlehem, is the administrator of the Plan. Administrative expenses of the Plan are paid by Bethlehem.

The Plan is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Under the terms of the Plan, an eligible salaried employee may elect to have up to a maximum of 21% of eligible salary contributed as Before-Tax Contributions and up to a maximum of from 10% to 14% of eligible salary as After-Tax Contributions through payroll deductions, depending upon the length of continuous service and the amount elected as Before-Tax Contributions. Before-Tax and After-Tax Contributions are subject to a combined limit of 21% of eligible salary.

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

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
-------------------

The financial statements are prepared on the accrual basis of accounting.

Investment Valuation and Income Recognition
-------------------------------------------

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

The Plan presents in the statement of changes in net assets available for benefits the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains and losses and the unrealized appreciation (depreciation) on those investments.

Withdrawals and Distributions
-----------------------------

Withdrawals and distributions to participants are recorded when paid.

Participant Accounts
--------------------

Each participant's account is credited with the participant's contribution and allocations of (a) the Company's contribution and (b) Plan earnings. Allocations are based on participant earnings or account balance, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

Accounting Estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and contingency disclosures at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results could differ from these estimates.

C.  CONTRIBUTIONS AND INVESTMENT OPTIONS

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

The State Street Stable Fixed Income Fund (the "Fixed Income Fund") is a fixed income fund consisting of investments in fully benefit responsive guaranteed annuity contracts ("GAC") and one immediate participation guarantee contract. The contracts are credited with interest at the rates specified in the applicable contracts, which range from 4.36% to 25.00% and 5.52% to

14.40% for the years ended December 31, 1999 and 1998, respectively. The Fixed Income Fund had an average yield of 6.47% for 1999 and 6.77% for 1998. The Fixed Income Fund had thirteen contracts at December 31, 1999 and seven contracts at December 31, 1998, representing 37.3% and 18.2% of the fund's net assets, respectively, that had interest rate reset provisions. These contracts were credited with interest rates ranging from 4.36% to 25.00% and from 5.90% to 14.40% for the years ended December 31, 1999 and 1998, respectively. Interest earned on investments in the Fixed Income Fund is reinvested in that fund. Within the Fixed Income Fund there were no individual investments at December 31, 1999 and 1998 representing 5% or more of the Plan's net assets.
As discussed in Note B, the contracts are included in the financial statements at contract value, which approximates fair value, due to their fully benefit responsive nature.

The State Street S&P 500 Flagship Fund is a diversified equity investment fund; the Fidelity Puritan Fund is a growth and income mutual fund; and the Fidelity Magellan Fund is an equity growth mutual fund. Earnings on investments are reinvested in the fund in which they are earned.

Contributions to the Bethlehem Stock Fund are used to purchase shares of Bethlehem Common Stock. There were no dividends on Bethlehem Common Stock for 1999 and 1998. The Plan provides that shares of Bethlehem Common Stock may be purchased by the Trustee on the open market or directly from Bethlehem. The Plan also permits, in lieu of cash contributions to the Trustee for the purchase of shares of Bethlehem Common Stock, the transfer by Bethlehem of the necessary number of shares of Bethlehem Common Stock directly to the Trustee. During 1999 and 1998, Matching Company Contributions were made in shares of Bethlehem Common Stock and all other contributions were made in cash.

The Self-Managed Account ("SMA") gives participants access to a wide range of investments that include equity and fixed income securities and mutual funds through State Street Brokerage Services, Inc. Assets must be transferred from any or all of the other investment funds into the SMA with an initial transfer of at least $2,500 and a $500 minimum transfer thereafter. The SMA balance cannot exceed 50% of the participant's total account balance. Assets invested in the Fixed Income Fund must be transferred to any or all of the other core funds where they must remain for 90 days before transfer to the SMA.

D.  PARTICIPANT LOANS

The Plan has a loan provision to permit an eligible participant to borrow up to 50% of his vested account balance, subject to a minimum loan of $1,000 and a maximum loan of $50,000. Any participant with an account balance of $2,000 or more is eligible for a loan. A participant is permitted to have up to two loans outstanding at one time.

Participants may not borrow from the Bethlehem Stock Fund or the SMA. The term of the loan is generally 12 to 57 months but may be for a term of up to 177 months under certain conditions. Interest is fixed over the repayment period at the prime rate as quoted by the Wall Street Journal on the last business day of the month prior to the month in which the loan application is approved, plus 1%. Repayments of principal plus interest are made to the Loan Fund and transferred to the other investment funds in accordance with participants' current contribution investment elections.

E.  WITHDRAWALS AND DISTRIBUTIONS

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

Upon the termination of a participant's employment, the participant, or in the event of a participant's death, his beneficiary, will receive the investment funds allocated to his account. In lieu of receiving a lump-sum distribution, a participant or his beneficiary may elect to defer payment to a later year or receive installment payments.

At December 31, 1999 and 1998, the Plan had a $74,601 and $462,590 obligation for withdrawals and distributions processed and approved, but not yet paid to participants. This obligation is reported as a liability for Department of Labor Form 5500 reporting purposes, but not for purposes of these financial statements.

F.  FAIR VALUE OF INVESTMENTS

The following presents investments that represent 5 percent or more of the Plan's net assets (dollars in millions):

                                                     December 31,
                                                   -----------------
                                                   1999         1998
                                                   ----         ----

State Street Stable Fixed Income Fund             $290.2       $298.5
State Street S&P 500 Flagship Fund                  79.1         68.7
Fidelity Puritan Fund                               70.8         83.1
Fidelity Magellan Fund                             120.8         93.7
Bethlehem Stock Fund*                               49.3         36.8

*The Bethlehem Stock Fund maintains both participant-directed and nonparticipant-directed investments. Nonparticipant-directed investments were $11.3 million and $9.9 million at December 31, 1999 and 1998, respectively.

The Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated in value as follows (dollars in millions):

                                                Year Ended December 31,
                                                -----------------------
                                                1999               1998
                                                ----               ----

        Common/collective trusts               $14.2              $15.3
        Registered investment companies         12.1               23.5
        Common stock                             6.3                1.8
                                               -----              -----
                                               $32.6              $40.6
                                               =====              =====

G.  NONPARTICIPANT-DIRECTED INVESTMENTS

The net assets and the changes in net assets for the nonparticipant-directed investments held in the Bethlehem Stock Fund are as follows (dollars in millions):

                                                Year Ended December 31,
                                                -----------------------
                                                1999               1998
                                                ----               ----

Employer contributions                         $ 6.3              $ 6.3
Net appreciation                                  .3               (1.0)
Interfund transfers                              (.5)               (.9)
Withdrawals and distributions to participants      -                (.1)
                                               ------             ------
Net increase                                     6.1                4.3
Net assets - Beginning of year *                 5.2                5.6
                                               ------             ------
Net assets - End of year                       $11.3              $ 9.9
                                               ======             ======


* After a period of two full calendar years, Matching Company Contributions become participant-directed investments and can be transferred to or withdrawn from any of the other available investment funds.

H.  RELATED-PARTY TRANSACTIONS

The Plan invests in shares of funds managed by State Street. State Street acts as trustee for only those investments as defined by the Plan. Transactions in such investments qualify as party-in-interest transactions which are exempt from the prohibited transaction rules.

I.  TAX STATUS

Bethlehem has received determinations from the Internal Revenue Service, the most recent of which is dated August 11, 1995, that the Trust forming part of the Plan is a qualified trust within the meaning of Section 401(a) of the Internal Revenue Code and is exempt from Federal income tax under Section 501(a) of such Code. The Plan has been amended since receiving the most recent determination letter. However, the Plan Administrator believes the

Plan is designed and is currently operating in compliance with the applicable requirements of the Internal Revenue Code.

J.  FINANCIAL STATEMENT PRESENTATION

The Plan adopted Statement of Position ("SOP") 99-3, Accounting for and Reporting of Certain Defined Contribution Benefit Plan Investments and Other Disclosure Matters. Certain reclassifications of the 1998 amounts have been made to conform to the 1999 presentation in accordance with SOP 99-3. This SOP eliminated the previously required reporting of changes in net assets by investment option for participant-directed investments.

K.  TERMINATION OF THE PLAN

Although it has not expressed an intention to do so, Bethlehem has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. Upon termination of the Plan or the complete discontinuance of Matching Company Contributions, the amounts credited to participants' accounts will be fully vested and non-forfeitable.

L.  OTHER MATTERS

The Plan's Fixed Income Fund held a Mutual Benefits Life Insurance Company
(MBL) GAC which was scheduled to mature on September 30, 1992, at a contract rate of 8.0%. On July 16, 1991, New Jersey's Department of Insurance placed MBL under rehabilitation and placed a moratorium on withdrawals from all GACs issued by MBL. The Plan continued to accrue interest on this contract; however, effective January 1, 1992, such accruals were reduced from 8.0% to 3.0% as an estimate of the actual interest rate to be determined in the rehabilitation process. On November 10, 1993, the Superior Court of New Jersey approved the Plan of Rehabilitation for MBL. This Rehabilitation Plan provided contract holders with the option to Opt-In (participate in the Rehabilitation
Plan) or Opt-Out (receive a series of payments). Effective March 28, 1994, State Street, acting as Investment Manager for the Fixed Income Fund, elected to Opt-In to the Plan of Rehabilitation. Under this election, the MBL GAC was restructured and issued as a Wrapped Accumulation Contract (WAC) whose assets are invested in a separate account of MBL Life Assurance Corporation (MBLLAC), a wholly-owned subsidiary of MBL. A consortium of insurance companies is guaranteeing the July 16, 1991, contract value and accrued interest through December 31, 1991, valued at approximately $7.2 million for the Plan. Additionally, the Rehabilitation Plan provides for interest on the MBLLAC WAC at rates of 14.4% for the period of November 1, 1998 through December 31, 1998, 15.0% for the period of January 1, 1999 through March 31, 1999, 20.0% for the month of April 1999 and 25.0% for the month of May 1999. Subsequent to 1994, interest rates are reset periodically until final maturity, but cannot go below 0%. On January 9, 1997 the Supreme Court of New Jersey approved a new settlement agreement which provides for the restructured MBLLAC WAC to be paid out on June 1, 1999. On June 1, 1999 a full book value payment in the amount of $11.1 million was paid to the Fixed Income Fund representing the final distribution to contract holders.

                                                          ATTACHMENT I


                    SAVINGS PLAN FOR SALARIED EMPLOYEES OF
             BETHLEHEM STEEL CORPORATION AND SUBSIDIARY COMPANIES
             ----------------------------------------------------

SCHEDULE H (LINE 4I) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR

 (a)                      (b)                                        (c)                                  (d)            (e)
                   Identity of issue                     Description of investment                        Cost       Current Value
-----------------------------------------------------------------------------------------------------------------------------------

       State Street Stable Fixed Income Fund
         Union Bank of Switzerland                GAC at variable rates with open ended           $   15,737,661     $  15,737,661
                                                  maturity

         The Chase Manhattan Bank                 GAC at variable rates with open ended               15,633,275        15,633,275
                                                  maturity

         Monumental Life Insurance Company        GAC at variable rates with open ended               15,467,489        15,467,489
                                                  maturity

         Metropolitan Life Insurance Company      GAC at variable rates with open ended               12,535,125        12,535,125
                                                  maturity

         Caisse Des Depots Financial Products     GAC at 6.74% maturing 03/31/2003,                   12,099,049        12,099,049
                                                  07/31/2003, 09/30/2003, 11/28/2003

         Pacific Life Insurance Company           GAC at 6.79% maturing 07/31/2000,                    9,114,532         9,114,532
                                                  07/31/2001, 04/30/2002

         Allstate Life Insurance Company          GAC at 7.21% maturing 08/29/2003,                    9,020,623         9,020,623
                                                  10/31/2003, 12/31/2003

         Transamerica Life Insurance & Annuity    GAC at variable rates maturing 05/15/2000            8,191,734         8,191,734
            Company                               thru 07/15/2003

         The Chase Manhattan Bank                 GAC at variable rates maturing  03/15/2002           8,021,206         8,021,206
                                                  thru 02/14/2003 with guaranteed final maturity
                                                  09/15/2003

         Caisse Des Depots Financial Products     GAC at 5.90% maturing 08/31/2001,                    7,034,164         7,034,164
                                                  11/30/2001, 02/28,2002, 05/31/2002, 08/30/2002

         Union Bank of Switzerland                GAC at variable rates maturing  08/15/2001           7,025,222         7,025,222
                                                  thru 08/15/2002 with guaranteed final maturity
                                                  09/15/2002

         Monumental Life Insurance Company        GAC at 6.37% maturing 11/30/2000,                    6,816,292         6,816,292
                                                  10/31/2001, 10/31/2002

         GE Life & Annuity Assurance Company      GAC at 6.05% maturing 06/30/2000,                    6,660,569         6,660,569
                                                  07/02/2001, 07/01/2002

         GE Life & Annuity Assurance Company      GAC at 6.90% maturing 12/29/2000,                    6,645,046         6,645,046
                                                  06/29/2001, 03/29/2002, 06/28/2002

         Principal Life Insurance Company         GAC at 6.18% maturing 12/31/2001,                    6,586,961         6,586,961
                                                  12/31/2002

         Transamerica Occidental Life Insurance   GAC at 7.00% maturing 04/28/2000,                    6,574,921         6,574,921
            Company                               01/31/2001, 04/30/2001

         Protective Life Insurance Company        GAC at 6.05% maturing 06/30/2000,                    6,552,654         6,552,654
                                                  01/01/2001

         Metropolitan Life Insurance Company      GAC at 5.71% maturing 04/02/2001,                    6,448,654         6,448,654
                                                  10/02/2001, 03/29/2002

                                     - 9 -








 (a)                      (b)                                        (c)                                (d)              (e)
                   Identity of issue                     Description of investment                      Cost         Current Value
-----------------------------------------------------------------------------------------------------------------------------------

       State Street Stable Fixed Income Fund (cont'd)
         Travelers Life and Annuity Company       GAC at 5.52% maturing 01/31/2000,               $    6,374,217     $   6,374,217
                                                  02/29/2000, 02/28/2001

         Principal Life Insurance Company         GAC at 5.71% maturing 05/31/2001,                    6,353,194         6,353,194
                                                  01/31/2002, 07/31/2002

         Transamerica Life Insurance & Annuity    GAC at variable rates maturing 02/18/2000            6,011,246         6,011,246
           Company                                thru 08/18/2003

         Morgan Guaranty                          GAC at 7.06% maturing 03/15/2000 thru                5,880,245         5,880,245
                                                  05/15/2001

         AIG Life Insurance Company               GAC at 6.91% maturing 08/31/2000, 11/30/2001         5,874,097         5,874,097

         New York Life Insurance Company          GAC at 6.22% maturing 01/14/2000 thru                5,698,307         5,698,307
                                                  05/15/2002

         Union Bank of Switzerland                GAC at variable rates maturing 01/14/2000            5,625,308         5,625,308
                                                  thru 07/15/2002

         Metropolitan Life Insurance Company      IPG Contract at variable rates                       5,179,562         5,179,562

         New York Life Insurance Company          GAC at 6.02% maturing 01/14/2000 thru                5,046,340         5,046,340
                                                  05/15/2003

         John Hancock Mutual Life Insurance       GAC at 6.80% maturing 10/02/2000,                    4,936,393         4,936,393
            Company                               10/01/2001

         Principal Life Insurance Company         GAC at 6.42% maturing 11/30/2001                     4,862,073         4,862,073

         Deutsche Bank                            GAC at variable rates maturing 01/14/2000            4,832,681         4,832,681
                                                  thru 01/15/2008

         Transamerica Occidental Life Insurance   GAC at 6.32% maturing 05/01/2000, 10/31/2000         4,590,421         4,590,421
            Company

         Principal Life Insurance Company         GAC at 8.09% maturing 01/13/2000                     4,470,096         4,470,096

         The Prudential Insurance Company         GAC at 6.74% maturing 10/31/2000,                    4,431,893         4,431,893
           of America                             10/31/2001

         Monumental Life Insurance Company        GAC at 5.65%  maturing 08/30/2002, 01/31/2003        4,208,853         4,208,853

         Monumental Life Insurance Company        GAC at variable rates maturing 01/13/2000,           4,171,968         4,171,968
                                                  03/31/2000

         AIG Financial Products Corporation       GAC at 6.53% maturing 02/07/2000                     4,150,838         4,150,838

         Caisse Des Depots Financial Products     GAC at 6.415% maturing 02/15/2000 thru               4,049,603         4,049,603
                                                  11/15/2002

         Continental Assurance Company            GAC at 7.16% maturing 05/31/2000                     2,758,610         2,758,610

         Principal Life Insurance Company         GAC at 6.15% maturing 07/31/2000                     2,446,812         2,446,812

         Transamerica Occidental Life Insurance   GAC at 6.08% maturing 11/30/2000                     1,955,223         1,955,223
           Company

                                     - 10 -









 (a)                      (b)                                        (c)                                (d)              (e)
                   Identity of issue                     Description of investment                      Cost         Current Value
-----------------------------------------------------------------------------------------------------------------------------------


      State Street Stable Fixed Income Fund (cont'd)
           Executive Life Insurance Comp          Annual installments from trusts                 $      523,588     $     523,588

  *        Total State Street Stable Fixed
             Income Fund                                                                             270,596,745       270,596,745


  *    State Street Bank and Trust Company        S&P 500 Flagship Fund                               43,586,032        79,086,603

       Fidelity Institutional Retirement          Puritan Fund                                        62,174,797        70,440,550
         Services Company

       Fidelity Institutional Retirement          Magellan Fund                                       78,337,044       120,132,896
         Services Company

  *    Bethlehem Steel Corporation                Stock Fund - $1 par value                           58,831,132        48,037,178

  *    State Street Bank and Trust Company        Self-Managed Account                                21,774,648        27,847,681

  *    State Street Bank and Trust Company        Short-Term Investment Fund                          21,863,334        21,863,334

       Participant Loans                          Rates of 7% - 11% **                                         0         6,885,775

           Grand Total                                                                            $  557,163,732     $ 644,890,762


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



                      [Letterhead of PricewaterhouseCoopers LLP]

                             REPORT OF INDEPENDENT AUDITORS



To the Participants and Administrator of the Savings Plan for Salaried Employees of
Bethlehem Steel Corporation and Subsidiary Companies

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies (the "Plan) at December 31, 1999 and 1998, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure Under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ PricewaterhouseCoopers LLP

June 23, 2000

                      CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796,
No. 2-67314, No. 33-23516, No. 33-23688, No. 33-52267, No. 33-58019, No.
33-58021, No. 33-60507, No. 333-53895, No. 333-57157 and No. 333-91941) of
Bethlehem Steel Corporation of our report dated June 23, 2000 relating to the financial statements of the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies, which appears in Form 11-K.




/s/ PricewaterhouseCoopers LLP

New York, New York
June 23, 2000

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



Date:  June 28, 2000

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




Date:  June 28, 2000