Form 10-Q
period 2000-06-30
BETHLEHEM STEEL CORP /DE/
filed 2000-07-26
CIK 11860

                                   FORM 10-Q



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                        For Quarter Ended June 30, 2000
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


Number of Shares of Common Stock Outstanding as of July 21, 2000:
     132,317,819
     -----------

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                         Page No.
                                                         --------

PART I.  Financial Information

Consolidated Statements of Income-
   Three Months and Six Months Ended
   June 30, 2000 and 1999 (unaudited). . . . . . . . . .    2

Consolidated Balance Sheets-
   June 30, 2000 (unaudited), December 31, 1999
   and June 30, 1999 (unaudited) . . . . . . . . . . . .    3

Consolidated Statements of Cash Flows-
   Six Months Ended June 30, 2000
   and 1999 (unaudited). . . . . . . . . . . . . . . . .    4

Notes to Consolidated Financial Statements (unaudited) .    5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . . . .    6


PART II.  Other Information

   Item 1.  Legal Proceedings . . . . . . . . . . . . . .   9

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . .   9


Signatures  . . . . . . . . . . . . . . . . . . . . . . .   10

                          Bethlehem Steel Corporation

                       CONSOLIDATED STATEMENTS OF INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

    Three Months Ended                                                              Six Months Ended
          June 30                                                                       June 30
   --------------------                                                           --------------------
   2000            1999                                                           2000            1999
   ----            ----                                                           ----            ----

$1,059.3       $   984.8      Net Sales                                        $2,166.1        $1,944.3
---------      ---------                                                       ---------       --------

                              Costs and Expenses
   937.1           917.2        Cost of sales                                   1,925.5         1,805.7
    66.8            63.5        Depreciation                                      138.5           124.7
    30.2            30.1        Selling, administration and general expense        58.0            59.4
   (26.9)             -         Unusual gains (Note 4)                            (26.9)             -
---------      ----------                                                      ---------       ---------


 1,007.2         1,010.8      Total Costs and Expenses                          2,095.1         1,989.8
---------      ----------                                                      ---------       ---------
    52.1           (26.0)     Income (Loss) from Operations                        71.0           (45.5)

                              Financing Income (Expense):
   (15.9)          (12.1)       Interest and other financing costs                (32.4)          (26.0)
     2.1             1.9        Interest and other income                           3.3             4.2
---------      ----------                                                      ---------       ---------
    38.3           (36.2)     Income (Loss) before Income Taxes                    41.9           (67.3)

    (6.7)            6.5      Benefit (Provision) for Income Taxes                 (7.3)           12.0
---------      ----------                                                      ---------       ---------

    31.6           (29.7)     Net Income (Loss)                                    34.6           (55.3)

    10.2            10.3      Dividends on Preferred and Preference Stock          20.5            20.6
---------      ----------                                                      ---------       ---------
$   21.4       $   (40.0)     Net Income (Loss) Applicable to Common Stock     $   14.1        $  (75.9)
=========      ==========                                                      =========       =========


                              Net Income (Loss) per Common Share:
$   0.16       $   (0.31)       Basic and Diluted                              $   0.11        $  (0.58)

                              Average Shares Outstanding:
   131.7           129.9        Basic and Diluted                                 131.4           129.8


                                           Additional Data

  2,239           2,109         Steel products shipped (thousands of net tons)    4,623           4,120
  2,569           2,272         Raw steel produced (thousands of net tons)        5,232           4,801




The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in millions)

                                    ASSETS


                                                         June 30      December 31     June 30
                                                           2000          1999           1999
                                                        (unaudited)                  (unaudited)
                                                        -----------   ------------   -----------
Current Assets:
   Cash and cash equivalents                              $   130.2   $    99.4       $    84.6
   Receivables, less allowances                               229.1       235.0           289.7
   Inventories:
     Raw materials                                            262.0       292.3           286.4
     Finished and semifinished                                574.6       572.5           694.0
                                                          ----------  ----------      ----------
                                                              836.6       864.8           980.4
   Other current assets                                         7.3        10.2             6.1
                                                          ----------  ----------      ----------
Total Current Assets                                        1,203.2     1,209.4         1,360.8
Investments and Miscellaneous Assets                          129.4       123.1            97.0
Property, Plant and Equipment, less accumulated
   depreciation of $4,359.1, $4,263.6 and $4,220.3          2,883.2     2,899.7         2,748.3
Deferred Income Tax Asset - net                               952.7       960.0           937.0
Net Assets of Discontinued Stainless Operations (Note 3)         -          3.0            15.0
Goodwill, less accumulated amortization of $25.0,
    $22.0 and $13.0                                           335.0       341.0           347.0
                                                          ----------  ----------      ----------
Total Assets                                              $ 5,503.5   $ 5,536.2       $ 5,505.1
                                                          ==========  ==========      ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                       $   403.6   $   427.6      $    384.9
   Accrued employment costs                                   302.2       292.2           278.2
   Accrued taxes                                               55.7        56.4            52.6
   Debt and capital lease obligations                         135.3       110.0            69.5
   Other current liabilities                                  141.6       147.2           161.4
                                                          ----------  ----------      ----------
Total Current Liabilities                                   1,038.4     1,033.4           946.6

Pension Liability                                             421.8       410.0           415.0
Postretirement Benefits Other Than Pensions                 1,690.7     1,645.0         1,653.5
Long-term Debt and Capital Lease Obligations                  657.7       754.1           614.9
Deferred Gain on Sales                                        108.1       117.4           126.7
Other Long-term Liabilities                                   290.6       299.2           328.5

Stockholders' Equity:
   Preferred Stock                                             11.6        11.6            11.6
   Preference Stock                                             2.1         2.0             2.2
   Common Stock                                               134.4       133.6           132.9
   Common Stock held in treasury at cost                      (60.8)      (60.6)          (60.5)
   Additional paid-in capital                               1,945.3     1,961.5         1,976.8
   Accumulated deficit                                       (736.4)     (771.0)         (643.1)
                                                          ----------  ----------      ----------
Total Stockholders' Equity                                  1,296.2     1,277.1         1,419.9
                                                          ----------  ----------      ----------
Total Liabilities and Stockholders' Equity                $ 5,503.5   $ 5,536.2       $ 5,505.1
                                                          ==========  ==========      ==========



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)
                                  (unaudited)

                                                                               Six Months Ended
                                                                                    June 30
                                                                               ----------------
                                                                               2000        1999
                                                                               ----        ----
Operating Activities:
  Net income (loss)                                                          $  34.6     $ (55.3)

  Adjustments for items not affecting cash from operating activities:
    Depreciation and amortization                                              138.5       124.7
    Unusual gains (Note 4)                                                     (26.9)         -
    Deferred income taxes                                                        7.3       (12.0)
    Other - net                                                                 (4.5)       (1.6)

  Working capital (excluding financing and investing activities):
    Receivables - operating                                                      5.1       (50.3)
    Receivables - sold                                                            -         70.0
    Inventories                                                                 28.3        60.2
    Accounts payable                                                           (24.0)      (31.9)
    Employment costs and other                                                  13.0        (4.5)
                                                                             --------     -------
Cash Provided from Operations Before Funding Postretirement Benefits           171.4        99.3

Funding Postretirement Benefits:
  Pension funding less than expense                                             11.8          -
  Retiree healthcare and life insurance benefit payments less than expense      45.7        13.5
                                                                             --------     -------
Cash Provided from Continuing Operating Activities                             228.9       112.8
                                                                             --------     -------
Cash Provided from Operating Activities of Discontinued
  Stainless Operations (Note 3)                                                   -         11.4
                                                                             --------     -------
Investing Activities:
  Capital expenditures                                                        (122.4)     (227.4)
  Payments related to the purchase of Lukens (Note 3)                             -         (6.6)
  Cash proceeds from sales of businesses and assets                             33.5        87.0
                                                                             --------     -------
Cash Used for Investing Activities                                             (88.9)     (147.0)
                                                                             --------     -------
Financing Activities:
  Borrowings                                                                    12.4        32.3
  Debt and capital lease payments                                              (88.8)      (24.1)
  Cash dividends paid                                                          (20.2)      (20.2)
  Other payments                                                               (12.6)      (18.4)
                                                                             --------     -------
Cash Used for Financing Activities                                            (109.2)      (30.4)
                                                                             --------     -------

Net Increase (Decrease) in Cash and Cash Equivalents                            30.8       (53.2)
Cash and Cash Equivalents - Beginning of Period                                 99.4       137.8
                                                                             --------     -------
                          - End of Period                                    $ 130.2      $ 84.6
                                                                             ========     =======
Supplemental Cash Payment Information:
  Interest, net of amount capitalized                                        $  26.7      $ 25.1
  Income taxes paid (received)                                                   1.2        (0.3)
  Capital lease obligations incurred                                             5.3         4.7


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1. The Consolidated Financial Statements as of and for the three month and six month periods ended June 30, 2000 and 1999 were not audited. However, in Management's opinion, the information reflects all adjustments necessary for a fair statement of the results for the periods presented. Management believes all adjustments were of a normal and recurring nature.

2. These Consolidated Financial Statements should be read together with the 1999 audited financial statements in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Presentation of certain amounts in the prior year have been revised to be consistent with the current year.

3. On May 29, 1998, Bethlehem acquired all of the outstanding capital stock of Lukens Inc. Transaction related costs of $6.6 million were paid during the first half of 1999. The stainless and distribution businesses acquired in the Lukens purchase were accounted for as discontinued operations. Income or losses from these businesses were not included in Bethlehem's operating results. In the first quarter of 2000, Bethlehem completed the divestiture of these businesses. The net assets of these operations are shown separately on the balance sheet and consist primarily of property, plant and equipment and working capital.

4. During the second quarter of 2000, Bethlehem recognized unusual gains of $26.9 million ($22.2 million after-tax or $.17 per diluted share). Metropolitan Life Insurance Company converted from a mutual company owned by its policyowners to a stock company. As a policyholder, Bethlehem received $17.9 million in cash in relation to this conversion. We sold our equity interest in Presque Isle Corporation for $10.0 million and recognized a gain of $9.0 million. Presque Isle operates a limestone quarry in Michigan. Bethlehem will continue to purchase limestone from Presque Isle at market prices.

           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Review of Results:

Second Quarter and First Six Months 2000
Second Quarter and First Six Months 1999

         We reported net income for the second quarter of 2000 of $32 million ($.16 per diluted common share). Included in the second quarter results were unusual pre-tax gains of $27 million, or $22 million after-tax ($.17 per diluted common share). Excluding these unusual gains, our net income for the second quarter of 2000 was $10 million, which is a loss of $.01 per diluted common share. This compares with a net loss of $30 million, or a loss of $.31 per diluted common share, for the second quarter of 1999. Sales for the second quarter of 2000 were $1.1 billion compared with $1.0 billion for the second quarter of 1999.

         For the first six months of 2000, our net income was $35 million. Excluding unusual gains, net income for the first six months was $12 million, which is a loss of $.06 per diluted common share, compared with a loss of $55 million, or a loss $.58 per diluted common share, in the first six months of 1999. Sales for the first half of 2000 were $2.2 billion compared with $1.9 billion for the first half of 1999.

         The $27 million of pre-tax unusual gains recorded in the second quarter of 2000 resulted from Metropolitan Life Insurance Company's conversion from a mutual company owned by its policyholders to a publicly held company and from the sale of our equity interest in Presque Isle Corporation. As a policyholder with Metropolitan Life, we received $18 million from this conversion, all of which was recognized as a gain. We also recognized a gain of $9 million from the sale of our equity interest in Presque Isle Corporation, which operates a limestone quarry in Michigan.


Operating Results

         Our income from operations was $52 million for the second quarter of 2000. Excluding the unusual gains discussed above, income from operations was $25 million compared with a loss from operations of $26 million for the second quarter of 1999. Our second quarter 2000 operating results improved from a year ago primarily because of lower costs and slightly higher shipments and steel prices. Our costs were lower than last year because of continued emphasis on cost controls, higher productivity, and the absence of costs incurred in the second quarter of 1999 in connection with the reline of Sparrows Point's "L" blast furnace. Our costs were lower than a year ago despite higher steelworker wages and benefits, rising energy costs, especially natural gas, higher scrap costs and increases in other post retirement benefits expense.

         Income from operations for the first six months of 2000, excluding unusual gains, was $44 million, an improvement of about $90 million from a loss of $46 million in the first six months of 1999. This improvement was largely due to the same reasons cited above.

         Our income from operations for the second quarter of 2000 improved from the first quarter as lower shipments were offset by lower costs, higher steel prices, and a slightly better product mix. Our costs were lower despite significantly higher natural gas costs and several planned modernization and repair outages at key production facilities at Sparrows Point.


Liquidity and Capital Structure

         At June 30, 2000, our total liquidity, comprising cash, cash equivalents and funds available under our bank credit arrangements, totaled $451 million compared with $334 million at December 31, 1999.

         For the first six months of 2000, cash provided from continuing operating activities was $229 million, an improvement of $116 million over the first six months of 1999. This improvement is primarily because of higher income. We expect to maintain an adequate level of liquidity during 2000 with cash provided from operations, available funds under our bank credit arrangements, reductions in working capital, primarily inventory, and asset sales.

         Major uses of cash for 2000 are expected to be capital expenditures of about $250 million, debt payments, and pension funding. During the second quarter, we repaid $60 million of borrowings under our bank credit arrangements, thereby increasing our availability to about $320 million.


Strategic Initiatives

         We have essentially completed the extensive modernization of our Sparrows Point Division. This modernization involved eight very important strategic projects, the last three of which were successfully completed this past quarter, including a new cold mill complex, wide-slab caster, and pulverized coal injection facility. As a result, during the balance of this year, we expect to start achieving the benefits of this modernization program as these new facilities move toward reaching their full production capability.

         We also continue to develop our e-Business platform. In addition to our equity position in MetalSite, we recently acquired an equity interest in OneBuild, a company dedicated to improving the efficiency and effectiveness of procurement in the commercial construction market. Additionally, we have partnered with Ariba, Inc. for its e-Procurement initiatives.

Dividends

         On July 26, 2000, our Board of Directors declared dividends of $1.25 per share on our $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on our $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on our $3.50 Cumulative Convertible Preferred Stock, each payable September 10, 2000, to holders of record on August 10, 2000. No dividend was declared on our Common Stock.


Outlook

         The U.S. economy remains strong but evidence of some slowing is appearing in certain of our markets. Steel consumption in the United States has been very strong this year, but we expect it to decline slightly in the second half of 2000 because of higher interest rates and a moderation in consumer spending. Globally, steel demand continues to improve, but imports into the U.S. remain a concern. Additionally, customer inventories are being reduced and some new domestic capacity has entered the marketplace. As a result, competition remains intense.

         We are continuing to implement our strategy of concentrating on steel, rebuilding our financial strength, and improving continuously in everything that we do. In doing so, we will take all necessary actions to accelerate our cost reduction initiatives and advance our growth initiatives through improvements in the use of existing assets, new business development, and e-Business activities.


Forward-looking Statements

         This release contains forward-looking statements. Our use of the words "expects", "believe", "intent", "should", "plan" and similar words are intended to identify these statements as forward-looking. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, reference is made to "Item 1 - Business - Forward-Looking Statements" of Bethlehem's 1999 Annual Report on Form 10-K and to "Cautionary Statement" of Bethlehem's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 24, 1998 for important factors that could cause actual results to differ materially from those projected.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         We, in the ordinary course of our business, are the subject of various pending or threatened legal actions involving governmental agencies or private interests. We believe that any ultimate liability arising from these actions should not have a material adverse effect on our consolidated financial position at June 30, 2000.

         We do not have any material developments in legal proceedings to report for the second quarter of 2000.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

                The following is an index of the exhibits included in this Report on Form 10-Q:

                10. Amendment dated June 28, 2000 to 1998 Stock Incentive Plan of Bethlehem Steel Corporation.

                11.  Statement Regarding Computation of Earnings Per Share.

                27.  Financial Data Schedule.

        (b)  Reports on Form 8-K.

                No reports on Form 8-K were filed during the second quarter of 2000.

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

Date:  July 26, 2000

                                 EXHIBIT INDEX

         The following is an index of the exhibits included in this Report:



                                    Exhibit
                                    -------


10     Amendment dated June 28, 2000 to 1998 Stock Incentive
       Plan of Bethlehem Steel Corporation


11     Statement Regarding Computation of Earnings Per Share


27     Financial Data Schedule

                       Amendment dated June 28, 2000 to
           1998 Stock Incentive Plan of Bethlehem Steel Corporation


         WHEREAS, on December 10, 1997, the Board of Directors of Bethlehem Steel Corporation (Bethlehem) adopted the 1998 Stock Incentive Plan of Bethlehem Steel Corporation (the Plan); and

         WHEREAS, the stockholders of Bethlehem approved the Plan at its 1998 Annual Meeting; and WHEREAS, the Plan reserved for issuance an aggregate of 5,000,000 shares of Common Stock of Bethlehem, with no more than 1,000,000 of such shares being available for issuance pursuant to Grants (as defined in the Plan); and

         WHEREAS, the Board of Directors of Bethlehem desires to amend the Plan to change the number of shares of Common Stock that can be issued pursuant to Grants from 1,000,000 to 1,350,000, but not to change the total number of shares of Common Stock that can be issued pursuant to the Plan.

         NOW, THEREFORE, the Board of Directors of Bethlehem, pursuant to
Section 23 of the Plan, hereby amends the first sentence of Section 2 of the Plan, effective June 28, 2000, to read as follows: "Subject to certain adjustments as set forth in Section 15 hereof, there shall be reserved for issuance upon the exercise or surrender of the right to exercise options to be granted under the Plan (Options) and pursuant to stock awards (Grants) an aggregate of 5,000,000 shares of the Common Stock of Bethlehem (Common Stock); provided, however, that the number of such shares issued pursuant to Grants shall not exceed 1,350,000." All other provisions of the Plan shall remain in full force and effect.

         IN WITNESS WHEREOF, the Board of Directors of Bethlehem has authorized the execution of this Amendment as of June 28, 2000.

                                           BETHLEHEM STEEL CORPORATION,
                                             by


                                           /s/ W. H. Graham
                                           __________________________________
                                           W. H. Graham
                                           Secretary

                                                                 EXHIBIT (11)

                          Bethlehem Steel Corporation
             Statement Regarding Computation of Earnings Per Share (dollars in millions and shares in thousands, except per share data)


      Three Months                                                           Six Months
      Ended June 30                                                        Ended June 30
   ------------------                                                     ----------------
   2000         1999                  Basic Earnings Per Share            2000        1999
   ----         ----                  ------------------------            ----        ----
   $31.6      ($29.7)   Net Income                                       $34.6      ($55.3)
                        Less Dividend Requirements:
    (2.5)       (2.5)     $2.50 Preferred Dividend                        (5.0)       (5.0)
    (3.1)       (3.1)     $5.00 Preferred Dividend                        (6.3)       (6.2)
    (4.5)       (4.5)     $3.50 Preferred Dividend                        (9.0)       (9.0)
    (0.1)       (0.2)     5% Preference Dividend                          (0.2)       (0.4)
---------    --------                                                  --------    --------
   (10.2)      (10.3)         Total Preferred and Preference Dividends   (20.5)      (20.6)
---------    --------                                                  --------    --------
   $21.4      ($40.0)   Net Income Applicable to Common Stock            $14.1      ($75.9)
=========    ========                                                  ========    ========
 131,658     129,946    Average Shares of Common Stock                 131,426     129,808

   $0.16      ($0.31)   Basic Earnings Per Share                         $0.11      ($0.58)
=========    ========                                                  ========    ========
                                   Diluted Earnings Per Share
                                   --------------------------
   $31.6      ($29.7)   Net Income                                       $34.6      ($55.3)
                        Less Dividend Requirements:
    (2.5)       (2.5)     $2.50 Preferred Dividend                        (5.0)       (5.0)
    (3.1)       (3.1)     $5.00 Preferred Dividend                        (6.3)       (6.2)
    (4.5)       (4.5)     $3.50 Preferred Dividend                        (9.0)       (9.0)
     0.0        (0.2)     5% Preference Dividend                           0.0        (0.4)
---------    --------                                                  --------    --------
   $21.5      ($40.0)   Net Income Applicable to Common Stock            $14.3      ($75.9)
=========    ========                                                  ========    ========

                        Average Shares of Common Stock and
                        Other Potentially Dilutive Securities Outstanding:
 131,658     129,946      Common Stock                                 131,426     129,808
      -           -       Stock Options                                     -           -
      *           *       $2.50 Preferred Stock                             *           *
      *           *       $5.00 Preferred Stock                             *           *
      *           *       $3.50 Preferred Stock                             *           *
   2,121          *       5% Preference Stock                            2,121          *
---------    --------                                                  --------    --------
 133,779     129,946              Total                                133,547     129,808
=========    ========                                                  ========    ========
   $0.16      ($0.31)   Diluted Earnings Per Share                       $0.11      ($0.58)
=========    ========                                                  ========    ========

*  Antidilutive