Form 10-Q
period 2000-09-30
BETHLEHEM STEEL CORP /DE/
filed 2000-10-25
CIK 11860

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended September 30, 2000
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


Number of Shares of Common Stock Outstanding as of October 20, 2000:
     132,470,653
     -----------

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                             Page No.
                                                             --------

PART I.  Financial Information

Consolidated Statements of Income-
   Three Months and Nine Months Ended September 30, 2000
   and 1999 (unaudited)  . . . . . . . . . . . . . . . . . . .     2

Consolidated Balance Sheets-
   September 30, 2000 (unaudited), December 31, 1999
   and September 30, 1999 (unaudited). . . . . . . . . . . . .     3

Consolidated Statements of Cash Flows-
   Nine Months Ended September 30, 2000
   and 1999 (unaudited). . . . . . . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements (unaudited) . . .  .    5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . . . . . . .     6


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . .     9

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .    10


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .    11

                          Bethlehem Steel Corporation

                     CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

    Three Months Ended                                                             Nine Months Ended
       September 30                                                                  September 30
 ------------------------                                                      -----------------------
     2000          1999                                                          2000          1999
     ----          ----                                                          ----          ----



 $   960.6     $   958.3     Net Sales                                        $ 3,126.7     $ 2,902.6
 ----------    ----------                                                     ----------    ----------
                             Costs and Expenses:
     895.6         963.5         Cost of sales                                  2,821.1       2,769.2
      61.4          62.9         Depreciation                                     199.9         187.6
      27.5          30.5         Selling, administration and general expense       85.5          89.9
         -             -         Unusual gains (Note 4)                           (26.9)           -
 ----------    ----------                                                     ----------    ----------
     984.5       1,056.9     Total Costs and Expenses                           3,079.6       3,046.7
 ----------    ----------                                                     ----------    ----------
     (23.9)        (98.6)    Income (Loss) from Operations                         47.1        (144.1)

                             Financing Income (Expense):
     (19.5)        (12.0)        Interest and other financing costs               (51.9)        (38.0)
       1.3           1.8         Interest and other income                          4.6           6.0
 ----------    ----------                                                     ----------    ----------
     (42.1)       (108.8)    Loss before Income Taxes                              (0.2)       (176.1)

       7.3          19.0     Benefit from Income Taxes                               -           31.0
 ----------    ----------                                                     ----------    ----------
     (34.8)        (89.8)    Net Loss                                              (0.2)       (145.1)


      10.2          10.3     Dividends on Preferred and Preference Stock           30.6          30.9
 ----------    ----------                                                     ----------    ----------

 $   (45.0)    $  (100.1)    Loss Applicable to Common Stock                  $   (30.8)    $  (176.0)
 ==========    ==========                                                     ==========    ==========

                             Net Loss per Common Share:
 $   (0.34)    $   (0.77)        Basic and Diluted                            $   (0.23)    $   (1.35)

                             Average Shares Outstanding:
     132.1         130.4         Basic and Diluted                                131.6         130.0

                                           Additional Data

     2,046         2,100     Steel products shipped (thousands of net tons)       6,669         6,220
     2,470         1,951         Raw steel produced (thousands of net tons)       7,702         6,752

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation

                         CONSOLIDATED  BALANCE  SHEETS
                             (dollars in millions)

                                                         ASSETS

                                             September 30  December 31  September 30
                                                 2000         1999         1999
                                              (unaudited)               (unaudited)
                                             ============  ===========  ============
Current Assets:
  Cash and cash equivalents                  $   111.8     $    99.4     $   103.0
  Receivables, less allowances                   198.3         235.0         304.8
  Inventories:
    Raw materials                                290.4         292.3         303.9
    Finished and semifinished                    581.2         572.5         581.7
                                             ----------    ----------    ----------
                                                 871.6         864.8         885.6
  Other current assets                             8.1          10.2           7.3
                                             ----------    ----------    ----------
Total Current Assets                           1,189.8       1,209.4       1,300.7
Investments and Miscellaneous Assets             132.8         123.1         117.8
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,408.2, $4,263.6, and $4,260.2             2,850.1       2,899.7       2,884.7
Deferred Income Tax Asset - net                  961.0         960.0         951.0
Net Assets of Discontinued Stainless
  Operations (Note 3)                               -            3.0          20.0
Goodwill, less accumulated amortization of
  $28.0, $19.0, and $16.0                        332.0         341.0         344.0
                                             ----------    ----------    ----------
Total Assets                                 $ 5,465.7     $ 5,536.2     $ 5,618.2
                                             ==========    ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                           $   396.6     $   427.6     $   430.4
  Accrued employment costs                       294.7         292.2         277.0
  Accrued taxes                                   60.4          56.4          56.4
  Debt and capital lease obligations              59.8         110.0         144.7
  Other current liabilities                      138.7         147.2         147.9
                                             ----------    ----------    ----------
Total Current Liabilities                        950.2       1,033.4       1,056.4

Pension Liability                                426.7         410.0         409.0
Postretirement Benefits Other Than Pensions    1,710.6       1,645.0       1,658.6
Long-term Debt and Capital Lease Obligations     734.1         754.1         724.4
Deferred Gain on Sales                           103.5         117.4         122.0
Other Long-term Liabilities                      288.2         299.2         325.1

Stockholders' Equity:
  Preferred Stock                                 11.6          11.6          11.6
  Preference Stock                                 2.1           2.0           2.2
  Common Stock                                   134.6         133.6         133.2
  Common Stock held in treasury at cost          (60.8)        (60.6)        (60.6)
  Additional paid-in capital                   1,936.1       1,961.5       1,969.2
  Accumulated deficit                           (771.2)       (771.0)       (732.9)
                                             ----------    ----------    ----------
Total Stockholders' Equity                     1,252.4       1,277.1       1,322.7
                                             ----------    ----------    ----------
Total Liabilities and Stockholders' Equity   $ 5,465.7     $ 5,536.2     $ 5,618.2
                                             ==========    ==========    ==========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation

                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (dollars in millions)
                                  (unaudited)

                                                          Nine Months Ended
                                                             September 30
                                                        ---------------------
                                                           2000         1999
                                                           ----         ----
Operating Activities:
     Net loss                                           $   (0.2)    $ (145.1)

     Adjustments for items not affecting cash
     from operating activities:
        Depreciation and amortization                      199.9        187.6
        Unusual gains (Note 4)                             (26.9)          -
        Deferred income taxes                               (1.0)       (31.0)
        Other - net                                         (6.0)         1.1

     Working capital (excluding financing and
     investing activities):
        Receivables - operating                             35.0        (65.3)
        Receivables - sold                                    -          70.0
        Inventories                                         (6.8)       154.9
        Accounts payable                                   (31.0)        13.5
        Employment costs and other                           7.7        (24.5)
                                                        ---------    ---------
Cash Provided from Operations Before
Funding Postretirement Benefits                            170.7        161.2

Funding Postretirement Benefits:
     Pension funding less (more) than expense               16.7         (6.0)
     Retiree healthcare and life insurance
     benefit payments less than expense                     65.6         18.6
                                                        ---------    ---------
Cash Provided from Continuing Operating Activities         253.0        173.8
                                                        ---------    ---------
Cash Provided from Operating Activities of
Discontinued Stainless Operations (Note 3)                    -          10.3
                                                        ---------    ---------
Investing Activities:
     Capital expenditures                                 (158.2)      (446.9)
     Payments related to the purchase of Lukens (Note 3)      -          (6.6)
     Cash proceeds from sales of businesses and assets      94.7         93.8
                                                        ---------    ---------
Cash Used for Investing Activities                         (63.5)      (359.7)
                                                        ---------    ---------

Financing Activities:
     Borrowings                                             92.3        237.4
     Debt and capital lease payments                      (217.9)       (44.4)
     Cash dividends paid                                   (30.3)       (30.3)
     Other payments                                        (21.2)       (21.9)
                                                        ---------    ---------
Cash Provided From (Used for) Financing Activities        (177.1)       140.8
                                                        ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents        12.4        (34.8)
Cash and Cash Equivalents - Beginning of Period             99.4        137.8
                                                        ---------    ---------
                          - End of Period               $  111.8     $  103.0
                                                        =========    =========
Supplemental Cash Payment Information:
     Interest, net of amount capitalized                $   40.1     $   41.9
     Income taxes paid (received)                       $    1.5     $   (0.2)
     Capital lease obligations incurred                 $   55.3     $    4.7

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                            Bethlehem Steel Corporation

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1. The Consolidated Financial Statements as of and for the three month and nine month periods ended September 30, 2000 and 1999 were not audited. However, in Management's opinion, the information reflects all adjustments necessary for a fair statement of the results for the periods presented. Management believes all adjustments were of a normal and recurring nature.

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

5. On September 29, 2000, Bethlehem secured a $50 million term loan to refinance the construction loan for equipment at the new cold mill facility at Sparrows Point. The loan requires quarterly principal payments beginning December 31, 2000, with a final principal payment on April 30, 2003. It has a variable interest rate and is secured by the equipment.

    Also on September 29, 2000, Bethlehem executed a $50 million sale-leaseback transaction for the new wide continuous slab casting equipment at Sparrows Point and entered into a seven year capital lease.

6. Third quarter of 2000 operations include a $10 million pre-tax charge, ($8.3 million after-tax) for estimated losses resulting from a fire that occurred on September 30, 2000 at the Coatesville, Pennsylvania operation.

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVIEW OF RESULTS:

Third Quarter and First Nine Months 2000
Third Quarter and First Nine Months 1999


         We reported a net loss for the third quarter of 2000 of $35 million ($.34 per diluted common share) on sales of $961 million. Included in the third quarter results was a pre-tax charge of $10 million, or $8 million after tax ($.06 per diluted common share), for fire expense that was incurred in connection with a fire that destroyed a building and certain equipment at our Coatesville operation located in Pennsylvania. Excluding this charge, our net loss for the quarter was $27 million, which is a loss of $.28 per diluted common share. This compares with a net loss of $90 million ($.77 per diluted common share) on sales of $958 million for the third quarter of 1999.

         For the first nine months of 2000, our net loss was $0.2 million ($.23 per diluted common share) compared with a net loss of $145 million ($1.35 per diluted common share) in 1999. Included in this year's results were unusual gains of $27 million, or $22 million after tax. Excluding these unusual gains, the net loss for the first nine months was $22 million ($.40 per diluted common share). The unusual gains resulted from Metropolitan Life Insurance Company's conversion from a mutual company owned by its policyholders to a publicly held company and from the sale of our equity interest in Presque Isle, a producer of limestone. Sales for the first nine months of 2000 were $3.1 billion compared with $2.9 billion for the first nine months of 1999.

Operating Results

         Our loss from operations was $24 million for the third quarter of 2000. Excluding the fire expense discussed above, our loss from operations was $14 million compared with a loss of $99 million for the third quarter of 1999. The improvement in operating results is principally from lower costs. Third quarter 1999 results included about $50 million in costs in connection with a reline of the "L" Blast Furnace and certain other planned modernization and maintenance outages at Sparrows Point.

         Income from operations for the first nine months of 2000 was $47 million. Excluding the unusual gains discussed above, income from operations was $20 million compared with a loss of $144 million for the first nine months of 1999. This improvement resulted primarily from lower costs and higher shipments. Costs were lower, despite the estimated loss in connection with the fire at our Coatesville facility, because of cost reduction initiatives that have been underway throughout the company and the absence of $70 million in costs incurred in 1999 related to the "L" Blast Furnace reline and modernization at Sparrows Point.

         The $24 million loss from operations for the third quarter of 2000 compares with income from operations, excluding unusual gains, of $25 million for the second quarter of 2000. The decrease was mainly attributable to lower shipments and the $10 million charge for fire expense recorded in the third quarter.

Liquidity and Capital Structure

         At September 30, 2000, our total liquidity, comprising cash, cash equivalents, and funds available under our bank credit arrangements, totaled $387 million compared with $334 million at December 31, 1999.

         For the first nine months of 2000, cash provided from operating activities was $253 million compared with $174 million in 1999.

         In the third quarter of 2000, we completed a $50 million term loan and executed a $50 million sale-leaseback transaction. The proceeds from these transactions were used to repay existing short-term borrowings. In addition to these and other financings, major sources of funds for the year include cash provided from operating activities and asset sales. Major uses of funds for the year include capital expenditures of about $250 million, debt repayments, and preferred dividends. We expect to maintain an adequate level of liquidity during the balance of the year primarily from cash provided by operating activities and available funds under our bank and other financing arrangements.

International Steel Trade

         Market conditions continue to be very competitive due to an oversupply situation caused to a large extent by high levels of steel imports. Unfairly traded steel imports into the domestic marketplace are back once again to nearly the record levels experienced during the import crisis of 1998. We, along with many other domestic steel producers and the United Steelworkers, are continuing our efforts to combat this very serious problem.

Strategic Initiatives

         Given the difficult steel market conditions, we are pursuing additional cost reductions and improvements in our product mix. Our recently completed continuous cold mill complex at Sparrows Point is progressing toward full production. This new cold mill complex will make our Sparrows Point Division a key player in the most demanding markets for cold rolled and coated products at significantly lower cost. In addition, our company-wide force reductions, and many other cost competitiveness initiatives that are underway, should help us achieve a significant net cost reduction this year compared to last year, despite much higher energy costs and health care expenses. With respect to improvements in our product mix, construction of the coating line joint venture involving our Burns Harbor Division and LTV has been completed and the line is now in the start-up phase. We also broke ground for the BethNova Tube joint venture with

Novamerican Steel that will provide automakers and their suppliers with a premium source of tubing for hydroforming applications.


Dividends

         On October 25, 2000, the Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable December 10, 2000, to holders of record on November 10, 2000. No dividend was declared on Bethlehem's Common Stock.

Outlook

         Steel consumption in the second half of 2000 is expected to decline from first half levels. Higher interest rates are beginning to slow demand somewhat in key markets for steel. Steel imports into the domestic marketplace remain a serious concern and customer inventory levels, especially service center inventories, continue to be at relatively high levels. Competition remains intense due to this excess supply, which is continuing to place downward pressure on steel prices, and we expect our losses for the fourth quarter to widen from the third.

         We are continuing to implement our strategy of concentrating on steel and rebuilding our financial strength, and we are taking all necessary actions to reduce costs and improve our overall competitiveness.

Forward-looking Statements

         This release contains forward-looking statements. Our use of the words "expect", "believe", "intent", "should", "plan", and similar words are intended to identify these statements as forward-looking. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, reference is made to "Item 1 - Business - Forward-Looking Statements" of Bethlehem's 1999 Annual Report on Form 10-K and to "Cautionary Statement" of Bethlehem's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 24, 1998 for important factors that could cause actual results to differ materially from those projected.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at September 30, 2000.

         The following matters consist of a previously reported proceeding that had developments during the third quarter, and a new proceeding that was initiated during the third quarter of 2000:

         On December 3, 1997, the Indiana Department of Environmental Management ("IDEM") issued a notice alleging violations of Indiana Air Pollution Control Regulations and operating permit conditions by Bethlehem at the Burns Harbor Division. The alleged violations involve visible emissions from the basic oxygen furnace ("BOF") roof monitor and iron beaching pits and failure to install baghouses at various emission points. Bethlehem and IDEM have entered into an Agreed Order effective October 1, 2000, under which Bethlehem will pay a civil penalty of $379,500 in four equal installments of $94,875 each within 30, 120, 210 and 300 days of that effective date. Pursuant to the Agreed Order, Bethlehem also will conduct a self-monitoring program of visible emissions from the BOF roof monitor. The Agreed Order is scheduled to terminate on October 1, 2002. The Agreed Order and compliance with its terms constitute full resolution of this matter.

         On August 10, 2000, the New York State Department of Environmental Conservation ("NYDEC") issued a notice alleging violations of a consent order and New York State Air Pollution Control Regulations by Bethlehem at the Lackawanna Coke Division. The alleged violations involve emissions from Coke Oven Battery No. 7 exceeding opacity requirements and failing to install and continuously operate a certified emissions monitor on the waste heat stack for Coke Oven Battery No. 8. Settlement discussions intended to lead to an agreed order resolving the matter are being held between Bethlehem and NYDEC. If settlement discussions are unsuccessful, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

              The following is an index of the exhibits included in this Report on Form 10-Q:

              11.  Statement Regarding Computation of Earnings Per Share.

              27.  Financial Data Schedule.

        (b)  Reports on Form 8-K.

              Bethlehem did not file any reports on Form 8-K with the Securities and Exchange Commission during the third quarter of 2000.

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

Date:  October 25, 2000

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

 27               Financial Data Schedule

                                                             EXHIBIT (11)

                          Bethlehem Steel Corporation

             Statement Regarding Computation of Earnings Per Share

      (dollars in millions and shares in thousands, except per share data)

   Three Months                                                                 Nine Months
Ended September 30                                                           Ended September 30
-------------------                                                          ------------------
  2000       1999       Basic Loss Per Share                                   2000       1999
  ----       ----       --------------------                                   ----       ----

 ($34.8)    ($89.8)   Net Loss                                                 ($0.2)   ($145.1)
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                                (7.5)      (7.5)
   (3.1)      (3.1)     $5.00 Preferred Dividend                                (9.4)      (9.4)
   (4.5)      (4.5)     $3.50 Preferred Dividend                               (13.4)     (13.4)
   (0.1)      (0.2)     5% Preference Dividend                                  (0.3)      (0.6)
--------   --------                                                          --------   --------
  (10.2)     (10.3)         Total Preferred and Preference Dividends           (30.6)     (30.9)
--------   --------                                                          --------   --------
 ($45.0)   ($100.1)   Net Loss Applicable to Common Stock                     ($30.8)   ($176.0)
========   ========                                                          ========   ========

132,055    130,404    Average Shares of Common Stock                         131,637    130,009

 ($0.34)    ($0.77)   Basic Loss Per Share                                    ($0.23)    ($1.35)
========   ========                                                          ========   ========


                        Diluted Loss Per Share
                        ----------------------

 ($34.8)    ($89.8)   Net Loss                                                 ($0.2)   ($145.1)
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                                (7.5)      (7.5)
   (3.1)      (3.1)     $5.00 Preferred Dividend                                (9.4)      (9.4)
   (4.5)      (4.5)     $3.50 Preferred Dividend                               (13.4)     (13.4)
   (0.1)      (0.2)     5% Preference Dividend                                  (0.3)      (0.6)
--------   --------                                                          --------   --------
 ($45.0)   ($100.1)   Net Loss Applicable to Common Stock                     ($30.8)   ($176.0)
========   ========                                                          ========   ========
                      Average Shares of Common Stock and
                      Other Potentially Dilutive Securities Outstanding:
132,055    130,404      Common Stock                                         131,637    130,009
   -          -         Stock Options                                           -          -
   *          *         $2.50 Preferred Stock                                   *          *
   *          *         $5.00 Preferred Stock                                   *          *
   *          *         $3.50 Preferred Stock                                   *          *
   *          *         5% Preference Stock                                     *          *
--------   --------                                                          --------   --------
132,055    130,404              Total                                        131,637    130,009
========   ========                                                          ========   ========
 ($0.34)    ($0.77)   Diluted Loss Per Share                                  ($0.23)    ($1.35)
========   ========                                                          ========   ========


*  Antidilutive