Form 10-K405
period 2000-12-31
BETHLEHEM STEEL CORP /DE/
filed 2001-01-31
CIK 11860

                                                                            2000
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 F O R M  10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


         Registrant's telephone number, including code: (610) 694-2424

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X    No  ______
                                                 ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate Market Value of Voting Stock held by Non-Affiliates:  $319,424,430

   The amount shown is based on the closing price of Bethlehem Common Stock on the New York Stock Exchange Composite Tape on January 22, 2001. Voting stock held by directors and executive officers of Bethlehem is not included in the computation. However, Bethlehem has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of Shares of Common Stock outstanding as of January 22, 2001: 129,792,754

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Selected portions of the 2001 Proxy Statement of Bethlehem Steel Corporation, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                    PART I

ITEM 1.  BUSINESS.

         Bethlehem/1/ manufactures and sells a wide variety of steel mill products and produces and sells coke and iron ore. For further information on Bethlehem's sales by major products, see "Operating Results" under "PART II,
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report.

Operations

         Bethlehem produces a wide variety of steel mill products including hot-rolled, cold-rolled and coated sheets, tin mill products, carbon and alloy plates, rail, specialty blooms, carbon and alloy bars and large-diameter pipe. Bethlehem's principal steel operations include the Burns Harbor Division, the Sparrows Point Division and the Pennsylvania Steel Technologies Division. During 2000, Bethlehem's former Bethlehem Lukens Plate Division was consolidated into the Sparrows Point and Burns Harbor Divisions. Bethlehem also has iron ore operations (which provide raw materials to Bethlehem's steelmaking facilities or sell such materials to trade customers), railroad and trucking operations (which transport raw materials and semifinished steel products within various Bethlehem operations and serve other customers) and lake shipping operations (which primarily transport raw materials to the Burns Harbor Division). See "PART I,
ITEM 2. PROPERTIES" of this Report for a description of the facilities of these business units and operations.

         The following table shows production information for Bethlehem and for the domestic steel industry. The information regarding the domestic steel industry is based on data from the American Iron and Steel Institute ("AISI"):

                                                                                      2000            1999      1998
                                                                                      ----            ----      ----
         Domestic steel industry raw steel production
           capability (million of net tons).....................................      130.3          128.2     125.3
         Domestic steel industry raw steel production
           (million of net tons)................................................      111.9*         107.4     108.8
         Domestic steel industry average raw steel
           utilization rate.....................................................         86%            84%       87%
         Bethlehem's raw steel production capability
           (million of net tons)................................................       11.3           11.3      10.9
         Bethlehem's raw steel production (million of
           net tons)............................................................       10.0            9.4      10.2
         Bethlehem's average raw steel utilization rate.........................         88%            83%       93%
         Bethlehem's production as a percent of the
           domestic steel industry..............................................        8.9%           8.8%      9.4%

----------
*  Preliminary
--------------

1 "Bethlehem" when used in this Report means Bethlehem Steel Corporation, a Delaware corporation, and where applicable includes its consolidated subsidiaries. Bethlehem was incorporated in Delaware in 1919.

         Of Bethlehem's 2000 raw steel production, 87 percent was produced by basic oxygen furnaces and 13 percent by electric furnaces.

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

Markets

         For information on Bethlehem's principal markets, see "Operating Results" under "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report. Many of the markets Bethlehem supplies, such as automotive, machinery and construction, are highly cyclical and subject to downturns in the U.S. economy. Also, many of Bethlehem's customers and suppliers are subject to collective bargaining agreements, and their ability to operate could be impacted by a strike or work stoppage.

         Consolidation of customers in major steel-consuming industries, such as the automotive and container industries, has increased their buying leverage and may make it more difficult to increase steel prices in the future.

         Bethlehem distributes steel products principally through its own sales organization, which has sales offices at various locations in the United States and Mexico, and through foreign sales agents. In addition to selling to customers who consume steel products directly, Bethlehem sells steel products to steel service centers, distributors, processors and converters. Export sales were 3 percent of total sales in 2000, 3 percent in 1999 and 4 percent in 1998.

         Trade orders on hand were about $0.9 billion at December 31, 2000, and $1 billion at December 31, 1999. Substantially all of the orders on hand at December 31, 2000, are expected to be filled in 2001.

Steel Price Sensitivity

         Bethlehem's financial results are significantly affected by relatively small (on a percentage basis) variations in the realized prices for its products. For example, Bethlehem shipped 8.5 million net tons of steel products and recorded net sales of $4.2 billion during 2000, implying an average realized price per ton of about $490. A one percent increase or decrease in this implied average realized price during 2000 would, on a pro forma basis, have resulted in an increase or decrease in net sales and pre-tax income of about $40 million. Competitive pressures in the steel industry are severe. These pressures could limit Bethlehem's ability to obtain price increases or could lead to a decline in prices, which could have a material adverse effect upon Bethlehem.

Competition

         The domestic steel industry is highly competitive. This competition affects the prices that Bethlehem can charge for its products, the utilization of its production facilities, its ability to sell higher value products and ultimately its profitability.

         Capacity. There is excess world capacity for many of the products
         --------
produced by Bethlehem. In addition, overcapacity has been perpetuated by the continued operation, modernization and upgrading of marginal domestic facilities through bankruptcy reorganization proceedings and by the sale of marginal domestic facilities to new owners, which operate such facilities with a lower cost structure. Over the next several years, the ramp-up of newly constructed finishing capacity and the potential construction of additional production facilities could result in increased domestic capacity over 2000 levels. In particular, new domestic capacity in the plate market and potential new domestic capacity in the rail market are expected to increase competition in these products where Bethlehem now has a large domestic market share.

         Electric Furnace Producers. Domestic integrated producers, such as
         --------------------------
Bethlehem, have lost market share in recent years to domestic electric furnace producers. These companies are relatively efficient, low-cost producers that make steel from scrap in electric furnaces (which are less expensive to build than integrated facilities), have lower employment and environmental costs per ton shipped and target regional markets. Through the use of various higher quality raw materials and thin slab casting technology, electric furnace producers are increasingly able to compete directly with producers of higher value products, including cold-rolled and coated sheets.

         Imports. Domestic steel producers also face significant competition
         -------
from foreign producers and have been, and may continue to be, adversely affected by unfairly traded imports. In certain cases, foreign producers may be pricing their products below their production costs. Imports of finished steel products accounted for about 24 percent of the domestic market in 2000, 22 percent in 1999 and 27 percent in 1998.

         The following table, which is based on data reported by the AISI, shows the percentage of the domestic apparent consumption of steel mill products supplied by imports for various classes of products.

                                                                                        2000*   1999     1998
                                                                                        ----    ----     ----
         Rail...................................................................        30%     37%      32%
         Plates.................................................................        16      16       29
         Tin mill products......................................................        17      20       16
         Hot-rolled and cold-rolled sheets......................................        21      21       31
         Coated sheets..........................................................        10      11       10
         All products**.........................................................        27      26       30

______________
*        Preliminary

**       Excludes steel imported in the form of manufactured goods, such as automobiles, but includes semifinished steel.

         Excluding semifinished steel, imports of steel mill products were about
29.7 million tons in 2000, 27.1 million tons in 1999 and 34.7 million tons in 1998.

         Bethlehem is a party to a number of on-going trade proceedings. Such proceedings seek the imposition of antidumping and countervailing duties, which are designed to offset dumping and the advantages of subsidies, respectively, on material imported in violation of U.S. trade laws. Such actions are brought before the Department of Commerce ("DoC") and the International Trade Commission ("ITC") which conduct an investigation to determine whether an antidumping or countervailing duty order is appropriate. If such an order is granted, it is subject to an annual administrative review and will expire at the end of five years ("sunset reviews") unless the DoC and the ITC are convinced that injury, dumping or subsidization is likely to continue or recur if the order is revoked.

         In 1992, Bethlehem and 11 other steel companies filed antidumping and countervailing duty cases covering imports of corrosion-resistant sheet from six countries, cold-rolled sheet from three countries and plate from 11 countries. Orders imposing duties were entered in all these cases. On November 2, 2000, the ITC voted on the five-year sunset reviews of these orders. All of the orders in connection with corrosion-resistant steel were extended; all of the orders in connection with plate, except that directed at Canada, were also extended. The cold-rolled orders were revoked and Bethlehem, and four other domestic producers, are appealing those revocations.

         In 1998, this same group of five domestic producers, joined by the United Steelworkers of America ("USWA") and the Independent Steelworkers Union, filed similar actions against hot-rolled carbon steel products from Japan, Russia and Brazil. A final antidumping order was issued against Japan in June 1999. In the cases against Brazil, final countervailing and antidumping duty determinations were announced contemporaneously with an announcement that the DoC had entered into agreements with Brazil to suspend the investigations. Likewise, in connection with the cases against Russia, the DoC announced final antidumping duty determinations together with a suspension agreement and a comprehensive agreement concerning all steel products except hot-rolled and plates (which are subject to a suspension agreement signed in 1997). Bethlehem, and the four other integrated domestic producers, have appealed these hot-rolled steel suspension agreements.

         In February 1999, Bethlehem, four other domestic producers and the USWA filed cases seeking antidumping relief against eight countries and countervailing duties against six of them in connection with imports of cut-to-length plate products. On February 11, 2000, antidumping and countervailing duty orders were entered against all the countries against which they had been sought, except two whose volume of imports were determined to be negligible.

         In June 1999, Bethlehem, eight other producers, the USWA and the Independent Steelworkers Union filed cases against 12 countries seeking antidumping relief against imports of cold-rolled sheet products from 12 countries and countervailing duties in regard to four of them. Despite initial injury determinations, the ITC ultimately declined to order relief. Bethlehem has joined in the appeal of these decisions.

         In November 2000, Bethlehem, three other domestic producers and the USWA initiated antidumping actions against 11 countries and countervailing duty cases against five of them alleging that imports of hot-rolled carbon steel violated U.S. trade laws. Favorable initial injury determinations have been made in all the cases.

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

         Bankruptcy of Competitors. The intense competitive conditions within
         -------------------------
the domestic steel industry have been aggravated by the bankruptcy filings of a number of other steel producers. During the last two years, ten domestic steel companies have filed for reorganization under Chapter 11 of the United States Bankruptcy Code. These proceedings could result in reduced costs for those companies and tend to promote the continued operation, modernization and upgrading of marginal facilities perpetuating the existing overcapacity in certain product lines in the industry. As a result of these filings, these competitors may achieve certain cost savings that would permit them to price their steel products at levels below those at which it would be profitable for Bethlehem to sell its products.

Capital Expenditures

         The domestic integrated steel industry is very capital intensive. As discussed under "PART I, ITEM 2. PROPERTIES -- General" of this Report, Bethlehem's principal operations and facilities are of varying ages, technologies and operating efficiencies. Bethlehem will need to continue to make significant capital expenditures in the future to maintain and improve the competitiveness of its operations and facilities. For further information on capital expenditures, see "Liquidity and Cash Flow" under "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report.

Environment

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

         Under the Resource Conservation and Recovery Act, as amended ("RCRA"), the owners of certain facilities that managed hazardous waste after 1980 are required to investigate and, if appropriate, remediate certain historic environmental contamination found at the facility. All of Bethlehem's major facilities may be subject to this "Corrective Action Program", and Bethlehem has implemented or is currently implementing this program at its facilities located in Steelton, Pennsylvania; Lackawanna, New York; Burns Harbor, Indiana; and Sparrows Point, Maryland. At Steelton, Bethlehem completed a RCRA Facility Investigation ("RFI"), a Corrective Measures Study ("CMS") and a remediation program approved by the United States Environmental Protection Agency ("EPA") and completed the remediation in 1994. At Lackawanna, Bethlehem is conducting an RFI pursuant to an Administrative Order on Consent with the EPA. At Burns Harbor, Bethlehem is also conducting an RFI in accordance with an EPA approved work plan. Bethlehem and the EPA are exploring potential ways to streamline the corrective action process in an environmentally responsible manner. At Sparrows Point, Bethlehem, the EPA and the Maryland Department of the Environment have agreed to a phased RFI as part of a comprehensive multimedia pollution prevention agreement which was entered by the U. S. District Court for Maryland on October 8, 1997. The potential costs for possible remediation activities, if any, at Lackawanna, Burns Harbor and Sparrows Point and the timeframe for implementation of these activities cannot be reasonably estimated until the RFIs, and possibly the CMSs, have been completed and approved.

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

         Bethlehem does not believe that the operations it acquired as part of the Lukens merger in 1998 are subject to the RCRA Corrective Action Program and, therefore, any remediation associated with those facilities will be addressed as appropriate in the ongoing course of business. Bethlehem may have some residual liability for remediation associated with historic Lukens facilities or those that have been sold or shut down since the merger, but any such liabilities are not anticipated to be material. For example, the Pennsylvania Department of Environmental Protection has approved Bethlehem's plan to remediate the electric arc furnace flue dust disposal site at the Coatesville, Pennsylvania, facility pursuant to the Brownfields Program. Bethlehem plans to complete the work during 2001 at an estimated gross cost of $2 million.

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

         Bethlehem has been required to pay various fines and penalties relating to violations or alleged violations of laws and regulations in the environmental control area. Bethlehem paid about $134,000 in 2000, $74,000 in 1999 and $910,000 in 1998 for such fines and penalties.

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

         For further information on Bethlehem's environmental matters, see "Environmental Matters" under "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report.

Purchased Materials and Services

         Bethlehem purchases about $3 billion per year of raw materials, energy, equipment, goods and services from commercial sources in about 40 countries. Bethlehem's profitability could be affected by difficulties in obtaining these items and the prices paid for them. These difficulties could include such things as labor strikes, political instability, credit availability and natural disasters. There has also been a significant consolidation among suppliers of raw materials to the steel industry, especially energy, putting Bethlehem at an economic disadvantage in resisting upward cost pressures. See "PART I, ITEM 2. PROPERTIES -- Raw Material Properties and Interests" of this Report for a further description of the sources of raw materials essential to Bethlehem's steelmaking business.

Technology

         Bethlehem performs research to improve existing products, develop new products and make operating processes more efficient. During 2000, 1999 and 1998, Bethlehem spent about $20 million, $21 million and $23 million, respectively, for research and development. Bethlehem owns a number of U.S. and foreign patents that relate to a wide variety of products and processes, has pending patent applications and is licensed under a number of patents.

         During 2000, ten U.S. patents covering a variety of new developments were awarded to Bethlehem. However, Bethlehem believes that no single patent or license or group of patents or licenses is of material importance to its overall business. Bethlehem also owns registered trademarks for certain of its products and service marks for certain of its services which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.

Employment

         At the end of 2000, Bethlehem had about 14,700 employees, three-quarters of whom are covered by agreements with the USWA. A strike or work stoppage could impact Bethlehem's ability to operate if it is unable to negotiate new agreements with its represented employees when the existing agreements expire. Also, Bethlehem's profitability could be adversely affected if increased costs associated with any future contract are not recoverable through productivity improvements or price increases.

         For further information on Bethlehem's employment matters, see "Employees and Employment Costs" under "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report.

Employee Postretirement Obligations

         Bethlehem provides pension, health care and life insurance benefits to most retirees and their dependents. These future benefits have not been fully funded and, therefore, Bethlehem has substantial financial obligations on its balance sheet. At December 31, 2000, Bethlehem had recorded a liability of $442 million for pensions and $1,955 million for postretirement benefits other than pensions. To the extent competitors do not have similar obligations, Bethlehem could be placed at a competitive disadvantage. Also, increases in health care costs could adversely affect Bethlehem's profitability.

         For further information of Bethlehem's pension and other postretirement benefit funding and obligations, see "Liquidity and Cash Flow" under "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report.

Joint Ventures, Partnerships, Facility Sharing Arrangements and Mergers

         Bethlehem has considered, and discussed with others, various opportunities for joint ventures, partnerships, facility sharing arrangements and mergers of all or part of Bethlehem. Bethlehem will continue to explore such opportunities. See "PART I, ITEM 2. PROPERTIES" of this Report for a description of joint ventures in which Bethlehem participates.

Businesses Exited

         In recent years, Bethlehem has shut down or sold several facilities and operations. Since 1996, Bethlehem recorded net charges of $371 million in connection with these actions.

         If it becomes necessary for Bethlehem to exit or reduce employment at additional businesses and operations in the future, it could incur substantial additional charges in the process. The charges for employees terminated as a result of facility shutdowns or sales vary depending upon the demographics of the workforce, but could be about $100,000 per employee. The recording of these charges could have a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities, decrease in stockholders' equity and possible increases in required contributions to the pension fund and retiree health care payments.

Capital Structure

         Bethlehem's capital structure is highly leveraged. Its existing obligations and below investment grade credit ratings may limit its ability to raise capital at reasonable cost and terms in the future. For further information on Bethlehem's capital structure, see "Liquidity and Cash Flow" under "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report.

Forward-Looking Statements

         Bethlehem and its representatives may from time to time make forward-looking statements in reports filed with the Securities and Exchange Commission, reports to stockholders, press releases, other written documents and oral presentations. These forward-looking statements may include, among others, statements concerning projected levels of sales, shipments and income, pricing trends, anticipated cost-reductions, product mix, anticipated capital expenditures and other future plans and strategies.

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

         . intense competition due to world steel overcapacity, new domestic capacity, low-cost electric furnace facilities, imports (especially unfairly traded imports) and substitute materials;

         . the consolidation of many of Bethlehem's customers and suppliers;

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

         . Bethlehem's highly leveraged capital structure and its ability to obtain new capital at reasonable costs and terms;

     .        financial difficulties encountered by joint venture partners; and

     . the effect of existing and possible future lawsuits filed against Bethlehem.

     "PART I, ITEM 1. BUSINESS","PART I, ITEM 3. LEGAL PROCEEDINGS" and "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report discuss these factors in more detail and are incorporated by reference into this section. Bethlehem does not undertake to update any forward-looking statements that may be made from time to time by Bethlehem or its representatives.

ITEM 2.       PROPERTIES.

Burns Harbor Division

     Location: In Indiana, on Lake Michigan, about 50 miles southeast of
     --------
Chicago, Illinois, and in Lackawanna, New York.

     Principal products and markets: Hot-rolled, cold-rolled, electrogalvanized,
     ------------------------------
hot-dip galvanized and galvannealed sheet, alloy and carbon plate and coke. Its principal markets include automotive, service centers, construction, machinery and appliance.

     Principal facilities: A sintering plant, a coke oven battery (Burns Harbor
     --------------------
operates a second coke oven battery for the battery's owner), two blast furnaces, including coal injection facilities, three basic oxygen furnaces with a combined annual raw steel production capability of about 5 million tons, a vacuum degassing facility, two continuous slab casters with a combined annual production capability of about 4 million tons, an 80-inch hot-strip mill, two continuous pickling lines, an 80-inch five-stand cold reducing mill, sheet finishing mills, a continuous heat treating line, batch annealing facilities, a 72-inch hot-dip galvanizing line, a 110-inch sheared plate mill including two continuous reheat furnaces, a roughing mill, a finishing mill and a normalizing furnace, and a 160-inch sheared plate mill including two continuous reheat furnaces, four batch reheat furnaces, a roughing mill, a finishing mill, an in-line accelerated cooling facility, a quench and temper line and a batch normalizing furnace. Burns Harbor operates a cold reducing mill, a continuous pickling line, a galvanizing line and two coke oven batteries in Lackawanna, New York.

     Burns Harbor continuously casts about 90 percent of its total production volume, with the remaining 10 percent being ingot cast. Ingot cast slabs are used primarily by Bethlehem to make steel plates. In 2000, Bethlehem announced the closure of the Burns Harbor slab mill and ceased ingot making at Burns Harbor. With the closure of the slab mill, raw steel production capability decreased from 5.6 million tons to 5.0 million tons in 2001. Burns Harbor's utilization of raw steel production capability was 95 percent during 2000.

Sparrows Point Division

     Location: On the Chesapeake Bay, near Baltimore, Maryland, and in
     --------
Coatesville and Conshohocken, Pennsylvania.

     Principal products and markets: Hot-rolled, cold-rolled, hot-dip galvanized
     ------------------------------
and Galvalume(R) sheet, tin mill products, carbon plate, high-strength, low alloy plate, commercial alloy plate, military alloy plate, coiled and cut plate and clad plate. Its principal markets for these products include construction, containers, service centers, transportation, infrastructure, machinery, equipment, environmental and engineering.

         Principal facilities: Baltimore: A sintering plant, a large blast
         --------------------
furnace, two basic oxygen furnaces with an annual raw steel production capability of about 4 million tons, a two-strand continuous slab caster, a 68-inch hot-strip mill, a new continuous pickling and cold reducing mill, two galvanizing lines, a Galvalume(R) line, a 48-inch hot-dip galvanizing/Galvalume(R) line and tin mill facilities that include tin and chrome plating lines. Coatesville: an electric arc furnace with an annual raw steel production capability of about 900,000 tons, two plate mills (140-inch and 206-inch) and heat treating facilities. Conshohocken: a 110-inch Steckel mill, two reheat furnaces, a roughing mill, an in-line cooling and cut-to-length line, a quench and temper line and a batch heat-treating system.

         Sparrows Point continuously casts about 95 percent of its total production volume. Sparrows Point's utilization of raw steel production capability was 89 percent during 2000.

Pennsylvania Steel Technologies Division ("PST")

         Location: In Steelton, Pennsylvania, south of Harrisburg, Pennsylvania.
         --------

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

         PST's utilization of raw steel production capability was 54 percent during 2000.

Joint Ventures

         Bethlehem participates in the following joint ventures:

         . Double G Coatings Company, L.P. (located near Jackson, Mississippi) -- operates a 270,000 ton per year sheet coating line that produces galvanized and Galvalume(R) coated sheets primarily for the construction market. Sparrows Point provides cold-rolled coils for about half of Double G's annual capability and is responsible for marketing its share of the finished product.

         . Columbus Coatings Company (located in Columbus, Ohio) -- operates a coating line that will produce quality corrosion resistant steel sheets primarily for the automotive market. Burns Harbor provides cold-rolled coils for about half of Columbus Coatings' annual capacity and is responsible for marketing its share of the finished product.

         . Columbus Processing Company, LLC (located in Columbus, Ohio) -- operates a steel slitting and warehousing facility.

         . Steel Construction Systems (located in Orlando, Florida) -- manufactures steel studs and joists for residential and light commercial buildings.

         . Walbridge Coatings (located in Walbridge, Ohio) -- operates a 400,000 ton per year electrogalvanizing line. This facility produces corrosion-resistant sheet steel primarily for the automobile industry and other consumer durables markets.

                Burns Harbor provides cold-rolled coils for 67 percent of Walbridge's annual capability and is responsible for marketing its share of the finished product.

          . Indiana Pickling and Processing Company (located in northern Indiana)-- operates a pickling line.

          . Chicago Cold Rolling, L.L.C. (located in northern Indiana) -- processes hot-rolled sheet into cold-rolled sheet products.

          . TWB Company (located in Michigan) -- operates the largest plant in North America producing laser-welded blanks for the automotive industry.

          . MetalSite (www.metalsite.net) -- Bethlehem is an equity partner in MetalSite, an internet metals marketplace where companies can buy or sell metal products or services.

          . Bethlehem Roll Technologies LLC (located in Sparrows Point, Maryland) -- operates a facility for grinding steel mill rolls for Bethlehem and others.

          . BethNova Tube, LLC (located in Jeffersonville, Indiana) --will produce tubes for use in hydroforming automobile and truck parts. Tube production is expected to begin in the first quarter of 2001.

          . OneBuild -- an e-Business company dedicated to improving the efficiency and effectiveness of procurement in the commercial construction and related markets.

          Bethlehem also has indirect equity interests in various iron ore properties. See "Raw Material Properties and Interests" below.

Raw Material Properties and Interests

          Iron Ore. Bethlehem has indirect equity interests in various iron ore
          --------
operating properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 2000, sufficient to produce at least 23 million tons of direct shipping iron ore from properties located in Brazil and 180 million tons of iron ore pellets from properties located in Minnesota. During 1997, Bethlehem sold its equity interest in Iron Ore Company of Canada ("IOC"). Bethlehem continues as a customer of IOC and purchases iron ore at prices which approximate market. In addition to the estimated reserves at operating properties, Bethlehem also has indirect equity interests in undeveloped or nonoperating iron ore properties, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 2000, sufficient to produce at least 9 million tons of direct shipping iron ore from properties located in Brazil and 126 million tons of iron ore pellets from properties located in Minnesota.

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

          Bethlehem's share of the annual iron ore production by enterprises in which it has ownership interests, for Bethlehem's use or sale to trade customers, was 8.4 million tons in 2000 and 6.9 million tons in 1999. In addition to these sources, Bethlehem purchased 4.6 million tons of iron ore in 2000 and 4 million tons of iron ore in 1999 from sources in which it had no ownership interests. In 2000 and 1999, Bethlehem obtained about 62 percent of its iron ore requirements from operations in which it had ownership interests.

     Iron ore trade sales commitments for 2001 are 0.7 million tons and no sales commitments exist beyond 2001.

     Coal and Coke. Bethlehem has sold all of its coal operating properties and
     -------------
purchases all of the coal it uses from commercial sources. Bethlehem owns undeveloped or nonoperating coal properties in Pennsylvania, which it estimates contained recoverable reserves at December 31, 2000, sufficient to produce at least 158 million tons of coal, of which about 91 percent and 9 percent, respectively, are metallurgical and steam coal.

     As described above, Bethlehem operates coke-making facilities at Burns Harbor, Indiana and Lackawanna, New York.

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

     The Burns Harbor Division operates two 1,000-foot ore vessels (under long-term charters), which are used for the transportation of iron ore on the Great Lakes.

General

     While Bethlehem's principal operations and facilities are adequately maintained, they are of varying ages, technologies and operating efficiencies. Bethlehem believes that most of its operations and facilities currently are competitive with the operations and facilities of its principal competitors. Bethlehem will continue to make capital expenditures to improve and maintain the competitiveness of its operations and facilities. See "PART I, ITEM 1.
BUSINESS--Capital Expenditures" of this Report for a discussion of Bethlehem's capital expenditures.

     Bethlehem owns all of its principal operations and facilities except for the following facilities that have been sold and leased back: No. 1 Coke Oven Battery at Burns Harbor; the wide continuous slab casting equipment at Sparrows Point; and two lake vessels that transport iron ore to Burns Harbor.

ITEM 3.  LEGAL PROCEEDINGS.

     Bethlehem is a party to numerous legal proceedings incurred in the ordinary course of its business.

     On August 10, 2000, the New York State Department of Environmental Conservation ("NYDEC") issued a notice alleging violations of a consent order and New York State Air Pollution Control Regulations by Bethlehem at the Lackawanna Coke Division. The alleged violations involve emissions from Coke Oven Battery No. 7 exceeding opacity requirements and failing to install and continuously operate a certified emissions monitor on the waste heat stack for Coke Oven Battery No. 8. Settlement discussions intended to lead to an agreed order resolving the matter are being held between Bethlehem and the NYDEC. If settlement discussions are unsuccessful, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

     See "PART I, ITEM 1. BUSINESS -- Environment" of this Report for a discussion of Bethlehem's potential responsibilities for environmental cleanup at certain sites under RCRA and CERCLA and "Liquidity and Cash Flow" under "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report for a discussion of actions taken by Bethlehem in connection with the Chapter 11 bankruptcy filing by The LTV Corporation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.
__________

Executive Officers of the Registrant.

     The executive officers of Bethlehem as of January 22, 2001, are as follows:

               Name                      Age                 Position
               ----                      ---                 --------

Duane R. Dunham                          59        Chairman, President and Chief
                                                   Executive Officer

Gary L. Millenbruch                      63        Vice Chairman and Chief
                                                   Financial Officer

Dr. Augustine E. Moffitt, Jr.            55        Executive Vice President
                                                   (Administration) and Chief
                                                   Administrative Officer

David M. Beinner                         61        Senior Vice President
                                                   (Commercial)

Thomas J. Conarty, Jr.                   50        Senior Vice President,
                                                   (Procurement, Information
                                                   Technology and Logistics)

William H. Graham                        55        Senior Vice President (Law),
                                                   General Counsel and Secretary

Leonard M. Anthony                       46        Treasurer

Lonnie A. Arnett                         54        Vice President (Accounting),
                                                   Controller and Chief
                                                   Accounting Officer

Ronald F. Chango                         53        President, Burns Harbor
                                                   Division

Stephen G. Donches                       55        Vice President (Public
                                                   Affairs)

Andrew R. Futchko                        57        President, Pennsylvania Steel
                                                    Technologies Division

John L. Kluttz                           58        Vice President (Union
                                                    Relations)

Dr. Carl F. Meitzner                     61        Vice President (Strategic
                                                    Planning and International
                                                    Business)

Van R. Reiner                            52        President, Sparrows Point
                                                    Division

Dr. Malcolm J. Roberts                   58        Vice President (Technology
                                                    and Quality) and Chief
                                                    Technology Officer

Robert A. Rudzki                         47        Vice President (Business
                                                    Development and e-Business)

Dorothy L. Stephenson                    51        Vice President (Human
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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     As of January 22, 2001, about 31,350 stockholders held 129,792,754 shares of Bethlehem Common Stock. The principal market for Bethlehem Common Stock is the New York Stock Exchange. Bethlehem Common Stock is also listed on the Chicago Stock Exchange. Dividends on Bethlehem Common Stock are paid quarterly when declared by Bethlehem's Board of Directors.

     Under the provisions of Bethlehem's 10-3/8% Senior Notes due 2003, Bethlehem's ability to pay dividends on its Common Stock is restricted. See Note J to the Consolidated Financial Statements. At December 31, 2000, about $185 million was available for the payment of Common Stock dividends under these provisions.

     Bethlehem has not paid a dividend on its Common Stock since the fourth quarter of 1991. Bethlehem's Board of Directors will determine whether to pay any future dividends (subject to any applicable restrictions) based on attained financial results and business outlook.

     The following table shows the high and low sales prices of Bethlehem Common Stock as reported in the consolidated transaction reporting system. The closing sale price of Bethlehem Common Stock on January 22, 2001, was $2.50.

                                                2000                   1999
                                                ----                   ----
                                            Sales Prices           Sales Prices
                                            ------------           ------------
   Period                                 High        Low       High        Low
   ------                                 ----        ---       ----        ---
First Quarter.......................     $9.31      $5.44     $10.69      $7.69
Second Quarter......................      6.19       3.56      10.94       7.38
Third Quarter.......................      4.75       2.75       8.69       6.75
Fourth Quarter......................      3.06       1.63       8.50       5.88

ITEM 6. SELECTED FINANCIAL DATA.

Five-Year Financial and Operating Summaries
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)              2000           1999           1998           1997           1996
------------------------------------------------------------------  -------------  -------------  -------------  -------------
Earnings Statistics
Net sales                                            $    4,196.6   $    4,090.1   $    4,666.1   $    4,826.4   $    4,868.8

Costs and Expenses:
   Employment costs                                       1,331.0        1,291.0        1,367.0        1,439.0        1,555.0
   Materials and services                                 2,659.7        2,674.3        2,781.5        2,879.0        2,870.4
   Depreciation and amortization                            260.3          257.5          246.5          231.0          268.7
   Taxes (other than employment and income taxes)            41.1           45.9           46.6           38.4           38.1
   Unusual items                                            (20.9)             -           35.0         (135.0)         465.0
                                                     -------------  -------------  -------------  -------------  -------------
Total Costs and Expenses                                  4,271.2        4,268.7        4,476.6        4,452.4        5,197.2
                                                     -------------  -------------  -------------  -------------  -------------

Income (loss) from operations                               (74.6)        (178.6)         189.5          374.0         (328.4)
Financing income (expense):
   Interest and other financing costs                       (75.4)         (51.9)         (55.4)         (47.5)         (53.3)
   Interest income                                            6.6            8.3           10.0            9.2            5.9
Benefit (provision) for income taxes                         25.0           39.0          (24.0)         (55.0)          67.0
                                                     -------------  -------------  -------------  -------------  -------------
Net income (loss)                                          (118.4)        (183.2)         120.1          280.7         (308.8)
Dividends on Preferred and Preference Stock                  40.7           41.2           41.7           41.6           41.9
                                                     -------------  -------------  -------------  -------------  -------------
Net income (loss) applicable to Common Stock         $     (159.1)  $     (224.4)  $       78.4   $      239.1   $     (350.7)
                                                     =============  =============  =============  =============  =============

Net income (loss) per Common share    - basic        $      (1.21)  $      (1.72)  $       0.64   $       2.13   $      (3.15)
                                      - diluted      $      (1.21)  $      (1.72)  $       0.64   $       2.03   $      (3.15)
------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Statistics
Cash and cash equivalents                            $      109.7   $       99.4   $      137.8   $      252.4   $      136.6
Receivables, inventories and other current assets         1,036.7        1,110.0        1,357.0        1,211.6        1,351.8
Current liabilities                                        (927.2)      (1,033.4)        (985.2)        (910.8)        (957.4)
                                                     -------------  -------------  -------------  -------------  -------------
Working capital                                      $      219.2   $      176.0   $      509.6   $      553.2   $      531.0
Current ratio                                                 1.2            1.2            1.5            1.6            1.6

Property, plant and equipment - net                  $    2,870.5   $    2,899.7   $    2,655.7   $    2,357.7   $    2,419.8
Total assets                                              5,467.0        5,536.2        5,621.5        4,802.6        5,109.9
Total debt and capital lease obligations                    853.4          864.1          672.1          493.4          546.7
Stockholders' equity                                      1,120.0        1,277.1        1,489.5        1,215.0          966.0
Total debt as a percent of invested capital                    43%            40%            31%            29%            36%
------------------------------------------------------------------------------------------------------------------------------
Other Statistics
Capital expenditures                                 $      224.3   $      557.0   $      328.0   $      228.2   $      259.0
Raw steel production capability
   at year end (net tons in thousands)                     11,300         11,300         11,300         10,500         10,500
Raw steel production (net tons in thousands)               10,020          9,406         10,191          9,599          9,447
Steel products shipped (net tons in thousands)              8,546          8,416          8,683          8,802          8,782
Pensioners receiving benefits at year end                  73,700         74,600         74,300         70,400         70,100
Average number of employees
   receiving pay (excluding stainless employees)           14,700         15,500         15,900         16,400         17,800
Common Stock outstanding at
   year end (shares in thousands)                         129,647        131,027        129,490        112,991        111,834
Common stockholders at year end                            31,000         33,000         35,000         35,000         37,000
------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Bethlehem's net loss for 2000 was $118 million, or $1.21 per diluted share. This net loss includes unusual net gains totaling $21 million ($17 million after-tax, $.13 per diluted share). Bethlehem received $18 million from Metropolitan Life Insurance Company's conversion from a mutual company owned by its policyholders to a publicly held company, all of which was recognized as a gain. Bethlehem sold its equity interest in Presque Isle Corporation for $10 million, resulting in a $9 million gain. Offsetting these gains was a $6 million charge in connection with the closing of Bethlehem's Burns Harbor ingot teeming and slab mill operation. Excluding the effects of these unusual items, the net loss for 2000 was $135 million, or $1.34 per diluted share.

     The net loss for 1999 was $183 million, or $1.72 per diluted share. Net income for 1998 was $120 million, or $.64 per diluted share, including a $35 million charge ($29 million after-tax, $.23 per diluted share) related to the closing of Bethlehem's Sparrows Point plate mill. Excluding this unusual item, net income for 1998 was $149 million, or $.87 per diluted share.

     Sales in 2000 were $4.2 billion on steel shipments of 8,546,000 tons compared with $4.1 billion and 8,416,000 tons shipped in 1999 and $4.7 billion and 8,683,000 tons shipped in 1998.

Operating Results

     Bethlehem's loss from operations was $96 million (excluding the $21 million in unusual net gains) for 2000 compared with a loss from operations of $179 million for 1999, and income from operations of $225 million (excluding the $35 million unusual loss) for 1998. The improvement in operating results of $83 million in 2000 compared with 1999 is principally from lower costs. The effects on sales of changes in average realized steel prices, shipments, product mix and outbound freight reimbursed by customers during the last two years were as follows:

                                           Increase (decrease) from prior year
     -------------------------------------------------------------------
                                            2000              1999
                                      ----------------  ----------------
     Realized Prices                          -   %            (8)  %
     Shipments                                2                (4)
     Product Mix                              -                 -
     Outbound Freight                         1                 -
                                      -----------------  ---------------
                                              3   %           (12)  %
     -------------------------------------------------------------------

        While shipments were higher in 2000 compared with 1999, they declined 700,000 tons in the second half of 2000 from the first half as steel market conditions changed dramatically reflecting the near record level of unfairly traded steel imports, high customer inventories and the slowing economy. In addition to their normal seasonal adjustments, the auto industry significantly cut production in the second half. These production cuts aimed at reducing excess vehicle inventories are expected to continue into early 2001. While costs per ton shipped increased significantly in the second half of 2000 from lower production volume and higher energy costs (principally natural gas), costs were lower for the year because of cost reduction initiatives that had been underway throughout the corporation. Also, 1999 included about $70 million of costs related to (1) relining the "L" Blast Furnace and other modernization and maintenance outages at Sparrows Point and (2) the temporary idling of Bethlehem's majority owned iron ore operation located in Hibbing, Minnesota. These lower costs in 2000 were partially offset by higher wage, retirement benefit and energy costs, start-up costs at the Sparrows Point cold mill and a loss from a fire at the Coatesville, Pennsylvania, plate operations. High energy costs are expected to continue throughout 2001.

        Operating profits declined in 1999 from 1998 because of (1) an 8 percent decline in average realized prices and a 270,000 ton decline in shipments caused principally by near record levels of steel imports, especially plate products and (2) costs related to the production outages at Sparrows Point and Hibbing mentioned above.

        Raw steel production was 10.0 million tons in 2000, 9.4 million tons in 1999 and 10.2 million tons in 1998. Production was lower in 1999 due to Bethlehem's "L" Blast Furnace at Sparrows Point being out of service for 10 weeks for a reline.

        The Burns Harbor Division shipped about 4.6 million tons in each of the last three years. Burns Harbor's 2000 operating results improved from 1999 principally due to lower net costs and slightly higher average realized prices for the year. Burns Harbor was able to offset cost increases from energy, wage and retirement benefits with improvements in yields and productivity and lower repair spending.

        The Sparrows Point Division (which now includes the Coatesville and Conshohocken plate operations) shipped about 3.4 million tons in each of the last three years. Sparrows Point's 2000 operating results were about the same as 1999. During 2000, Sparrows Point incurred start-up costs associated with the new cold mill, an increase in energy, wage and retirement benefit costs and a loss from a fire at the Coatesville, Pennsylvania, facility. During 1999, Sparrows Point incurred about $60 million of additional operating costs that resulted from the reline of the "L" Blast Furnace and certain other planned modernization and maintenance outages.

        PST shipped about 0.5 million tons in 2000 compared with 0.4 million tons in 1999. Results for PST in 2000 were about the same as 1999 as higher volume offset lower average realized prices and higher costs, principally scrap, energy, wage and retirement benefits.

PERCENTAGE OF BETHLEHEM'S NET SALES
BY MAJOR PRODUCT
--------------------------------------------------------------------------------
                                                  2000        1999       1998
                                               ----------  ---------- ----------
Steel mill products:
     Hot-rolled sheets                            14.5  %     13.4  %    12.8  %
     Cold-rolled sheets                           18.4        18.2       16.1
     Coated sheets                                27.2        29.4       27.4
     Tin mill products                             6.2         6.9        6.5
     Plates                                       20.0        20.0       21.4
     Rail products                                 3.8         2.6        4.2
     Other steel mill products                     1.9         2.5        4.3
Other products and services
     (including raw materials and freight)         8.0         7.0        7.3
                                               ----------  ---------- ----------
                                                 100.0  %    100.0  %   100.0  %
--------------------------------------------------------------------------------

        Bethlehem's largest customer, General Motors Corporation, accounted for about 10 percent of its consolidated sales in 2000 and 1999.

PERCENTAGE OF STEEL MILL PRODUCT SHIPMENTS
BY PRINCIPAL MARKET
(Based on tons shipped)
--------------------------------------------------------------------------------
                                                  2000         1999      1998
                                                ---------   ---------  ---------
Service Centers, Processors and Converters
     (including semifinished)                     51.0  %     49.7  %    46.9  %
Transportation
     (including automotive)                       20.3        21.3       23.0
Construction                                      13.5        12.9       12.1
Containers                                         5.5         5.4        5.2
Machinery                                          4.1         4.2        4.9
Other                                              5.6         6.5        7.9
                                                ---------   ---------  ---------
                                                 100.0  %    100.0  %   100.0  %
--------------------------------------------------------------------------------


Liquidity and Cash Flow

        Total liquidity (cash, cash equivalents and funds available under Bethlehem's bank credit arrangements) was $315 million at December 31, 2000 compared with $334 million at December 31, 1999.

         Cash provided from continuing operating activities in 2000 increased to $288 million from $217 million in 1999. Cash provided from continuing operations before working capital changes and funding postretirement benefits improved from a reduced operating loss (excluding unusual net gains) offset by higher financing costs. Financing costs were higher because of higher average debt and other financings outstanding during the year and lower capitalized interest from the decline in capital expenditures.

         Cash provided from working capital activities declined significantly for 2000 compared with 1999. Inventories declined significantly in 1999 after Bethlehem completed the reline of Sparrows Point's "L" Blast Furnace. No additional net sales of accounts receivable occurred in 2000 and cash was generated by a decline in net accounts receivable/accounts payable as shipments and production declined significantly in the second half. In the second half of 1999, shipments and production had increased, consuming cash, principally as accounts receivable increased.

         Bethlehem reduced its funding of postretirement benefits for 2000 to preserve liquidity. Bethlehem previously contributed amounts to its pension fund substantially in excess of amounts required under current law and regulations. Because of these contributions and better than assumed earnings performance on its pension fund assets over the past several years, Bethlehem currently has a funding standard credit balance that would allow it to defer pension funding for several years. Bethlehem expects its 2001 pension expense to be about $95 million and Bethlehem plans to continue funding its pension obligation as appropriate based on future profitability and cash flow.

         During 2000, Bethlehem's postretirement healthcare and life insurance expense ("OPEB") increased as a result of required changes to its actuarial assumptions, see Note G, Postretirement Benefits, to the Consolidated Financial Statements. Bethlehem paid $63 million of retiree health and life insurance benefits in 2000 from existing trust fund assets compared to about $20 million in

1999. This reduced the amount of such benefits required to be paid directly by Bethlehem in 2000 to $130 million.

        During 2001, Bethlehem expects its OPEB expense to be about $265 million. Bethlehem expects to use trust fund assets to pay about $30 million of such benefit in the first quarter of 2001. After that, all OPEB benefits will be paid directly by Bethlehem until certain restrictions on remaining trust fund assets are removed. For 2001, Bethlehem expects to pay directly about $175 million.

        Capital expenditures were $224 million in 2000 compared with $557 million in 1999 and $328 million in 1998. Capital expenditures for 2000 included the completion of two projects started in prior years at Sparrows Point, the cold mill complex and the conversion of the continuous slab caster to a wide-slab caster. In addition, Bethlehem (1) completed construction of its automotive quality coating line joint venture, Columbus Coatings Company, financed by a construction loan to the venture, (2) entered into an operating lease for pulverized coal injection for its "L" Blast Furnace at Sparrow Point and (3) invested in a new joint venture, BethNova Tube, that will supply steel tubing used in hydroforming automobile and truck parts. In 1999, Bethlehem completed the reline of "L" Blast Furnace and upgraded the BOF shop at Sparrows Point.

        At December 31, 2000, the estimated cost of completing all authorized capital expenditures was about $380 million, compared with $410 million at December 31, 1999. Bethlehem expects all authorized capital expenditures to be completed during the next three years. Bethlehem has deferred the previously announced "D" Blast Furnace reline and Number 1 Caster modernization at Burns Harbor until 2003.

     In addition to the previously mentioned proceeds from Metropolitan Life and the sale of Bethlehem's ownership interest in the Presque Isle limestone operation, asset sales for 2000 include the $78 million of proceeds from the sale and leaseback of Bethlehem's wide slab caster at Sparrows Point and one of its lake ore boats. Asset sales in 1999 and 1998 include the proceeds from the sale of the stainless production and distribution assets acquired in the Lukens acquisition. 1998 also includes the sale and leaseback of a coke oven at Burns Harbor.

     New borrowings and debt repayments include $60 million temporarily used during the year under Bethlehem's inventory credit agreement. Bethlehem also borrowed $50 million and repaid the $61 million construction loan on certain equipment for the new cold mill at Sparrows Point. In addition, Bethlehem borrowed $22 million to complete the wide-slab caster project at Sparrows Point. That caster construction loan totaling $50 million was converted to a capital lease during the year. Other debt and capital lease repayments of $56 million were normal annual maturities.

     As disclosed in Note E, Debt and Capital Lease Obligations, to the Consolidated Financial Statements, Bethlehem's secured inventory credit agreement contains a covenant that requires Bethlehem to maintain a minimum adjusted consolidated tangible net worth. Certain of Bethlehem's other financing arrangements contain, or require compliance with, this covenant. At December 31, 2000, Bethlehem's adjusted consolidated tangible net worth exceeded that requirement by about $140 million. Given the current difficult conditions in the domestic steel industry, there is a risk that Bethlehem will not be able to continue to comply with this covenant throughout 2001. Failure to continue complying with this covenant could accelerate the maturity of a material amount of Bethlehem's debt and financing arrangements. Bethlehem is, therefore, aggressively reducing costs and taking other actions to remain in compliance with this covenant. Bethlehem is discussing potential changes to its secured credit agreement and pursuing other alternatives for improving its liquidity and financial flexibility.

     The intensely competitive environment faced by steel producers in North America over the past couple of years has caused several steel companies to seek protection under Chapter 11 of the bankruptcy code. During December 2000, The LTV Corporation filed for Chapter 11 bankruptcy protection. LTV is Bethlehem's partner in several joint ventures, including Columbus Coatings Company ("CCC"). CCC is in the final phases of its startup and qualification of its products for use by Bethlehem's automotive customers. Its construction costs were financed in part with a loan under a 1999 agreement that contains a long-term sale and leaseback during 2001. The full amount of the construction loan was guaranteed by both Bethlehem and LTV. Due to LTV's bankruptcy, the lenders are not obligated to make any further construction loan advances, and they have the right to seek repayment of the entire construction loan, currently totaling approximately $116 million. Bethlehem is currently in discussions with the CCC lenders to resolve this issue.

     In January, Bethlehem filed a motion with the LTV bankruptcy court asking it to permit Bethlehem to exercise certain buyout rights contained in the CCC joint venture agreement or require LTV to assume all its obligations under the joint venture and financing arrangements. The long-term sale and leaseback of the line will depend on the resolution of these issues.

     For the year 2001, Bethlehem currently expects its major sources of cash to be primarily from operating activities, including inventory reductions, and from asset sales. Major uses of cash are expected to be capital expenditures of about $150 million, debt maturities of about $55 million, and preferred dividend payments of about $40 million. Currently, Bethlehem expects to maintain adequate liquidity to meet its current obligations and fund operating requirements.

Derivative Financial Instruments and Related Market Risk

     Bethlehem is exposed to certain risks associated with the change in foreign currency rates, interest rates and commodity prices. Bethlehem seeks to minimize the potential adverse impact of those market risks through the use of appropriate management techniques including derivative financial instruments. Although Bethlehem occasionally purchases goods and services denominated in a foreign currency, has investments in other countries and has export sales, the amounts involved are not material.

     Bethlehem is exposed to interest rate risk arising from having certain variable rate financing arrangements, and Bethlehem has used interest rate swaps to effectively fix a portion of the interest rates on these financings. The fair value of the swaps remaining outstanding at December 31, 2000 was a liability of less than $1 million.

     Bethlehem also uses derivative financial instruments to manage the price risk for a portion of its annual requirements for natural gas, zinc and other metals. The fair value of these instruments at December 31, 2000 was an asset of $12 million. As a result of adopting FASB Statement No. 133, Bethlehem recorded these contracts on its balance sheet at January 1, 2001. The offset was to Stockholders' Equity and there was no impact to income. These instruments, that have maturity dates that coincide with Bethlehem's expected purchases of the commodities, allow Bethlehem to effectively establish its cost for the commodity at the time it enters into the instrument. To the extent Bethlehem has not entered into derivative financial instruments, its cost will increase or decrease as the market prices for the commodities rise and fall.

Employees And Employment Costs

     At the end of 2000, Bethlehem had about 14,700 employees compared with about 15,500 employees at the end of 1999 and 17,000 employees at the end of 1998. About three-quarters of Bethlehem's employees are covered by its labor agreements with the USWA.

     On August 1, 1999, Bethlehem and the USWA entered into a five-year labor agreement covering USWA represented employees at Bethlehem's facilities in Burns Harbor, Lackawanna, Sparrows Point, Coatesville and Steelton. The Burns Harbor and Sparrows Point Divisions continue to be covered by one agreement, while separate agreements were continued for PST and the Coatesville facility. During 2000, an agreement was reached with the USWA for Bethlehem's Conshohocken facility.

     The main labor agreement, which expires August 1, 2004, provides for wage increases of $2 per hour over the life of the contract and improved pension benefits. Wages increased by $.50 per hour on February 1, 2000 and will increase by $.50 per hour on August 1, 2001 and by $1 per hour on February 1, 2003.

     The new contract also aligns profit sharing more closely with overall corporate financial performance. Most of the represented employees at Bethlehem's steel operations receive profit sharing of 10 percent of adjusted consolidated annual income before taxes, payable in the following year. Profit sharing is also paid to non-represented employees based on specific Corporate and Business Unit plans and performance.

     Under other provisions of the labor agreements, Bethlehem is required to pay "shortfall amounts" each year up to 10 percent of the first $100 million and 20 percent in excess of $100 million of consolidated income before taxes, unusual items and expenses applicable to the shortfall plan. Shortfall amounts arise when employees terminate employment and the ESOP Preference Stock, that is held in trust for reimbursement of wage and benefit reductions in prior years, is converted into Common Stock and sold for amounts less than the stated value of the Preference Stock ($32 for Series A and $40 for Series B). Shortfall requirements had been averaging about $6 million per year, but Bethlehem did not make any shortfall payments in 2000 for 1999 and will not pay any in 2001 for 2000. The amount of shortfall in arrears is about $11 million. Bethlehem issued about 80,000 shares of Series B Preference Stock in 2000 and about 1,500 shares in 1999 to a trustee for the benefit of employees for 1999 and 1998, respectively, and expect to issue about 19,000 shares in early 2001 for the 2000 plan year.

EMPLOYMENT COST SUMMARY *
(Dollars in millions)                         2000         1999        1998
-----------------------------------------------------------------------------
Salaries and Wages                         $    818      $   857     $   899
-----------------------------------------------------------------------------
Employee Benefits:
     Pension Plans:
         Current                                 64           60          56
         Past Service                            (9)         (20)         29
     Medical and Insurance:
         Actives and Dependents                  94           91          92
         Total OPEB                             264          200         180
     Payroll Taxes                               70           73          74
     Workers' Compensation                       12           12          17
     Savings Plan and Other                      18           18          20
-----------------------------------------------------------------------------
Total Benefit Costs                             513          434         468
-----------------------------------------------------------------------------
Total Employment Costs                     $  1,331      $ 1,291     $ 1,367
-----------------------------------------------------------------------------

* Excluding Discontinued Stainless Operations

Lukens Acquisition

     In May 1998, Bethlehem acquired all of the outstanding stock of Lukens Inc. for about $560 million. See Note C Acquisition of Lukens Inc. to the Consolidated Financial Statements for a description of the composition of the purchase price, assets acquired and method of accounting for the acquisition. The acquisition strengthened Bethlehem's position as the leading producer and supplier of carbon and alloy steel plate products.

     As part of Lukens, Bethlehem acquired certain stainless steel sheet manufacturing and distribution businesses. Bethlehem disposed of these businesses generating net proceeds of about $316 million. During 1998, Bethlehem sold stainless assets to Allegheny Teledyne Incorporated (now Allegheny Technologies) for $175 million ($105 million in cash and a non-interest bearing note for $70 million collected in 1999). Bethlehem also entered into agreements with Allegheny to provide them with conversion services to produce stainless steel slabs and coiled plate. In 1999, Bethlehem sold the stainless distribution business, Washington Specialty Metals Corporation, for about $70 million, and the stainless sheet operations in Washington, Pennsylvania, for about $20 million. In January 2000, Bethlehem sold the stainless sheet operations in Massillon, Ohio. During this period, Bethlehem liquidated substantially all related working capital.

     During the fourth quarter of 1998, Bethlehem closed the Sparrows Point 160" plate mill to more fully utilize plate facilities at Burns Harbor, Coatesville and Conshohocken to take advantage of the merged facilities' capabilities. In connection with the consolidation of Bethlehem's plate production, Bethlehem recorded a charge of $35 million ($29 million after tax) during 1998 to write-off the net book value of certain equipment and to recognize employee benefit related costs.

Environmental Matters

     Bethlehem is subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, wastewater discharges and solid and hazardous waste disposal. During the five years ended December 31, 2000, Bethlehem spent about $80 million for environmental control equipment. Expenditures for new environmental control equipment totaled approximately $13 million in 2000, $11 million in 1999 and $13 million in 1998. The costs incurred in 2000 to operate and maintain existing environmental control equipment were approximately $104 million (excluding interest costs but including depreciation charges of $11 million) compared with $115 million in 1999 and $114 million in 1998.

     Bethlehem and federal and state regulatory agencies conduct negotiations to resolve differences in interpretation of certain environmental control requirements. In some instances, those negotiations are held in connection with the resolution of pending environmental proceedings. Bethlehem believes that there will not be any significant curtailment or interruptions of any of its important operations as a result of these proceedings and negotiations. Bethlehem cannot predict the specific environmental control requirements that it will face in the future. Based on existing and anticipated regulations promulgated under presently enacted legislation, Bethlehem currently estimates that capital expenditures for installation of new environmental control equipment in the near-term will average about $15 million per year. However, estimates of future capital expenditures and operating costs required for environmental compliance are subject to numerous uncertainties, including the evolving nature of regulations, possible imposition of more stringent requirements, availability of new technologies and the timing of expenditures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Derivative Financial Instruments and Related Market Risk" under ITEM 7 above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Bethlehem's Financial Statements and the accompanying Notes that are filed as part of this Report are listed under "PART IV, ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" and are set forth on pages F-1 through F-7 immediately following the signature pages of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     In addition to the information under the caption "Executive Officers of the Registrant" in "PART I" of this Report, the information required by this Item is incorporated by reference from the material under the heading "Item 1 --Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of Bethlehem's Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference from the material under the heading "Executive Compensation" of Bethlehem's Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference from the material under the heading "Stock Ownership Information" of Bethlehem's Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference from the material under the heading "Certain Business Relationships and Related Transactions" and under the heading "Indemnification Assurance Agreements" of Bethlehem's Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

     Except for those items specifically incorporated by reference, you should not consider Bethlehem's Proxy Statement for the 2001 Annual Meeting of Stockholders to be part of this Report.

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

     (1)  Financial Statements.

   BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                                           Page
                                                                                           ----
Consolidated Statements of Income for years 2000, 1999 and 1998..........................   F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999.............................   F-2

Consolidated Statements of Cash Flows for the years 2000, 1999 and 1998..................   F-3

Notes to Consolidated Financial Statements (Including Quarterly Financial Data)..........   F-4

         (2) Consolidated Financial Statement Schedules.

Report of Independent Auditors On Consolidated Financial Statement Schedule..............   F-5

         II-- Valuation and Qualifying Accounts and Reserves, years ended
              December 31, 2000, 1999 and 1998...........................................   F-7

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

      (b)   Amendment to Second Restated Certificate of Incorporation.

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

      (d) Inventory Credit Agreement, dated as of September 12, 1995, as amended and restated on June 5, 1997, June 19, 1998, and June 17, 1999 (Incorporated by reference from Exhibit 4(d) to Bethlehem's Annual Report on Form 10-K for the year ended December 31, 1999).

      (e) Receivables Purchase Agreement, dated as of September 12, 1995, as amended and restated on June 5, 1997, June 19, 1998, and June 17, 1999 (Incorporated by reference from Exhibit 4(e) to Bethlehem's Annual Report on Form 10-K for the year ended December 31, 1999).

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

      (j) Form of Agreement between Bethlehem Steel Corporation and seven executive officers. Additional agreements have been entered into between Bethlehem Steel Corporation and 12 other executive officers and employees. These additional agreements are substantially in the form of said Agreement except: (i) the amount of compensation upon termination is two rather than three times annual salary and bonus and (ii) the additional agreements do not permit the recipient to terminate for any reason during the 30-day period following the first anniversary of the change in control (Incorporated by reference from Exhibit 10 to Bethlehem's quarterly report on Form 10-Q for the quarter ended September 30, 1998).

      (k) Consulting Agreement and Covenant not to Compete, as amended, between Bethlehem Steel Corporation and Curtis H. Barnette (Incorporated by reference from Exhibit 10(k) to Bethlehem's Annual Report on Form 10-K for the year ended December 31, 1999).

      (l) Bethlehem Steel Corporation Non-Employee Directors Deferred Compensation Plan.

 (23)       Consent of Independent Auditors (included on page F-6 of this
            Report).

 (24)       Power of Attorney.

__________
* Compensatory plans in which Bethlehem's directors and executive officers participate.

(b) Reports on Form 8-K.

       Bethlehem filed a report on Form 8-K on November 16, 2000, for the purpose of addressing certain fair disclosure reporting obligations pursuant to the Securities and Exchange Commission's Regulation F-D. Bethlehem also filed a report on Form 8-K on January 17, 2001, concerning a motion that it filed in connection with The LTV Corporation's bankruptcy.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bethlehem Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of January, 2001.

                                        BETHLEHEM STEEL CORPORATION,


                                        By:   /s/ Lonnie A. Arnett
                                            ----------------------------------
                                              Lonnie A. Arnett
                                              Vice President and Controller
                                              (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Bethlehem Steel Corporation and in the capacities indicated on the 31st day of January, 2001.

  /s/ Duane R. Dunham                       /s/ Lewis B. Kaden
-------------------------------------     ------------------------------------
  Duane R. Dunham                           Lewis B. Kaden
  Chairman, President and Director          Director
  (principal executive officer)



  /s/ Gary L. Millenbruch                   /s/ Harry P. Kamen
-------------------------------------     ------------------------------------
  Gary L. Millenbruch                       Harry P. Kamen
  Vice Chairman and Director                Director
  (principal financial officer)



  /s/ Lonnie A. Arnett                      /s/ William M. Landuyt
-------------------------------------     ------------------------------------
  Lonnie A. Arnett                          William M. Landuyt
  Vice President and Controller             Director
  (principal accounting officer)



  /s/ Benjamin R. Civiletti                 /s/ Shirley D. Peterson
-------------------------------------     ------------------------------------
  Benjamin R. Civiletti                     Shirley D. Peterson
  Director                                  Director

  /s/ Worley H. Clark                     /s/ John F. Ruffle
---------------------------------       ------------------------------------
  Worley H. Clark                         John F. Ruffle
  Director                                Director



  /s/ John B. Curcio
---------------------------------
  John B. Curcio
  Director

Consolidated Statements of Income

                                                                Year Ended December 31
(Dollars in millions, except per share data)                      2000           1999           1998
----------------------------------------------------------------------------------------------------
Net Sales                                                   $  4,196.6      $ 4,090.1     $  4,666.1
----------------------------------------------------------------------------------------------------
Costs and Expenses:
    Cost of sales                                              3,918.8        3,889.0        4,071.5
    Depreciation and amortization (Note A)                       260.3          257.5          246.5
    Selling, administration and general expense                  113.0          122.2          123.6
    Unusual items (Note B)                                       (20.9)             -           35.0
----------------------------------------------------------------------------------------------------
Total Costs and Expenses                                       4,271.2        4,268.7        4,476.6
----------------------------------------------------------------------------------------------------

Income (Loss) from Operations                                    (74.6)        (178.6)         189.5

Financing Income (Expense):
    Interest and other financing costs (Note A)                  (75.4)         (51.9)         (55.4)

    Interest income                                                6.6            8.3           10.0
----------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                               (143.4)        (222.2)         144.1

Benefit (Provision) for Income Taxes (Note D)                     25.0           39.0          (24.0)
----------------------------------------------------------------------------------------------------

Net Income (Loss)                                               (118.4)        (183.2)         120.1

Dividends on Preferred and Preference Stock                       40.7           41.2           41.7
----------------------------------------------------------------------------------------------------

Net Income (Loss) Applicable to Common Stock                $   (159.1)     $  (224.4)    $     78.4
====================================================================================================
Net Income (Loss) per Common Share (Note K):
    Basic and Diluted                                       $    (1.21)     $   (1.72)    $     0.64
====================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

Consolidated Balance Sheets

                                                                                         December 31
(Dollars in millions, except per share data)                                           2000             1999
------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
     Cash and cash equivalents (Note A)                                           $   109.7       $     99.4
     Receivables (Note E)                                                             152.1            235.0
     Inventories (Notes A and E)
         Raw materials and supplies                                                   303.3            292.3
         Finished and semifinished products                                           570.9            572.5
------------------------------------------------------------------------------------------------------------
         Total Inventories                                                            874.2            864.8
     Other current assets                                                              10.4             10.2
------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                1,146.4          1,209.4
Investments and Miscellaneous Assets                                                  136.1            126.1
Property, Plant and Equipment, less accumulated
     depreciation of $4,363.5 and $4,263.6 (Note A)                                 2,870.5          2,899.7
Deferred Income Tax Asset - net (Note D)                                              985.0            960.0
Goodwill, less accumulated amortization of $31.0 and $19.0 (Notes A and C)            329.0            341.0
------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $ 5,467.0       $  5,536.2
============================================================================================================

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                             $   382.4       $    427.6
     Accrued employment costs                                                         109.9            117.2
     Other postretirement benefits (Note G)                                           175.0            175.0
     Accrued taxes (Note D)                                                            59.7             56.4
     Debt and capital lease obligations (Note E)                                       55.4            110.0
     Other current liabilities                                                        144.8            147.2
------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             927.2          1,033.4
Long-term Debt and Capital Lease Obligations (Note E)                                 798.0            754.1
Deferred Gain (Note F)                                                                126.2            117.4
Pension Liability (Note G)                                                            442.0            410.0
Other Postretirement Benefits (Note G)                                              1,780.0          1,645.0
Other Long-term Liabilities                                                           273.6            299.2
Stockholders' Equity (Notes H, I and J):
     Preferred Stock -- at $1 per share par value (aggregate liquidation
         preference of $481.2); Authorized 20,000,000 shares                           11.6             11.6
     Preference Stock -- at $1 per share par value (aggregate liquidation
         preference of $69.4); Authorized 20,000,000 shares                             2.1              2.0
     Common Stock -- at $1 per share par value;
         Authorized 250,000,000
         Issued 134,623,707 and 133,588,902 shares                                    134.6            133.6
     Common Stock -- Held in treasury 4,850,953 and 2,118,615 shares at cost          (65.7)           (60.6)
     Additional Paid-in Capital                                                     1,926.8          1,961.5
     Accumulated Deficit                                                             (889.4)          (771.0)
------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                          1,120.0          1,277.1
------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                        $ 5,467.0       $  5,536.2
============================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

                                                                                     Year Ended December 31
(Dollars in millions)                                                            2000         1999         1998
---------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net Income (Loss)                                                      $  (118.4)    $ (183.2)    $  120.1
     Adjustments for items not affecting cash from operating activities:
         Depreciation and amortization (Note A)                                 260.3        257.5        246.5
         Unusual items (Note B)                                                 (20.9)           -         35.0
         Deferred income taxes (Note D)                                         (26.0)       (39.0)        18.0
         Other - net                                                              2.0          0.6         16.1
     Working capital (excluding investing and financing activities):
         Receivables - operating                                                 81.2        (65.7)        99.4
         Receivables - net sold (Note E)                                            -         70.0         64.0
         Inventories                                                             (9.4)       175.7        (59.0)
         Accounts payable                                                       (45.2)        10.8        (13.1)
         Employment costs and other                                               1.0        (24.7)       (40.5)
---------------------------------------------------------------------------------------------------------------
Cash Provided from Operations Before Funding
     Postretirement Benefits                                                    124.6        202.0        486.5
---------------------------------------------------------------------------------------------------------------
Funding Postretirement Benefits (Note G):
     Pension less (more) than expense                                            29.0         (5.0)       (65.0)
     Retiree healthcare and life insurance benefits less than expense           134.0         20.0         10.0
---------------------------------------------------------------------------------------------------------------
Cash Provided from Continuing Operating Activities                              287.6        217.0        431.5
---------------------------------------------------------------------------------------------------------------
Cash Provided from Operating Activities of
     Discontinued Stainless Operations (Note C)                                     -          9.6         22.2
---------------------------------------------------------------------------------------------------------------
Investing Activities:
     Capital expenditures                                                      (224.3)      (557.0)      (328.0)
     Purchase of Lukens (Note C):
         Paid to Lukens stockholders, net of cash acquired                          -            -       (327.8)
         Transaction and other related payments                                     -         (6.6)       (41.4)
     Cash proceeds from asset sales and other                                   128.0        183.6        308.8
---------------------------------------------------------------------------------------------------------------
Cash Used for Investing Activities                                              (96.3)      (380.0)      (388.4)
---------------------------------------------------------------------------------------------------------------
Financing Activities:
     Borrowings (Note E)                                                        132.3        249.7        201.6
     Debt and capital lease payments (Note E)                                  (226.7)       (65.1)      (290.4)
     Cash dividends paid (Note J)                                               (40.4)       (40.4)       (40.4)
     Other payments                                                             (41.3)       (29.2)       (50.7)
     Purchase of Common Stock                                                    (4.9)           -            -
---------------------------------------------------------------------------------------------------------------
Cash Provided from (Used for) Financing Activities                             (181.0)       115.0       (179.9)
---------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                             10.3        (38.4)      (114.6)
Cash and Cash Equivalents - Beginning of Period                                  99.4        137.8        252.4
---------------------------------------------------------------------------------------------------------------
                          - End of Period                                   $   109.7     $   99.4     $  137.8
===============================================================================================================

Supplemental Cash Flow Information:
Interest paid, net of amount capitalized                                    $    68.8     $   46.1     $   50.2
Income taxes paid (received) - net (Note D)                                       1.4          0.7        (14.2)
Capital lease obligations incurred                                                5.3          7.9            -
===============================================================================================================

The accompanying Notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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


Property, Plant and Equipment - Property, plant and equipment is stated at cost. Maintenance, repairs and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense. Gains or losses on dispositions of property, plant and equipment are recognized in income. Interest is capitalized on significant construction projects and totaled $12 million in 2000, $26 million in 1999 and $7 million in 1998.


                                F-4 Page 1 of 24

         Our property, plant and equipment by major classification is:

(Dollars in Millions)                                    December 31
--------------------------------------------------------------------------------
                                                       2000             1999
                                                       ----             ----

Land (net of depletion)                       $         31.2    $         39.9
Buildings                                              677.4             651.0
Machinery and equipment                              6,295.6           5,949.8
Accumulated depreciation                            (4,363.5)         (4,263.6)
                                              --------------    --------------
                                                     2,640.7           2,377.1
Construction-in-progress                               229.8             522.6
                                              --------------    --------------
    Total                                     $      2,870.5    $      2,899.7
                                              ==============    ==============

--------------------------------------------------------------------------------


Depreciation - Depreciation is based upon the estimated useful lives of each asset group. That life is 18 years for most steel producing assets. Steel producing assets, other than blast furnace linings, are depreciated on a straight-line basis adjusted by an activity factor. This factor is based on the ratio of production and shipments for the current year to the average production and shipments for the current and preceding four years at each operating location. Annual depreciation after adjustment for this activity factor is not less than 75% or more than 125% of straight-line depreciation. Depreciation after adjustment for this activity factor was $9 million less than straight-line in 2000, $10 million less than straight-line in 1999 and $1 million less than straight line in 1998. Through December 31, 2000, $4 million less accumulated depreciation has been recorded under this method than would have been recorded under straight-line depreciation. The cost of blast furnace linings is depreciated on a unit-of-production basis.


Amortization - Goodwill, resulting from the acquisition of Lukens, is being amortized over a 30-year life using the straight-line method. Amortization was $12 million in 2000 and 1999 and $7 million in 1998. See Note C, Acquisition of Lukens Inc.


Asset Impairment - We periodically evaluate the carrying value of property, plant and equipment

                                F-4 Page 2 of 24
and goodwill when events and circumstances warrant such a review. Property, plant and equipment is considered impaired when the anticipated undiscounted future cash flows from a logical grouping of assets is less than its carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair market value of assets (less estimated disposal costs, for assets to be disposed of). See Note B, Unusual Items.


Foreign Currency, Interest Rate and Commodity Price Risk Management - Periodically, we enter into financial contracts to manage risks. We use foreign currency exchange contracts to manage the cost of firm purchase commitments for capital equipment or other purchased goods and services denominated in a foreign currency. We use interest rate swap agreements to fix the interest rate on certain floating rate financings. We use commodity contracts to fix the cost of a portion of our annual requirements for natural gas, zinc and other metals. Generally, foreign currency and commodity contracts are for periods of less than a year. The gains or losses on these contracts are reflected in the cost of goods or services purchased when the contracts are settled. Net payments or receipts on interest rate swaps are reflected in interest expense. Gains or losses on swaps settled or terminated are deferred and amortized to interest expense over the life of the related debt.

          On January 1, 2001, we adopted Financial Accounting Standards Board
(FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of adopting this standard, we recognized the fair value of all financial derivative contracts as an asset of about $12 million on the balance sheet at January 1, 2001. This amount was recorded as an adjustment to stockholders equity through accumulated other comprehensive income. There was no impact on net income. Gains or losses on financial derivative contracts, to the extent they have been effective as hedges, will continue to be recognized in net income when they are settled. Gains or losses on interest rate swaps settled or terminated will no longer be deferred but


                                F-4 Page 3 of 24
recognized in income immediately.


Environmental Expenditures - Environmental expenditures that increase the life or efficiency of property, plant and equipment, or that will reduce or prevent future environmental contamination are capitalized. Expenditures that relate to existing conditions caused by past operations and have no significant future economic benefit are expensed. Environmental expenses are accrued at the time the expenditure becomes probable and the cost can be reasonably estimated. We do not discount any recorded obligations for future remediation expenditures to their present value nor do we record recoveries of environmental remediation costs from insurance carriers and other third parties, if any, as assets until their receipt is deemed probable.


Revenue Recognition - We recognize substantially all revenues when products are shipped to customers and all substantial risks of ownership change.


         The FASB's Emerging Issues Task Force released Issue 00-10, Accounting for Shipping and Handling Revenues and Costs, that requires all amounts billed to customers related to shipping and handling costs be classified as revenue. In prior years, we netted these costs and the reimbursement of these costs in our financial statements. Accordingly, these costs reimbursed by our customers are now included in our net sales and our cost of sales for all years presented. There was no impact on net income.


Use of Estimates - In preparing these financial statements, we make estimates and use assumptions that affect some of the reported amounts and disclosures. See, for example, Note D, Taxes; Note F, Commitments and Contingent Liabilities; and Note G, Postretirement Benefits. In the future, actual amounts received or paid could differ from those estimates.

                                F-4 Page 4 of 24

Reclassifications - Presentation of certain amounts in prior years have been revised to be consistent with the current year.

                               B. UNUSUAL ITEMS

In 2000, we received $18 million from the conversion of Metropolitan Insurance Company from a mutual company owned by its policyholders to a publicly held company, all of which was recognized as a gain. We sold our equity interest in Presque Isle Corporation for $10 million resulting in a $9 million gain. Offsetting these gains was a $6 million charge in connection with closing our Burns Harbor ingot teeming and slab mill operation. This charge included $4.5 million for employee benefit related costs ($3 million for pensions, $1 million for postretirement benefits other than pensions, and $.5 million for severance and other benefits) and $1.5 million for the net book value of certain assets. These unusual items net to a gain of $21 million ($17 million after-tax, or $.13 per diluted share).

         In 1998, we recorded a $35 million ($29 million after-tax, or $.23 per diluted share) charge in connection with closing the Sparrows Point 160" plate mill. This loss included $25 million for the net book value of certain assets and $10 million for employee benefit related costs ($5 million for pensions, $2 million of postretirement benefits other than pensions, and $3 million for severance and other benefits).

                                F-4 Page 5 of 24

                         C. ACQUISITION OF LUKENS INC.

On May 29, 1998, Bethlehem acquired all of the outstanding capital stock of Lukens Inc. The aggregate purchase price of $561 million comprised cash of $328 million, the issuance of 15 million shares of Bethlehem Common Stock valued at $185 million, and transaction related costs of $48 million. The acquisition was accounted for as a purchase. Accordingly, Lukens' results are included in the Consolidated Financial Statements from the date of acquisition.

         The fair value (in millions) of the assets acquired and liabilities assumed is as follows:

         Current assets                                                               $        187.8
         Property, plant and equipment                                                         265.1
         Net assets of discontinued stainless and distribution businesses                      316.0
         Deferred tax asset and other                                                           70.4
         Goodwill                                                                              360.0
         Current liabilities                                                                  (110.0)
         Postretirement benefit liabilities                                                   (230.0)
         Debt                                                                                 (268.5)
         Other long-term liabilities                                                           (30.2)
                                                                                      ---------------
         Purchase price, net of cash acquired                                         $        560.6
                                                                                      ===============

         During 2000, we completed our divestiture of all the stainless and distribution businesses acquired with the purchase. In total, these divestitures generated cash of about $316 million. These operations were accounted for as discontinued operations and incurred operating losses from the date of acquisition until disposal of about $36 million.

         The unaudited pro forma combined historical results (excluding stainless and distribution businesses) for 1998, if Lukens had been acquired at the beginning of 1998, are estimated to be net sales of $4,906 million, income from operations of $200 million, and net income of $121 million ($.62 million per diluted share).

                                F-4 Page 6 of 24

                                 D. TAXES


Our benefit (provision) for income taxes consisted of:


(Dollars in millions)                                2000      1999   1998
--------------------------------------------------------------------------------

Federal- deferred                                   $  26      $ 39   $ (18)
Federal, state and foreign-current                     (1)        -      (6)
                                                    -----      ----   -----
     Total benefit (provision)                      $  25      $ 39   $ (24)
                                                    =====      ====   =====

--------------------------------------------------------------------------------


         The benefit (provision) for income taxes differs from the amount computed by applying the federal statutory rate to pre-tax income (loss). The computed amounts and the items comprising the total differences follow:


(Dollars in millions)                      2000        1999        1998
--------------------------------------------------------------------------------

Pre-tax income (loss):

United States                             $  (144)    $  (223)    $    142
Foreign                                         1           1            2
                                          -------     -------     --------

     Total                                $  (143)    $  (222)    $    144
                                          =======     =======     ========

Computed amounts                          $    50     $    78     $    (50)
Change in valuation allowance                 (25)        (39)          25
Percentage depletion                            5           6            6
Goodwill amortization                          (4)         (4)          (3)
Other differences - net                        (1)         (2)          (2)
                                          =======     =======     ========

     Total benefit (provision)            $    25     $    39     $    (24)
                                          =======     =======     ========
--------------------------------------------------------------------------------

                                F-4 Page 7 of 24

      The components of our net deferred income tax asset are as follows:

(Dollars in millions)                                                                December 31
-----------------------------------------------------------------------------------------------------
                                                                             2000            1999
                                                                        -------------   -------------
Temporary differences:
     Employee benefits                                                  $         915   $         870
     Depreciable assets                                                          (250)           (290)
     Other                                                                        205             200
                                                                        -------------   -------------
         Total                                                                    870             780
Operating loss carryforward                                                       420             470
Alternative Minimum Tax Credits                                                    35              35
                                                                        -------------   -------------
     Deferred income tax asset                                                  1,325           1,285
Valuation allowance                                                              (340)           (325)
                                                                        -------------   -------------
     Deferred income tax asset - net                                    $         985   $         960
                                                                        =============   =============

--------------------------------------------------------------------------------

     Temporary differences represent the cumulative taxable or deductible amounts recorded in our financial statements in different years than recognized in our tax returns. Our employee benefits temporary difference includes amounts expensed in our financial statements for postretirement pensions, health care and life insurance that become deductible in our tax return upon payment or funding in qualified trusts. The depreciable assets temporary difference represents principally cumulative tax depreciation in excess of financial statement depreciation. Other temporary differences represent various net expenses accrued for financial reporting purposes that are not deductible for tax reporting purposes until paid. At December 31, 2000, we had regular tax net operating loss carryforwards of about $1.2 billion and alternative minimum tax loss carryforwards of about $500 million. About $220 million of the regular operating loss carryforwards will expire in 2001 and the balance expires in varying amounts from 2005 through 2019 if we are unable to use the amounts to offset taxable income in the future. In addition, a regular net operating loss of about $145 million is available to use in our 2000 federal tax return and we currently expect to have related taxable income of about $115 million.

     FASB Statement No. 109, Accounting for Income Taxes, requires that we record a

                               F-4 Page 8 of 24
valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." Accordingly, our significant net operating loss carryforwards and future tax deductions from temporary differences make it appropriate to record a valuation allowance equal to 50% of the deferred tax asset related to our operating loss carryforward and certain temporary differences. We have not provided a valuation allowance for a deferred tax asset of (1) $35 million for alternative minimum tax credits and
(2) $610 million relating to other postretirement benefits arising prior to 1992 and in connection with our acquisition of Lukens (see Note C). We currently expect our book expense to significantly exceed our tax deduction for the next several years. If we have a tax loss in any year in which our tax deduction for other postretirement benefits exceeds our financial statement expense, the tax law currently provides for a 20-year carryforward of that loss against future taxable income. Because we should have sufficient time to realize these future tax benefits, we believe a valuation allowance is not appropriate for the deferred tax asset related to these temporary differences for other postretirement benefits.

     The ultimate realization of this deferred tax asset depends on our ability to generate sufficient taxable income in the future. Also, we have tax planning opportunities that could affect taxable income including selection of depreciation methods and lives, sales of assets and timing of contributions to our pension trust fund. Based on our current outlook for 2001 and beyond, we believe that our net deferred tax asset will be realized by future operating results, asset sales and tax planning opportunities. If we are unable to generate sufficient taxable income in the future, we will be required to reduce our net deferred tax asset through a charge to income tax expense (reducing our stockholders' equity). On the other hand, if we achieve sufficient profitability to realize all of our deferred tax asset, we will reduce the valuation allowance through a reduction in income tax expense (increasing our stockholders' equity).

                               F-4 Page 9 of 24

     In addition to income taxes, we incurred costs for certain other taxes as follows:

(Dollars in millions)                                                             2000          1999           1998
-------------------------------------------------------------------------------------------------------------------
Employment taxes                                                          $       69.7   $      73.3    $      73.8
Property taxes                                                                    31.4          34.2           34.4
State taxes and other                                                              9.7          11.7           12.2
                                                                          ------------   -----------    -----------
    Total other taxes                                                     $      110.8   $     119.2    $     120.4
                                                                          ============   ===========    ===========

--------------------------------------------------------------------------------

                     E. DEBT AND CAPITAL LEASE OBLIGATIONS

(Dollars in millions)                                                                            December 31
-------------------------------------------------------------------------------------------------------------------
                                                                                             2000           1999
                                                                                         -----------    -----------
Notes and loans:
     7-5/8% notes, Due 2004                                                              $     150.0    $     150.0
     Inventory credit facility, LIBOR plus 1.125%, Due 2003                                    140.0          140.0
     10-3/8% notes, Due 2003                                                                   105.0          105.0
     6-1/2% notes, Due 2006                                                                     75.0           75.0
     Cold mill financing, LIBOR plus 2.5%, Due 2003                                             48.8              -
     2% - 9.64%, Due 2001-2009                                                                   2.9            4.7
     Cold mill financing, LIBOR plus 1.925%, Due 2000                                              -           60.0
     Galvanizing lines financing, 5.69% - 5.99%, Due 2000                                          -           37.4
     Wide-slab caster financing, LIBOR plus 3%, Due 2000                                           -           28.3

Debentures:
     8.45%, Due 2005                                                                            78.5           90.2
     8-3/8%, Due 2001                                                                           39.0           41.6

Pollution control and industrial revenue bonds:
     7-1/2% - 8%, Due 2015-2024                                                                128.9          128.9

Capital lease obligations:
     Wide slab caster, 9.867%, Due 2001-2005                                                    49.2              -
     Ore vessel, 11.5%, Due 2001-2009                                                           28.0              -
     Other                                                                                      11.8            7.6

Unamortized debt discount                                                                       (3.7)          (4.6)
                                                                                         -----------    -----------
     Total                                                                                     853.4          864.1
Amounts due within one year                                                                    (55.4)        (110.0)
                                                                                         -----------    -----------
     Long-term                                                                           $     798.0    $     754.1
                                                                                         ===========    ===========

Maturities and sinking fund requirements for the next five years are $55 million in 2001, $23

                               F-4 Page 10 of 24
million in 2002, $303 million in 2003, $171 million in 2004, and $78 million in 2005. At December 31, 2000 and 1999, the estimated fair value of our debt was about $125 million less and $15 million less than the recorded amounts.

     The cold mill financing is collateralized by various equipment within the Sparrows Point cold mill. The 10-3/8% Notes are senior in right of payment to all existing and future subordinated indebtedness of Bethlehem. As unsecured senior obligations, the Notes will effectively be subordinate to secured senior indebtedness of Bethlehem. These Notes contain covenants that impose certain limitations on our ability to incur or repay debt, to pay dividends and make other distributions on or redeem capital stock, or to sell, merge, transfer or encumber assets. See Note J, Stockholders' Equity.

     We have a credit arrangement, through June 2003, with a group of 15 domestic and international banks for $660 million, $150 million of which can be used for letters of credit. The arrangement consists of a $340 million receivables sale/purchase agreement through a wholly-owned special purpose subsidiary and a $320 million secured inventory credit agreement. As of December 31, 2000, we had sold to the banks an ownership interest in trade receivables of $276 million in exchange for $212 million in cash, $15 million in letters of credit and required reserves of $49 million. The receivables were sold at a discount, based on defined short-term, investment grade, interest rates and a fixed fee per annum for the letters of credit. The banks are required to pay us cash for the face amount of the letters of credit upon expiration. We pay a .15% per annum fee on the daily available commitment.

                               F-4 Page 11 of 24

     Supplemental information on the receivable balances at December 31, 2000 and 1999 follows:

(Dollars in millions)                                      December 31
--------------------------------------------------------------------------------
                                                      2000            1999
                                                   ----------      ----------
Trade and other                                    $    108.0      $    178.9
Banks                                                    63.7            75.7
Allowances                                              (19.6)          (19.6)
                                                   ----------      ----------
     Total receivables - net                       $    152.1      $    235.0
                                                   ==========      ==========
--------------------------------------------------------------------------------

     Receivables from banks are for cash and required reserves that will be returned to us upon expiration of the letters of credit and liquidation of receivable ownership.

     Under the secured credit agreement, inventories are pledged as collateral for any borrowings and letters of credit. Borrowings under the agreement are subject to collateral coverage requirements and incur interest based on defined short-term interest rates. We had $140 million of borrowings outstanding under this agreement at December 31, 2000. We pay a .375% per annum fee on the daily available commitment.

     Our secured credit agreement contains a covenant that requires Bethlehem to maintain a minimum adjusted consolidated tangible net worth. Certain other financing arrangements contain or require compliance with this covenant. At December 31, 2000, our adjusted consolidated tangible net worth, as defined by the agreement, exceeded that requirement by about $140 million. Given the current difficult conditions in the domestic industry, there is a risk that we may not be able to continue to comply with this covenant throughout 2001. Failure to continue complying with this covenant could accelerate the maturity of a material amount of our total debt and financing arrangements. We are, therefore, aggressively reducing costs and taking other actions to remain in compliance with this covenant. We are discussing potential changes to our secured credit agreement and are pursuing other alternatives for improving our financial flexibility. Currently, we expect to maintain

                               F-4 Page 12 of 24
adequate liquidity to meet our current obligations and fund operating requirements.

     At December 31, 2000, outstanding interest rate swap agreements with notional amounts totaling $25 million effectively fix a portion of the interest rate on our floating rate financings at 8.39%. This interest rate swap agreement expires in 2001.

     We lease certain equipment under capital leases. The amounts included in property, plant and equipment for capital leases were $89 million (net of $2 million accumulated amortization) and $8 million at December 31, 2000 and 1999.

                   F. COMMITMENTS AND CONTINGENT LIABILITIES

During December 2000, we sold and leased back under a long-term charter, an ore vessel, the M.V. Stewart Cort. The gain of $28 million was deferred and will be recognized over the eight-year life of the charter agreement.

     During July 2000, we entered into a 12-year agreement to purchase pulverized coal for injection into "L" Blast Furnace. We pay a minimum of $11 million per year plus additional amounts based on the amount of coal consumed. During 2000, we made minimum payments of $5 million, paid variable fees of $2 million and purchased 236,000 tons of coal for $6 million.

     Future minimum payments under noncancellable operating leases at December 31, 2000 were $33 million in 2001, $29 million in 2002, $25 million in 2003, $24 million in 2004, $22 million in 2005 and $86 million thereafter. Total rental expense under operating leases was $40 million, $35 million and $41 million in 2000, 1999 and 1998.

     In July 1998, we sold the No. 1 Coke Oven Battery at Burns Harbor and entered into agreements to operate the facility and purchase about 800,000 tons of coke per year through year 2008. We purchased 851,000 tons of coke at a cost of $104 million in 2000, 857,000 tons at a cost of $103 million in 1999, and 370,000 tons at a cost of $44 million in 1998. The gain on the

                               F-4 Page 13 of 24
sale of about $160 million was deferred and is being recognized over the nine-year life of the operating and purchase agreements. We recognized $18 million of the gain in both 2000 and 1999, and $7 million in 1998 as a reduction of cost of sales.

     In 1997, we sold our interest in the Iron Ore Company of Canada (IOC) and entered into a 14-year agreement to purchase up to 1.8 million tons of iron ore per year through the year 2004 and about 500,000 tons in the years 2005 through 2011. In 2000, we purchased iron ore from IOC at a cost of $46 million.

     At December 31, 2000, we had outstanding approximately $25 million of purchase orders for additions and improvements to our properties.

     During December 2000, The LTV Corporation filed for Chapter 11 bankruptcy protection. LTV is our partner in several joint ventures, including Columbus Coatings Company ("CCC"). Its construction costs were financed in part with a loan under a 1999 agreement that contains a long-term sale and leaseback during 2001. The full amount of the construction loan was guaranteed by both Bethlehem and LTV. Due to LTV's bankruptcy, the lenders are not obligated to make any further construction loan advances, and they have the right to seek repayment of the entire construction loan, currently totaling approximately $116 million. We are currently in discussions with the CCC lenders to resolve this issue.

     In January, Bethlehem filed a motion with the LTV bankruptcy court asking it to permit Bethlehem to exercise certain buyout rights in the CCC joint venture agreement or require LTV to assume all its obligations under the joint venture and financing arrangements. The long-term sale and leaseback of the line will depend on the resolution of these issues.

     We, along with other parties, have directly or indirectly, guaranteed the debt of certain other joint ventures totaling $40 million as of December 31, 2000.

                               F-4 Page 14 of 24

         The domestic steel industry is subject to various environmental laws and regulations imposed by federal, state and local governments. Because of the continuing evolution of the specific regulatory requirements and available technology to comply with the requirements, we cannot reasonably estimate the future capital expenditures and operating costs required to comply with these laws and regulations. Although it is possible that our future operating results in a particular quarterly or annual period could be materially affected by the future costs of environmental compliance, we believe that such costs will not have a material adverse effect on our consolidated financial position or on our competitive position with respect to other integrated domestic steelmakers subject to the same environmental requirements.

         In the ordinary course of our business, we are involved in various pending or threatened legal actions. In our opinion, adequate reserves have been recorded for losses that are likely to result from these proceedings. If such reserves prove to be inadequate, however, we would incur a charge to earnings that could be material to the results of operations in a particular future quarterly or annual period. We believe that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position.

                          G. POSTRETIREMENT BENEFITS

We have noncontributory defined benefit pension plans that provide postretirement benefits for substantially all our employees. Defined benefits are based on years of service and the five highest consecutive years of pensionable earnings during the last ten years prior to retirement or a minimum amount based on years of service. We fund annually the amount required under ERISA minimum funding standards plus additional amounts as appropriate based on liquidity. In addition, we currently provide other postretirement benefits
(OPEB) for health care and life insurance to most employees and their dependents.

                               F-4 Page 15 of 24

         The following sets forth the plans' funded status at our valuation date together with certain actuarial assumptions used and the amounts recognized in our consolidated balance sheets and income statements:

(Dollars in millions)                                                 Pension Benefits                      OPEB
---------------------------------------------------------------------------------------------------------------------------
                                                                     2000           1999             2000           1999
                                                                 -----------   ------------     ------------   ------------
Change in benefit obligation:
    Projected benefit obligation - beginning of year            $      6,115   $      6,255     $      2,750   $      2,430
    Current service cost                                                  64             60               12             11
    Interest cost                                                        468            405              212            158
    Actuarial adjustments                                                 (3)          (254)              (8)           305
    Closure of operations                                                  3              -                1              -
    Lukens acquisition                                                     -              -                -             11
    1999 plan amendments                                                   -            218                -             20
    Benefits / administration fees paid                                 (587)          (569)            (192)          (185)
                                                                ------------   ------------     ------------   ------------
    Projected benefit obligation - November 30                         6,060          6,115            2,775          2,750
                                                                ------------   ------------     ------------   ------------

Change in plan assets:

    Fair value of plan assets - beginning of year                      6,090          5,915              100            120
    Actual return on plan assets                                         213            709                9              -
    Employer contributions                                                27             42                -              -
    Benefits / administration fees paid                                 (595)          (576)             (19)           (20)
                                                                ------------   ------------     ------------   ------------
    Fair value of plan assets - November 30                            5,735          6,090               90            100
                                                                ------------   ------------     ------------   ------------

    Unfunded projected benefit obligation                                325             25            2,685          2,650
    Unrecognized:
      Net actuarial gain (loss)                                          432            785             (767)          (810)
      Initial net obligation                                             (37)           (71)               -              -
      Prior service from plan amendments                                (281)          (329)             (18)           (20)
    December - net                                                         3              -               55              -
                                                                ------------   ------------     ------------   ------------
    Total recognized obligation at December 31                           442            410            1,955          1,820
    Current                                                                -              -             (175)          (175)
                                                                ------------   ------------     ------------   ------------
    Long-term                                                   $        442   $        410     $      1,780   $      1,645
                                                                ============   ============     ============   ============

                               F-4 Page 16 of 24

(Dollars in millions)                                Pension Benefits                                    OPEB
--------------------------------------------------------------------------------------------------------------------------------
                                            2000           1999           1998            2000           1999           1998
                                       -------------  ------------  -------------    -----------     -----------   ------------
Components of net expense:

Current service cost                   $         64   $         60   $         55     $        12    $        11    $         9
Interest cost                                   468            405            407             212            158            153
Expected return on plan assets                 (557)          (496)          (447)             (7)            (7)            (9)
Amortizations:
  Initial net obligation                         34             34             34               -              -              -
  Plan amendments                                50             29             29               2              -              -
  Actuarial (gain) loss                         (12)             -              -              38             23             12
PBGC, Multiemployer, other                        8              8              7               7             15             15
                                       ------------   ------------   ------------     -----------    ------------   -----------
Net expense                            $         55   $         40   $         85     $       264    $       200    $       180
                                       ============   ============   ============     ===========    ============   ===========


Assumptions:

Expected return on plan assets                 9.50%          8.75%          9.00%           8.00%          6.75%         7.375%
Discount rate - expense                        8.00%          6.75%         7.375%           8.00%          6.75%         7.375%
Discount rate - projected obligation           8.00%          8.00%          6.75%           8.00%          8.00%          6.75%
Rate of compensation increase                  2.90%          2.90%          3.10%           2.90%          2.90%          3.10%

Trend rate

  -beginning next year                           n/a            n/a            n/a            8.6%           9.5%           5.0%
  -ending rate                                   n/a            n/a            n/a            4.8%           4.8%           4.6%
  -ending year                                   n/a            n/a            n/a           2010           2010           2001



     As a result of recent actuarial losses from trend rates, retirement ages and mortality and our 1999 agreement with the United Steelworkers of America that expires in 2004, we performed a detailed review of expected future retiree health care costs in 1999. This review resulted in changing our expected future health care trend rates, retirement ages and mortality at November 30, 1999 and in 2000 increased our pension expense to $55 million and other postretirement benefits expense to $264 million.

     A one-percentage-point change in assumed health care cost trend rates would have an effect of $20 million on the total service and interest cost components of the 2001 other postretirement benefits expense and of $220 million on the November 30, 2000 projected benefit obligation for other postretirement benefits.

                               F-4 Page 17 of 24

                       H. STOCKHOLDER RIGHTS AGREEMENTS

We have a Stockholder Rights Agreement under which holders of Common Stock have rights to purchase a new series of Preference Stock, or under certain circumstances, additional shares of Common Stock. The rights generally become exercisable if a person or group begins a tender or exchange offer that would result in that person or group owning 15% or more of Bethlehem's Common stock. Under these circumstances, each right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preference Stock at an exercise price of $60 per unit. The rights also become exercisable if a person or group acquires 15% or more of Common Stock or acquires 5% or more of Common Stock and makes a filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under these circumstances, each right entitles the holder (other than the acquirer) to purchase, for the right's exercise price, a number of shares of Common Stock (or, in certain circumstances, other consideration) worth twice the right's exercise price. We may redeem new rights under certain circumstances at one cent per right. If the rights are not redeemed or extended, they will expire in October 2008.


                               F-4 Page 18 of 24

                               I. STOCK OPTIONS

At December 31, 2000, we had options outstanding under Plans approved by our stockholders in 1988, 1994 and 1998. New options can be granted only under the 1998 Plan, which reserved 5,000,000 shares of Common Stock for such use. At December 31, 2000, options on 1,288,700 shares of Common Stock were available for granting. Under the plans, the option price is the fair market value of our Common Stock on the date the option is granted. Options issued under the 1998 Plan become exercisable one to four years after the date granted and expire ten years from the date granted. Exercisable options may be surrendered for the difference between the option price and the quoted market price of the Common Stock on the date of surrender. Depending on the circumstances, option holders receive either Common Stock, cash, or a combination of Common Stock and cash. Because of the surrender component in our options, related expense is recognized periodically based on the difference between the option price and current quoted market prices. Compensation expense recognized and weighted average fair value for the options granted in 2000, 1999 and 1998 were not material.

         At the time of our merger with Lukens, all outstanding and unexercised stock options of Lukens converted into options to purchase Bethlehem Common Stock and immediately vested.

                               F-4 Page 19 of 24

     Changes in options outstanding during 2000, 1999 and 1998 were as follows:

                                              Number of            Weighted
                                               Options          Average Price
     ------------------------------------------------------------------------

     Balance December 31, 1997                3,770,750              $ 15
          Granted                               736,250                15
          Assumed in Lukens acquisition       3,834,539                 9
          Terminated or canceled               (240,576)               20
          Surrendered or exercised           (2,880,665)                9
     ------------------------------------------------------------------------
     Balance December 31, 1998                5,220,298                14
          Granted                             1,074,950                 9
          Terminated or canceled               (318,506)               18
          Surrendered or exercised             (294,665)                9
     ------------------------------------------------------------------------
     Balance December 31, 1999                5,682,077              $ 13
     ------------------------------------------------------------------------
          Granted                               859,250                 6
          Terminated or canceled               (286,899)               15
          Surrendered or exercised               (1,000)                6
     -----------------------------------------------------------------------
     Balance December 31, 2000                6,253,428              $ 12
     -----------------------------------------------------------------------

     Options exercisable at the end of 2000, 1999 and 1998 were 4,303,416; 3,884,315 and 3,379,823.

Information on our stock options at December 31, 2000 follows:

                     Number of     Average     Average      Number of   Average
     Range of         Options     Exercise   Contractual     Options    Exercise
  Exercise Prices   Outstanding     Price       Life       Exercisable   Price
--------------------------------------------------------------------------------
$ 5.625 - 7.37         985,252       $ 6       9 Years        134,702     $ 7
  8.125 - 11.12      1,930,382         9       7 Years      1,197,695       9
  12.38 - 14.53      1,618,339        14       4 Years      1,618,339      14
  15.25 - 16.47        780,745        15       7 Years        413,970      15
  18.87 - 20.375       938,710        20       3 Years        938,710      20
                     ---------                              ---------
Total                6,253,428        12       6 Years      4,303,416      14

                               F-4 Page 20 of 24

                                                      J. STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                    Preferred Stock   Preference Stock    Common Stock      Common Stock     Additional
(Shares in thousands and dollars    $1.00 Par Value    $1.00 Par Value   $1.00 Par Value   Held in Treasury    Paid-In  Accumulated
in millions, except per share data) Shares  Amount    Shares   Amount    Shares  Amount    Shares  Amount      Capital    Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997           11,623    $11.6    2,346     $2.3   115,048   $115.0    2,057   ($60.0)   $1,854.0     ($707.9)
Net income for year                                                                                                          120.1
Dividends on Preferred Stock                                                                                     (40.4)
Preference Stock:
   Stock dividend                                        116      0.1                                             (0.1)
   Issued                                                 18      0.1                                              0.1
   Converted                                            (305)    (0.3)      305      0.3
Common Stock:
   Acquired                                                                                    24     (0.3)
   Issued                                                                16,875     16.9                         178.0
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998           11,623     11.6    2,175      2.2   132,228    132.2    2,081    (60.3)    1,991.6      (587.8)
Net loss for year                                                                                                           (183.2)
Dividends on Preferred Stock                                                                                     (40.4)
Preference Stock:
   Stock dividend                                        108      0.1                                             (0.1)
   Issued                                                  3                                                       0.1
   Converted                                            (276)    (0.3)      276      0.3
Common Stock:
   Acquired                                                                                    38     (0.3)
   Issued                                                                 1,085      1.1                          10.3
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999           11,623     11.6    2,010      2.0   133,589    133.6    2,119    (60.6)    1,961.5      (771.0)
Net loss for year                                                                                                           (118.4)
Dividends on Preferred Stock                                                                                     (40.4)
Preference Stock:
   Stock dividend                                        100      0.1                                             (0.1)
   Issued                                                 84      0.1                                              0.1
   Converted                                            (138)    (0.1)      138      0.1
Common Stock:
   Acquired                                                                                 2,732     (5.1)
   Issued                                                                   897      0.9                           5.7
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000           11,623   $ 11.6    2,056    $ 2.1   134,624  $ 134.6    4,851  $ (65.7)   $1,926.8    $ (889.4)
-----------------------------------------------------------------------------------------------------------------------------------

     In all years presented, total non-owner changes in equity was the same as net income or loss.

                              F-4 Page 21 of 24


Preferred and Preference Stock issued and outstanding:

(Shares in thousands)                                                           December 31
-------------------------------------------------------------------------------------------------
                                                                               2000       1999
                                                                            ---------- ----------
Preferred Stock - Authorized 20,000 shares
$5.00 Cumulative Convertible Preferred Stock                                    2,500      2,500
$2.50 Cumulative Convertible Preferred Stock                                    4,000      4,000
$3.50 Cumulative Convertible Preferred Stock                                    5,123      5,123

Preference Stock - Authorized 20,000 shares
Series "A" 5% Cumulative Convertible Preference Stock                           1,357      1,383
Series "B" 5% Cumulative Convertible Preference Stock                             699        627

-------------------------------------------------------------------------------------------------



         Each share of $3.50 Cumulative Convertible Preferred Stock issued in 1993 is convertible into 2.39 shares of Common Stock, subject to certain events. Each share of the $5.00 Cumulative Convertible Preferred Stock and the $2.50 Cumulative Convertible Preferred Stock issued in 1983 is convertible into 1.77 and .84 shares of Common Stock, subject to certain events.

         In accordance with our labor agreements, we issue Preference Stock to a trustee under the Employee Investment Program. Series "A" and Series "B" of Preference Stock have a cumulative dividend of 5% per annum payable at our option in cash, Common Stock or additional shares of Preference Stock. Each share of Preference Stock is entitled to vote with Common Stock on all matters and is convertible into one share of Common Stock.

         Under the covenants of our 10-3/8% Notes, we can pay future dividends on our Common Stock, among certain other restrictions, only if such cumulative dividends do not exceed the aggregate net cash proceeds from the sale of capital stock plus 50% of our consolidated net income and minus 100% of our consolidated net loss since the second quarter of 1993, excluding certain restructuring charges and other adjustments. This covenant does not place a restriction on the payment of dividends on our Preferred Stock. The amount available at December 31, 2000 under this covenant was about $185 million. See also Note D, Debt and Capital Lease Obligations for other covenants associated with our financing arrangements.

                               F-4 Page 22 of 24

                             K. EARNINGS PER SHARE

The following presents the details of our earnings per share calculations:


(Shares in thousands and dollars
in millions, except per share data)                                  2000              1999               1998
-----------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
Net income (loss)                                          $         (118.4)  $        (183.2)  $          120.1
Less dividend requirements:
     $2.50 preferred dividend-cash                                    (10.0)            (10.0)             (10.0)
     $5.00 preferred dividend-cash                                    (12.5)            (12.5)             (12.5)
     $3.50 preferred dividend-cash                                    (17.9)            (17.9)             (17.9)
     5% preference dividend-stock                                      (0.3)             (0.8)              (1.3)
-----------------------------------------------------------------------------------------------------------------
        Total preferred and preference dividends                      (40.7)            (41.2)             (41.7)
Net income (loss) applicable to Common Stock               $         (159.1)  $        (224.4)  $           78.4
-----------------------------------------------------------------------------------------------------------------
Average Shares of Common Stock outstanding                          131,747           130,199            122,585
-----------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                   $          (1.21)  $         (1.72)  $           0.64
-----------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share
Net income (loss)                                          $         (118.4)  $        (183.2)  $          120.1
Less dividend requirements:
     $2.50 preferred dividend-cash                                    (10.0)            (10.0)             (10.0)
     $5.00 preferred dividend-cash                                    (12.5)            (12.5)             (12.5)
     $3.50 preferred dividend-cash                                    (17.9)            (17.9)             (17.9)
     5% preference dividend-stock                                      (0.3)             (0.8)                 -
-----------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to Common Stock               $         (159.1)  $        (224.4)  $           79.7
-----------------------------------------------------------------------------------------------------------------
Average shares of Common Stock equivalents
and other potentially dilutive securities outstanding:
     Common Stock                                                   131,747           130,199            122,585
     Stock Options                                                        *                 *                429
     $2.50 Preferred Stock                                                *                 *                  *
     $5.00 Preferred Stock                                                *                 *                  *
     $3.50 Preferred Stock                                                *                 *                  *
     5% Preference Stock                                                  *                 *              2,175
-----------------------------------------------------------------------------------------------------------------
        Total                                                       131,747           130,199            125,189
-----------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                 $          (1.21)  $         (1.72)  $           0.64
-----------------------------------------------------------------------------------------------------------------

*    Antidilutive

                               F-4 Page 23 of 24

                    L. QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in millions, except per share data)
------------------------------------------------------------------------------------------------------------------------
                                             2000                                            1999
                       -------------------------------------------------------------------------------------------------
                            1Q          2Q           3Q          4Q          1Q          2Q          3Q          4Q
                       -------------------------------------------------------------------------------------------------
Net sales              $   1,161.7 $   1,116.4  $   1,013.6 $    904.9  $   1,002.5 $   1,027.9 $   1,002.2 $   1,057.5
Cost of sales              1,043.2       994.2        948.6      932.7        931.5       960.3     1,007.4       989.8
Net income (loss)              3.1        31.6        (34.8)    (118.2)       (25.6)      (29.7)      (89.8)      (38.1)
Net income (loss) per
Common Share - basic &
diluted                      (0.05)$      0.16  $     (0.34)$    (0.97) $     (0.28)$     (0.31)$     (0.77)$     (0.37)
------------------------------------------------------------------------------------------------------------------------

                               F-4 Page 24 of 24

                        Report of Independent Auditors

To the Board of Directors
and Stockholders of
Bethlehem Steel Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Bethlehem Steel Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
January 31, 2001

                        CONSENT OF INDEPENDENT AUDITORS
                        -------------------------------


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796, No.
2-67314, No. 33-23516, No. 33-23688, No. 33-52267, No. 33-58019, No. 33-58021,
No. 33-60507, No. 333-53895, No. 333-57157, and No. 333-91941) of Bethlehem
Steel Corporation of our report dated January 31, 2001 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
January 31, 2001

                          BETHLEHEM STEEL CORPORATION


                               10-K SCHEDULE II
                 VALUABLE AND QUALIFYING ACCOUNTS AND RESERVES
                                ($ in Millions)

                                                              Charged
                                               Balance at    (Credited)                               Balance at
                                                12/31/99     to Income     Deductions     Other        12/31/00
                                                --------     ---------     ----------     -----        --------
Classification
--------------
     Doubtful Receivables & Returns               $ 19.6      $ 0.1         ($0.1) (a)        -          $ 19.6
     Deferred Income Tax Asset                     325.0       26.0         (11.0) (b)        -           340.0

                                                              Charged
                                               Balance at    (Credited)                               Balance at
                                                12/31/98     to Income     Deductions     Other        12/31/99
                                                --------     ---------     ----------     -----        --------
Classification
--------------
     Doubtful Receivables & Returns               $ 20.0      $ 0.8         ($1.2) (a)        -          $ 19.6
     Deferred Income Tax Asset                     320.0       39.0         (34.0) (b)        -           325.0

                                                              Charged
                                               Balance at    (Credited)                               Balance at
                                                12/31/97     to Income     Deductions     Other        12/31/98
                                                --------     ---------     ----------     -----        --------
Classification
--------------
     Doubtful Receivables & Returns               $ 18.8      ($0.4)          $1.6 (a)        -          $ 20.0
     Long-term Receivables                           2.0          -              -         (2.0) (c)          -
     Deferred Income Tax Asset                     350.0      (22.0)             -         (8.0) (d)      320.0


(a) Amounts written-off less collections and reinstatements.
(b) Expiration of NOL carryforward and other tax adjustments.
(c) The property used as collateral for this receivable was forclosed on by Bethlehem and the receivable and related allowance was included in the basis of the property.
(d) Allowance on taxable temporary differences acquired through Bethlehem's purchase of Lukens.