Form 10-Q
period 2001-03-31
BETHLEHEM STEEL CORP /DE/
filed 2001-04-25
CIK 11860

                                   FORM 10-Q

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended March 31, 2001
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


Number of Shares of Common Stock Outstanding as of April 23, 2001: 129,782,447
                                                                   -----------

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                     INDEX

                                                                     Page No.
                                                                     --------
PART I.  Financial Information

Consolidated Statements of Income-
     Three Months Ended March 31, 2001
     and 2000 (unaudited). . . . . . . . . . . . . . . . . . . . . .      2

Consolidated Balance Sheets-
     March 31, 2001 (unaudited), December 31, 2000
     and March 31, 2000 (unaudited). . . . . . . . . . . . . . . . .      3

Consolidated Statements of Cash Flows-
     Three Months Ended March 31, 2001
     and 2000 (unaudited). . . . . . . . . . . . . . . . . . . . . .      4

Notes to Consolidated Financial Statements (unaudited) . . . . . . .      5

Management's Discussion and Analysis of Results of
     Operations and Financial Condition. . . . . . . . . . . . . . .      7


PART II.  Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .     11

     Item 4.  Submission of Matters to a Vote of Security Holders. .     12

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

                          Bethlehem Steel Corporation

                     CONSOLIDATED  STATEMENTS  OF  INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

                                                    Three Months Ended
                                                         March 31
                                                  ----------------------
                                                     2001         2000
                                                  ---------    ---------

Net Sales                                         $  897.3     $1,161.7
                                                  ---------    ---------
Costs and Expenses:
  Cost of sales                                      930.2      1,043.2
  Depreciation                                        60.3         71.6
  Selling, administration and general expense         27.2         27.8
                                                  ---------    ---------
Total Costs and Expenses                            1,017.7      1,142.6
                                                  ---------    ---------
Income (Loss) from Operations                       (120.4)        19.1

Financing Income (Expense):
  Interest and other financing costs                 (24.0)       (16.6)
  Interest and other income                            1.0          1.2
                                                  ---------    ---------
Income (Loss) before Income Taxes                   (143.4)         3.7

Benefit (Provision) for Income Taxes                  25.0         (0.6)
                                                  ---------    ---------
Net Income (Loss)                                   (118.4)        3.1


Dividends on Preferred and Preference Stock           10.2         10.3
                                                  ---------    ---------

Loss Applicable to Common Stock                   $ (128.6)    $   (7.2)
                                                  =========    =========
Net Loss per Common Share:
  Basic and Diluted                               $  (0.99)    $  (0.05)
Average Shares Outstanding:
  Basic and Diluted                                  129.8        131.2

                                Additional Data

  Steel products shipped (thousands of net tons)     2,021        2,384
  Raw steel produced (thousands of net tons)         2,304        2,663



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation

                         CONSOLIDATED  BALANCE  SHEETS
                             (dollars in millions)

                                    ASSETS

                                                 March 31                  March 31
                                                   2001      December 31    2000
                                                (unaudited)      2000     (unaudited)
                                                -----------  -----------  -----------
Current Assets:
  Cash and cash equivalents                     $   73.0     $  109.7     $  141.7
  Receivables, less allowances                     199.6        152.1        227.0
  Inventories:
    Raw materials                                  258.8        303.3        249.6
    Finished and semifinished                      557.6        570.9        583.2
                                                ---------    ---------    ---------
    Total Inventories                              816.4        874.2        832.8
  Other current assets                               9.1         10.4          9.4
                                                ---------    ---------    ---------
Total Current Assets                             1,098.1      1,146.4      1,210.9
Investments and Miscellaneous Assets               140.5        136.1        123.9
Property, Plant and Equipment,
  less accumulated depreciation of
  $4,399.3, $4,363.5 and $4,315.4                2,815.0      2,870.5      2,881.9
Deferred Income Tax Asset - net                  1,009.0        985.0        959.4
Goodwill, less accumulated amortization
  of $34.0, $31.0 and $22.0                        326.0        329.0        338.0
                                                ---------    ---------    ---------
Total Assets                                    $5,388.6     $5,467.0     $5,514.1
                                                =========    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                              $  298.8     $  382.4     $  397.4
  Accrued employment costs                         108.3        109.9        122.0
  Other postretirement benefits                    205.0        175.0        175.0
  Accrued taxes                                     66.1         59.7         63.4
  Debt and capital lease obligations                23.0         55.4        133.3
  Other current liabilities                        119.2        144.8        148.8
                                                ---------    ---------    ---------
Total Current Liabilities                          820.4        927.2      1,039.9

Long-term Debt and Capital Lease Obligations       910.6        798.0        709.1
Deferred Gain                                      121.1        126.2        112.8
Pension Liability                                  467.8        442.0        418.6
Other Postretirement Benefits                    1,797.2      1,780.0      1,666.4
Other Long-term Liabilities                        280.6        273.6        295.2

Stockholders' Equity:
  Preferred Stock                                   11.6         11.6         11.6
  Preference Stock                                   2.1          2.1          2.0
  Common Stock                                     134.5        134.6        133.9
  Common Stock held in treasury at cost            (65.7)       (65.7)       (60.6)
  Additional paid-in capital                     1,917.1      1,926.8      1,953.1
  Accumulated other comprehensive loss (Note 6)     (0.9)          -            -
  Accumulated deficit                           (1,007.8)      (889.4)      (767.9)
                                                ---------    ---------    ---------
Total Stockholders' Equity                         990.9      1,120.0      1,272.1
                                                ---------    ---------    ---------
Total Liabilities and Stockholders' Equity      $5,388.6     $5,467.0     $5,514.1
                                                =========    =========    =========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                         Bethlehem  Steel  Corporation

                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             (dollars in millions)
                                  (unaudited)

                                                        Three Months Ended
                                                              March 31
                                                        ----------------------
                                                           2001         2000
                                                        ---------    ---------
Operating Activities:
     Net income (loss)                                  $ (118.4)    $    3.1

     Adjustments for items not affecting
     cash from operating activities:
        Depreciation and amortization                       60.3         71.6
        Deferred income taxes                              (25.0)         0.6
        Litigation recovery (Note 4)                        13.0           -
        Recognition of deferred gains                       (4.8)        (4.6)
        Other - net                                         (0.1)         2.4

     Working capital (excluding financing and
     investing activities):
        Receivables - operating                            (47.5)         5.6
        Inventories                                         57.8         35.3
        Accounts payable                                   (83.7)       (30.2)
        Other                                               (4.7)        22.0
                                                        ---------    ---------
Cash Provided from (Used for) Operations
  Before Funding Postretirement Benefits                  (153.1)       105.8

Funding Postretirement Benefits:
     Pension funding less than expense (Note 4)             25.8          8.6
     Retiree healthcare and life insurance benefit
       payments less than expense                           47.2         21.4

                                                        ---------    ---------
Cash Provided from (Used for) Continuing
  Operating Activities                                     (80.1)       135.8
                                                        ---------    ---------
Investing Activities:
     Capital expenditures                                  (14.3)       (52.9)
     Cash proceeds from asset sales                          3.7          3.0
                                                        ---------    ---------
Cash Used for Investing Activities                         (10.6)       (49.9)
                                                        ---------    ---------

Financing Activities:
     Borrowings                                            120.0          6.8
     Debt and capital lease payments                       (45.0)       (28.4)
     Cash dividends paid                                   (10.1)       (10.1)
     Other payments                                        (10.9)       (11.9)
                                                        ---------    ---------
Cash Provided From (Used For) Financing Activities          54.0        (43.6)
                                                        ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents       (36.7)        42.3
Cash and Cash Equivalents - Beginning of Period            109.7         99.4
                                                        ---------    ---------
                          - End of Period               $   73.0     $  141.7
                                                        =========    =========

Supplemental Cash Payment Information:
     Interest, net of amount capitalized                $   29.0     $   22.2
     Income taxes paid                                      (0.7)         0.2
     Capital lease obligations incurred                      5.0           -

The accompanying Notes are an integral part of the Consolidated Financial Statements.
                                     - 4 -

                          Bethlehem Steel Corporation

                         NOTES TO FINANCIAL STATEMENTS


1. The Consolidated Financial Statements as of and for the three month periods ended March 31, 2001 and 2000 were not audited. However, in Management's opinion, the information reflects all adjustments necessary for a fair statement of the results for the periods presented. Management believes all adjustments were of a normal and recurring nature.

2. These Consolidated Financial Statements should be read together with the 2000 audited financial statements in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Presentation of certain amounts in the prior year have been revised to be consistent with the current year.

3. Our secured inventory credit agreement and certain other financing arrangements require Bethlehem to maintain a minimum adjusted consolidated tangible net worth at each quarter end. At March 31, 2001, our adjusted tangible net worth as defined by these agreements exceeded these requirements by about $13 million. Under the current difficult industry economic conditions, we do not expect to remain in compliance with this covenant. However, we are in discussions with our lending group to modify this covenant and increase availability under our secured credit facilities. We expect these discussions to be completed within the next month.

Under the covenants of our 10-3/8% Notes, we can pay future dividends on our Common Stock, among certain other restrictions, only if such cumulative dividends do not exceed the aggregate net cash proceeds from the sale of capital stock plus 50% of our consolidated net income and minus 100% of our consolidated net loss since the second quarter of 1993, excluding certain restructuring charges and other adjustments. This covenant does not place a restriction on the payment of dividends on our Preferred Stock. The amount available at March 31, 2001 under this covenant was about $87 million.

4. During the first quarter 2001, we received $18 million from the settlement of litigation related to construction of one of our coke oven batteries at Burns Harbor. First quarter 2001 operating results include $5 million for the recovery of litigation and maintenance costs already incurred, $13 million has been deferred and will be amortized over the remaining useful life of the battery to offset expected higher than normal future maintenance costs. First quarter 2001 operating results also include a $5 million charge to pension expense related to incentives provided to certain employees at Burns Harbor to elect early retirement.

5.  At December 31, 2000, we have regular net operating loss carryforwards
(NOL) of about $1.2 billion, of which about $220 million will expire in 2001 with the balance expiring in varying amounts from 2005 through 2019. Based on our results to date and outlook for the balance of 2001, we do not expect to have sufficient taxable income to use a substantial portion of the NOL expiring in 2001 in our federal income tax return for the year. We have no NOL expiring from 2003 through 2005. Accordingly, any net taxable income generated in those years will likely be shielded from federal income taxation. We have established a 50% valuation allowance for our deferred tax asset relating to our NOL and certain temporary differences. The current difficult industry economic conditions, however, cause a significant uncertainty regarding our ability to generate sufficient future taxable income to realize our net deferred tax asset.

6. On January 1, 2001, we adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of adopting this standard, we recognized the fair value of all financial derivative contracts as an asset of about $12 million on the balance sheet. An adjustment of $10 million (the $12 million fair value, net-of-tax) was recorded to stockholders equity through accumulated other comprehensive income (loss). There was no impact on net income. The majority of the remaining balance in the accumulated other comprehensive loss is expected to be included in net income in 2001.

Periodically, we enter into financial contracts to manage risks. We use foreign currency exchange contracts to manage the cost of firm purchase commitments for capital equipment or other purchased goods and services denominated in a foreign currency. We use interest rate swap agreements to fix the interest rate on certain floating rate financings. We use commodity contracts to fix the cost of a portion of our annual requirements for natural gas, zinc and other metals. Generally, foreign currency and commodity contracts are for periods of less than a year. We recognize the fair value of all financial derivative contracts on our balance sheet. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss due to a change in fair value is initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The gains or losses on these contracts are reflected in the cost of goods or services purchased. Net payments or receipts on interest rate swaps are reflected in interest expense. For a derivative not designated as a hedging instrument, the gain or loss will be recognized in earnings in the period of change.

7. The total non-owner changes in stockholders' equity was a decrease of $129 million and an increase of $3 million for the three months ended March 31, 2001 and 2000. It was comprised of the net income (loss) and the net unrealized losses on derivative instruments used for hedging.

                         MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVIEW OF RESULTS:

FIRST QUARTER 2001 - FIRST QUARTER 2000


         Bethlehem reported a net loss of $118 million for the first quarter of 2001 compared with net income of $3 million for the first quarter of 2000. After preferred dividend requirements, this is a loss of $.99 per diluted share for the first quarter of 2001, compared with a loss of $.05 per diluted share for the first quarter of 2000. Sales for the first quarter of 2001 were about $900 million compared with $1.2 billion for the first quarter of 2000. Shipments for the first quarter of 2001 were 2.0 million tons compared with 2.4 million tons for the first quarter of 2000.

Operating Results

         Our loss from operations was $120 million for the first quarter of 2001 compared with $19 million of income from operations for the first quarter of 2000. Our first quarter operating results decreased from a year ago mainly as a result of significantly lower prices and shipments resulting from the impact of unfairly traded steel imports and a sluggish economy. Costs were higher principally from lower operating rates in both our steel making and finishing facilities, higher natural gas prices, and higher pension expense. Our product mix was less favorable, as shipments of hot-rolled products have remained about the same while cold-rolled and coated product shipments have declined.

         Our loss from operations was $116 million for the fourth quarter of 2000, excluding a $6 million charge for the closing of the slab mill at our Burns Harbor Division. The slightly larger loss for the first quarter of 2001 compared with the fourth quarter was primarily due to significantly lower prices, which were nearly offset by reduced costs and slightly higher shipments. Average realized prices, on a constant mix basis, decreased about 5% from the fourth quarter of 2000.

Liquidity and Cash Flow

         At March 31, 2001, our liquidity, comprising cash, cash equivalents, and funds available under our bank credit arrangements, totaled about $135 million compared with $315 million at December 31, 2000.

         For the first quarter of 2001, $80 million of cash was used for operating activities, primarily the result of operating losses and higher working capital. Other major uses of cash in the first quarter included debt repayments of about $45 million, capital expenditures of about $14 million, and preferred dividend payments of about $10 million.

Major uses of cash for the year 2001 are expected to include capital expenditures of about $125 million, debt repayments of about $55 million, and preferred dividend payments.

         Major sources of cash during the first quarter of 2001 included borrowings of $120 million under our inventory credit agreement and the use of $28 million that was available in our social insurance trust fund to pay for retiree healthcare. Major sources of cash for the year 2001 are expected to be from operating activities, including inventory reductions, and pension and retiree healthcare expenses that will continue to be in excess of required company pension funding and healthcare payments. We also anticipate having significant proceeds from asset sales.

         Our inventory credit agreement and three other secured financing arrangements contain covenants that require us to maintain a minimum adjusted consolidated tangible net worth at the end of each calendar quarter. The three other arrangements are a $50 million loan secured by certain assets at the new cold mill at Sparrows Point and lease obligations totaling $42 million for two 1,000-foot-long, self-unloading lake vessels used to transport iron ore to our Burns Harbor Division. At March 31, 2001, our adjusted consolidated tangible net worth exceeded this minimum requirement by about $13 million. Under the current difficult industry economic conditions, we do not expect to remain in compliance with this covenant. However, we are in discussions with our lending group to modify this covenant and increase availability under our secured credit facilities. We expect these discussions to be completed within the next month. With a new agreement, we believe that we will also be able to arrive at satisfactory agreements with the financing parties under the other above-mentioned arrangements.

         During December 2000, The LTV Corporation filed for Chapter 11 bankruptcy protection. LTV is our partner in Columbus Coatings Company (CCC). CCC's construction costs for a hot-dipped coating line were financed in part with a construction loan under a 1999 agreement that contains provisions for conversion to a long-term sale and leaseback during 2001. Bethlehem and LTV both guaranteed the full amount of the construction loan. Due to LTV's bankruptcy, the lenders are not obligated to make any further construction loan advances, and they have the right to seek payment of the entire construction loan, currently totaling about $120 million.

         In January, Bethlehem filed a motion with the LTV bankruptcy court asking it to permit Bethlehem to exercise certain buyout rights contained in the CCC joint venture agreement or require LTV to assume in its Chapter 11 proceedings all its obligations under the joint venture and financing arrangements. LTV and its creditor's committee opposed the motion, and the parties agreed to defer this litigation pending further discussions with each other and the CCC lenders.

         On March 21, the CCC lenders agreed to forbear exercise of their rights against Bethlehem as they relate to the LTV bankruptcy through June 30, 2001. This forbearance agreement required Bethlehem to provide additional collateral. We are continuing to work with LTV and the CCC lenders to achieve a satisfactory resolution to this issue.

         The parent of our partner in our Chicago Cold Rolling joint venture is in Chapter 11 proceedings. As a consequence, under our arrangements with the lenders to this venture, we can be required to repay approximately half the outstanding loans to the venture. The total amount of the loans to the venture is approximately $24 million. We are currently in discussions with these lenders, and we believe that we will be able to reach a satisfactory resolution of this matter following completion of our new financing arrangements.

Environment

         Based on existing and anticipated regulations promulgated under presently enacted legislation, we currently estimate that capital expenditures for installation of new environmental control equipment will be approximately $16 million in 2001 and will be between $35 to $40 million in each of the next two years.

         Under the Clean Air Act, as amended, coke-making facilities will have to meet progressively more stringent standards over the next 25 years. We currently operate coke-making facilities in Burns Harbor, Indiana and Lackawanna, New York. As a result of current negotiations with the New York Department of Environmental Conservation, more fully described in the litigation section of our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 31, 2001, there is some uncertainty whether the Lackawanna coke-making operations will be able to meet future environmental regulatory requirements. We will continue to evaluate the impact of these future emission control regulations on our Burns Harbor and Lackawanna operations and will take appropriate action to ensure compliance.

Dividends

         On April 25, 2001, our Board of Directors declared dividends of $1.25 per share on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, $0.625 per share on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and $0.875 per share on Bethlehem's $3.50 Cumulative Convertible Preferred Stock, each payable June 10, 2001, to holders of record on May 10, 2001. No dividend was declared on Bethlehem's Common Stock.

Outlook

         The U.S. economy has slowed considerably during the past two quarters, but we believe that the economy and steel consumption will strengthen during the second half of the year. We believe that the recent interest rate cut by the Federal Reserve will help to strengthen several of our key markets.

         We continue to be concerned about the relatively high levels of unfairly traded steel imports. However, we welcome the preliminary determinations recently announced by the U.S. Department of Commerce covering hot-rolled carbon steel products, and we will continue to investigate and prepare additional trade cases for filing as appropriate.

         Currently, steel market conditions remain depressed reflecting slow economic growth, continuing reductions in customer inventory levels, and continued relatively high levels of flat-rolled steel imports, especially cold-rolled sheet products. As a result, our order entry continues to be relatively weak and steel prices remain under pressure. However, we have seen some improvement in certain products, especially plates and to a lesser extent hot-rolled sheets. Additionally, car and light truck inventories have been reduced to more normal levels. Service center inventories, on a daily shipping rate basis, have dropped significantly from their recent high in December 2000, and further reductions to achieve more normal levels are expected to occur during the second quarter. Currently, we expect to report a loss for the second quarter of 2001 that is lower than for the first quarter of 2001.

         At December 31, 2000, we have regular net operating loss carryforwards
(NOL) of about $1.2 billion, of which about $220 million will expire in 2001 with the balance expiring in varying amounts from 2005 through 2019. Based on our results to date and outlook for the balance of 2001, we do not expect to have sufficient taxable income to use a substantial portion of the NOL expiring in 2001 in our federal income tax return for the year. We have no NOL expiring from 2003 through 2005. Accordingly, any net taxable income generated in those years will likely be shielded from federal income taxation. We have established a 50% valuation allowance for our deferred tax asset relating to our NOL and certain temporary differences. The current difficult industry economic conditions, however, cause a significant uncertainty regarding our ability to generate sufficient future taxable income to realize our net deferred tax asset.

         Looking ahead, we continue to believe that bold and urgent actions need to be taken by Bethlehem and other steel companies, the steelworkers union, and the government to improve the competitiveness and financial performance of domestic steel companies. These actions include consolidation of steel industry assets, the rationalization of non-competitive facilities, full and effective enforcement of existing trade laws, and finding workable solutions to healthcare and related legacy costs.

Forward-looking Statements

         This release contains forward-looking statements. Our use of the words "expect", "believe", "intent", "should", "plan", and similar words are intended to identify these statements as forward-looking. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, reference is made to "Item 1 - Business - Forward-Looking Statements" of Bethlehem's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 31, 2001, and to "Cautionary Statement" of

Bethlehem's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 24, 1998, for important factors that could cause actual results to differ materially from those projected.










                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at March 31, 2001.

         Bethlehem does not have any material developments in legal proceedings to report for the first quarter of 2001.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of the Stockholders of Bethlehem was held on April 24, 2001.

         The following nominees for director named in the Proxy Statement dated March 12, 2001 were elected at the Meeting by the votes indicated:

                                            For                 Withheld
                                            ---                 --------
        Benjamin R. Civiletti           110,307,811             5,140,398
        Worley H. Clark                 110,361,190             5,087,019
        John B. Curcio                  110,252,574             5,195,635
        Duane R. Dunham                 110,568,256             4,879,953
        Lewis B. Kaden                  109,763,563             5,684,646
        Harry P. Kamen                  110,408,363             5,039,846
        William M. Landuyt              110,777,021             4,671,188
        Gary L. Millenbruch             110,732,962             4,715,247
        Shirley D. Peterson             110,124,312             5,323,897
        John F. Ruffle                  110,674,750             4,773,459


The votes in favor of the election of the nominees represent at least 95% of the shares voted for each of the nominees.

         Each of the following matters was approved at the Meeting by the following vote:

                                    For            Against       Abstentions
                                    ---            -------       -----------

Ratification of the appointment  112,681,293      1,286,974       1,479,942
of PricewaterhouseCoopers LLP
as our Independent Auditors

2001 Stock Incentive Plan         99,815,223     14,497,874       1,135,112

Greenway Partners, L.P.          112,129,858      2,769,559         548,792
Stockholder Proposal

         There were no broker non-votes with respect to any of the matters voted upon at the Meeting.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             The following is an index of the exhibits included in this Report on Form 10-Q:

                11.     Statement Regarding Computation of Earnings Per Share.


        (b)  Reports on Form 8-K.

              Bethlehem filed a report on Form 8-K on January 17, 2001, disclosing a motion that it filed with the U. S. Bankruptcy Court, Northern District of Ohio (Eastern Division) in connection with The LTV Corporation's bankruptcy.

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

Date: April 25, 2001

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

                                                           EXHIBIT (11)

                      BETHLEHEM STEEL CORPORATION

         Statement Regarding Computation of Earnings Per Share

   (dollars in millions and shares in thousands, except per share data)

                                                             Three Months
                                                            Ended March 31
                                                           ----------------
Basic Earnings Per Share                                   2001        2000
------------------------                                   ----        ----
Net Income (Loss)                                        ($118.4)       $3.1
Less Dividend Requirements:
        $2.50 Preferred Dividend                            (2.5)       (2.5)
        $5.00 Preferred Dividend                            (3.1)       (3.1)
        $3.50 Preferred Dividend                            (4.5)       (4.5)
        5% Preference Dividend                              (0.1)       (0.2)
                                                         --------   ---------
            Total Preferred and Preference Dividends       (10.2)      (10.3)
                                                         --------   ---------
Net Income (Loss) Applicable to Common Stock             ($128.6)      ($7.2)
                                                         ========   =========
Average Shares of Common Stock                           129,793     131,198

Basic Earnings (Loss) Per Share                           ($0.99)     ($0.05)
                                                         ========   =========
Diluted Earnings Per Share
--------------------------

Net Income (Loss)                                        ($118.4)       $3.1
Less Dividend Requirements:
        $2.50 Preferred Dividend                            (2.5)       (2.5)
        $5.00 Preferred Dividend                            (3.1)       (3.1)
        $3.50 Preferred Dividend                            (4.5)       (4.5)
        5% Preference Dividend                              (0.1)       (0.2)
                                                         --------   ---------
Net Income (Loss) Applicable to Common Stock             ($128.6)      ($7.2)
                                                         ========   =========
Average Shares of Common Stock and Equivalents and
Other Potentially Dilutive Securities Outstanding:
        Common Stock                                     129,793     131,198
        Stock Options                                        -           -
        $2.50 Preferred Stock                                *           *
        $5.00 Preferred Stock                                *           *
        $3.50 Preferred Stock                                *           *
        5% Preference Stock                                  *           *
                                                         --------   ---------
                Total                                    129,793     131,198
                                                         ========   =========
Diluted Earnings (Loss) Per Share                         ($0.99)     ($0.05)
                                                         ========   =========

*  Antidilutive