Form 10-Q
period 2001-06-30
BETHLEHEM STEEL CORP /DE/
filed 2001-07-26
CIK 11860

                                   FORM 10-Q



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                        For Quarter Ended June 30, 2001
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


Number of Shares of Common Stock Outstanding as of July 24, 2001:
     130,229,563
     -----------

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                         Page No.
                                                         --------

PART I.  Financial Information

Consolidated Statements of Income-
   Three Months and Six Months Ended
   June 30, 2001 and 2000 (unaudited). . . . . . . . . .    2

Consolidated Balance Sheets-
   June 30, 2001 (unaudited), December 31, 2000
   and June 30, 2000 (unaudited) . . . . . . . . . . . .    3

Consolidated Statements of Cash Flows-
   Six Months Ended June 30, 2001
   and 2000 (unaudited). . . . . . . . . . . . . . . . .    4

Notes to Consolidated Financial Statements (unaudited) .    5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . . . .    7


PART II.  Other Information

   Item 1.  Legal Proceedings . . . . . . . . . . . . . .   11

   Item 3.  Legal Proceedings . . . . . . . . . . . . . .   11

   Item 4.  Legal Proceedings . . . . . . . . . . . . . .   11

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . .   11


Signatures  . . . . . . . . . . . . . . . . . . . . . . .   13

                          Bethlehem Steel Corporation

                       CONSOLIDATED STATEMENTS OF INCOME
            (dollars and shares in millions, except per share data)
                                  (unaudited)

    Three Months Ended                                                              Six Months Ended
          June 30                                                                       June 30
   --------------------                                                            --------------------
    2001           2000                                                            2001            2000
    ----           ----                                                            ----            ----

$   911.1       $ 1,088.7     Net Sales                                         $ 1,789.0        $2,227.6
----------       ---------                                                      ----------       --------

                              Costs and Expenses
    915.2           966.5        Cost of sales                                    1,826.0         1,987.0
     64.9            66.8        Depreciation                                       125.2           138.5
     26.8            30.2        Selling, administration and general expense         54.0            58.0
      3.4           (26.9)       Unusual items (Note 4)                               3.4           (26.9)
----------      ----------                                                      ----------       ---------
  1,010.3         1,036.6      Total Costs and Expenses                           2,008.6         2,156.6
----------      ----------                                                      ----------       ---------
    (99.2)           52.1      Income (Loss) from Operations                       (219.6)           71.0

                               Financing Income (Expense):
    (24.2)          (15.9)       Interest and other financing costs                 (48.2)          (32.4)
      0.5             2.1        Interest and other income                            1.5             3.3
----------      ----------                                                      ----------       ---------
   (122.9)           38.3      Income (Loss) before Income Taxes                   (266.3)           41.9

 (1,009.0)           (6.7)     Benefit (Provision) for Income Taxes                (984.0)           (7.3)
----------      ----------                                                      ----------       ---------

 (1,131.9)           31.6      Net Income (Loss)                                 (1,250.3)           34.6

     10.2            10.2      Dividends on Preferred and Preference Stock           20.4            20.5
----------      ----------                                                      ----------      ---------
$(1,142.1)       $    21.4     Net Income (Loss) Applicable to Common Stock     $(1,270.7)      $    14.1
==========      ==========                                                      ==========      =========


                               Net Income (Loss) per Common Share:
$   (8.80)      $     0.16       Basic and Diluted                              $  (9.79)       $    0.11

                              Average Shares Outstanding:
   129.8             131.7       Basic and Diluted                                 129.8            131.4


                                           Additional Data

   2,124             2,239    Steel products shipped (thousands of net tons)       4,145            4,623
   2,386             2,569    Raw steel produced (thousands of net tons)           4,690            5,232




The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in millions)

                                    ASSETS


                                                         June 30      December 31     June 30
                                                           2001          2000           2000
                                                        (unaudited)                  (unaudited)
                                                        -----------   ------------   -----------
Current Assets:
   Cash and cash equivalents                              $    87.2   $   109.7      $   130.2
   Receivables, less allowances                               157.8       152.1          229.1
   Inventories:
     Raw materials                                            252.8       303.3          262.0
     Finished and semifinished                                524.7       570.9          574.6
                                                          ----------  ----------     ----------
     Total Inventories                                        777.5       874.2          836.6
   Other current assets                                         9.6        10.4            7.3
                                                          ----------  ----------     ----------
Total Current Assets                                        1,032.1     1,146.4        1,203.2
Investments and Miscellaneous Assets                          140.8       136.1          129.4
Property, Plant and Equipment, less accumulated
   depreciation of $4,450.2, $4,363.5 and $4,359.1          2,770.3     2,870.5        2,883.2
Deferred Income Tax Asset - net (Note 5)                         -        985.0          952.7
Goodwill, less accumulated amortization of $37.0, $31.0
   and $25.0                                                  323.0       329.0          335.0
                                                          ----------  ----------     ----------
Total Assets                                              $ 4,266.2   $ 5,467.0      $ 5,503.5
                                                          ==========  ==========     ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                       $   304.4   $   382.4      $   403.6
   Accrued employment costs                                   101.4       109.9          127.2
   Other postretirement benefits                              205.0       175.0          175.0
   Accrued taxes                                               59.2        59.7           55.7
   Debt and capital lease obligations                         350.8        55.4          135.3
   Other current liabilities                                  115.5       144.8          141.6
                                                          ----------  ----------     ----------
Total Current Liabilities                                   1,136.3       927.2        1,038.4

Long-term Debt and Capital Lease Obligations                  580.0       798.0          657.7
Deferred Gain                                                 115.1       126.2          108.1
Pension Liability                                             489.0       442.0          421.8
Other Postretirement Benefits                               1,810.8     1,780.0        1,690.7
Other Long-term Liabilities                                   288.8       273.6          290.6

Stockholders' Equity (Deficit):
   Preferred Stock                                             11.6        11.6           11.6
   Preference Stock                                             2.1         2.1            2.1
   Common Stock                                               135.1       134.6          134.4
   Common Stock held in treasury at cost                      (65.8)      (65.7)         (60.8)
   Additional paid-in capital                               1,907.4     1,926.8        1,945.3
   Accumulated other comprehensive loss (Note 6)               (4.5)         -              -
   Accumulated deficit                                     (2,139.7)     (889.4)        (736.4)
                                                          ----------  ----------     ----------
Total Stockholders' Equity (Deficit)                         (153.8)    1,120.0        1,296.2
                                                          ----------  ----------     ----------
Total Liabilities and Stockholders' Equity (Deficit)      $ 4,266.2   $ 5,467.0      $ 5,503.5
                                                          ==========  ==========     ==========



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)
                                  (unaudited)


                                                                               Six Months Ended
                                                                                    June 30
                                                                               -----------------
                                                                               2001         2000
                                                                               ----         ----
Operating Activities:
  Net income (loss)                                                          $(1,250.3)    $  34.6


  Adjustments for items not affecting cash from operating activities:
    Depreciation and amortization                                                125.2       138.5
    Deferred income taxes                                                        984.0         7.3
    Litigation recovery (Note 4)                                                  13.0          -
    Unusual items (Note 4)                                                         3.4       (26.9)
    Recognition of deferred gains                                                (10.9)       (9.3)
    Other - net                                                                   (1.3)        4.8

  Working capital (excluding financing and investing activities):
    Receivables                                                                   (8.6)        5.1
    Inventories                                                                   96.7        28.3
    Accounts payable                                                             (78.0)      (24.0)
    Other                                                                         (8.8)       13.0
                                                                               --------    --------
Cash Provided From (Used For) Operations Before Funding
   Postretirement Benefits                                                      (135.6)      171.4

Funding Postretirement Benefits:
  Pension funding less than expense (Note 4)                                      47.0        11.8
  Retiree healthcare and life insurance benefit payments less than expense        60.8        45.7
                                                                               --------    --------
Cash Provided From (Used For) Continuing Operating Activities                    (27.8)      228.9
                                                                               --------    --------
Investing Activities:
  Capital expenditures                                                           (36.6)     (122.4)
  Cash proceeds from asset sales                                                   9.2        33.5
                                                                               --------    --------
Cash Used For Investing Activities                                               (27.4)      (88.9)
                                                                               --------    --------
Financing Activities:
  Borrowings                                                                     120.3        12.4
  Debt and capital lease payments                                                (48.0)      (88.8)
  Cash dividends paid                                                            (20.2)      (20.2)
  Other payments                                                                 (19.4)      (12.6)
                                                                               --------     -------
Cash From (Used for) Financing Activities                                         32.7      (109.2)
                                                                               --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents                             (22.5)       30.8
Cash and Cash Equivalents - Beginning of Period                                  109.7        99.4
                                                                               --------    --------
                          - End of Period                                      $  87.2     $ 130.2
                                                                               ========    ========
Supplemental Cash Payment Information:
  Interest, net of amount capitalized                                          $  45.3     $  26.7
  Income taxes paid (received)                                                    (0.2)        1.2
  Capital lease obligations incurred                                               5.0         5.3


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

                 NOTES TO JUNE 30, 2001 FINANCIAL STATEMENTS
                                  (unaudited)



1. The Consolidated Financial Statements as of and for the three month and six month periods ended June 30, 2001 and 2000 were not audited. However, in Management's opinion, the information reflects all adjustments necessary for a fair statement of the results for the periods presented.

2. These Consolidated Financial Statements should be read together with the 2000 audited financial statements in Bethlehem's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Presentation of certain amounts in the prior year have been revised to be consistent with the current year classification.

3. Our Inventory Credit Agreement and certain other secured financing arrangements require Bethlehem to maintain a minimum adjusted consolidated tangible net worth at each quarter-end. At June 30, 2001, we were not in compliance with this covenant. Our banks and other lenders have waived compliance with this consolidated tangible net worth covenant until January 30, 2002. The waiver contains a new financial covenant that Bethlehem's income plus interest, depreciation and amortization, non-cash pension and retiree healthcare expense, and other non-cash items will exceed certain levels. At June 30, 2001 we were in compliance with these covenants. Since these waivers expire within one year, the debt associated with these arrangements has been classified as current.

4. During the second quarter of 2001, we wrote-off our equity investment in MetalSite, an internet marketplace for steel that ceased operations in June, resulting in an unusual charge of $3 million.

During the first quarter of 2001, we received $18 million from the settlement of litigation related to construction of one of our coke oven batteries at Burns Harbor. First quarter 2001 operating results include $5 million for the recovery of litigation and maintenance costs already incurred; $13 million has been deferred and will be amortized over the remaining useful life of the battery to offset expected higher than normal future maintenance costs. Operating results also include charges of $3 million in second quarter 2001 and $8 million in the first half of 2001 for pension and OPEB expense related to incentives provided to certain employees at Burns Harbor to elect early retirement.

During the second quarter of 2000, we recognized unusual gains of $27 million. Metropolitan Life Insurance Company converted from a mutual company owned by its policy owners to a publicly held company. As a policyholder, Bethlehem received $18 million in cash in relation to this conversion, all of which was recognized as a gain. We sold our interest in Presque Isle Corporation for $10 million resulting in a $9 million gain.

In July 2001, we announced that we would close our Lackawanna Coke operations later this year. In the third quarter of 2001, we will record a charge of $40 million in connection with the planned closing, principally for incremental employee benefits.

5. At March 31, 2001, we had a deferred tax asset of about $1.4 billion before any valuation allowance. This asset arose from a $1.2 billion federal income tax net operating loss carryforward (NOL) and about $2.7 billion of net temporary differences for amounts previously expensed in our financial accounting results that will be deductible for federal income tax purposes in the future. About $220 million of the NOL will expire in 2001 and the balance expires in varying amounts from 2005 through 2019 if we are unable to use the amounts to offset taxable income in the future. FASB Statement No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." At March 31, 2001, we had provided a valuation allowance of about $.4 billion equal to 50% of the deferred tax asset related to our NOL and certain temporary differences resulting in a net deferred tax asset of about $1.0 billion. We had not provided a valuation allowance for a deferred tax asset of (1) $35 million for alterative minimum tax credits and (2) $610 million relating to other postretirement benefits arising prior to 1992 and in connection with our acquisition of Lukens. We currently expect our financial accounting expense for other post retirement benefits to significantly exceed our tax deduction for the next several years.

Bethlehem incurred financial accounting losses in 1999 and 2000. Our results to date and current outlook for the balance of 2001 are worse than we anticipated at the beginning of the year. We now expect to have both a financial accounting and tax loss for 2001. Therefore, we do not expect to use any of the NOL expiring in 2001 in our federal income tax return for the year. In the absence of specific favorable factors, application of FASB Statement No. 109, issued in 1992, and its subsequent interpretations require a 100% valuation allowance for any deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, we have provided a 100% valuation allowance for our deferred tax asset during the quarter ended June 30, 2001, increasing our non-cash provision for income taxes and net loss for that quarter by $1,009 million ($7.77 per diluted share) and for the first half of 2001 by $984 million ($7.58 per diluted share). We will continue to provide a 100% valuation allowance for our deferred income tax asset in the future until we return to an appropriate level of cumulative financial accounting income.

The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have tax planning opportunities that could affect taxable income including selection of depreciation methods and lives, sales of assets and timing of contributions to our pension trust fund. Based on our current plans and strategies to improve profitability for 2002 and beyond, we believe that our deferred tax asset will be realized by future operating results and tax planning opportunities. If we are able to generate sufficient taxable income in the future, we will reduce the valuation allowance through a reduction of income tax expense (increasing our stockholders' equity).

6. On January 1, 2001, we adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of adopting this standard, we recognized the fair value of all financial derivative contracts as an asset of about $12 million on the balance sheet. An adjustment of $10 million (the $12 million fair value, net-of-tax) was recorded to stockholders' equity through accumulated other comprehensive income (loss). There was no impact on net income. The majority of the remaining balance in the accumulated other comprehensive loss is expected to be included in net income in 2001.

Periodically, we enter into financial contracts to manage risks. We use foreign currency exchange contracts to manage the cost of firm purchase commitments for capital equipment or other purchased goods and services denominated in a foreign currency. We use interest rate swap agreements to fix the interest rate on certain floating rate financings. We use commodity contracts to fix the cost of a portion of our annual requirements for natural gas, zinc and other metals. Generally, foreign currency and commodity contracts are for periods of less than a year. At June 30, 2001, we did not have any foreign currency exchange contracts or interest rate swap agreements.

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

7. In July 2001, the FASB announced they would be issuing Statement No. 142 Goodwill and Other Intangible Assets. Under Statement No. 142, goodwill will no longer be amortized but periodically tested for impairment. We currently recognize goodwill amortization of $12 million per year. We will be required to adopt Statement No. 142 on January 1, 2002 and will discontinue goodwill amortization at that time. As the final pronouncement is not yet available, we have not determined other impacts, if any, on our financial statements.

8. The total non-owner changes in stockholders' equity (deficit) was a decrease of $1,253 million and an increase of $35 million for the six months ended June 30, 2001 and 2000. It was comprised of the net income (loss), the transition adjustment related to adopting Statement No. 133, and the net unrealized losses on derivative instruments used for hedging.

Under Delaware law, we now have insufficient 'surplus' to pay dividends on our common and preferred stock.

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Review of Results:

Second Quarter and First Six Months 2001
Second Quarter and First Six Months 2000

         We reported a net loss for the second quarter of 2001 of $120 million, or $1.00 per diluted common share excluding two unusual non-cash charges. The unusual non-cash charges for the second quarter of 2001 include fully reserving our $1,009 million deferred tax asset and $3 million equity investment in MetalSite, an Internet marketplace for steel that ceased operations in June. During the second quarter, it was determined that the cumulative financial accounting losses had reached the point that fully reserving the deferred tax asset was required (see Note 5 to the accompanying Notes to June 30, 2001 Financial Statements). Including these unusual charges, our second quarter net loss was $1,132 million, or $8.80 per diluted common share.

         Our net income for the second quarter of 2000 was $10 million, or a loss, after preferred dividends, of $.01 per diluted common share excluding two unusual gains. The unusual gains included in the second quarter of 2000 related to the conversion of Metropolitan Life Insurance Company from a mutual company owned by its policy owners to a publicly held company and from the sale of our interest in Presque Isle Corporation. Including these unusual gains, net income for the second quarter of 2000 was $32 million or $.16 per diluted common share.

         Sales for the second quarter of 2001 declined about $180 million from the second quarter of 2000 from about $1.1 billion to about $0.9 billion. Shipments for the second quarter of 2001 declined by about 100,000 tons from the second quarter of 2000 from 2.2 million tons to 2.1 million tons.

         Excluding unusual items, our net loss for the first six months of 2001 was $263 million ($2.18 per diluted common share) compared with income of $12 million (a loss of $.06 per diluted common share, after preferred dividends) for the first six months of 2000. Including the unusual items, our net loss for the first six months of 2001 was $1,250 million ($9.79 per diluted common share) compared with income of $35 million ($.11 per diluted common share) for the same period in 2000. Sales for the first half of 2001 declined by about $0.4 billion from $2.2 billion to about $1.8 billion. Shipments in the first half of 2001 declined by about 500,000 tons from 4.6 million tons to 4.1 million tons.

Operating Results

         For the second quarter of 2001, our loss from operations was $96 million, excluding the write-off of our equity investment in MetalSite. This compares with income from operations for the second quarter of 2000 of $25 million, excluding $27 million of unusual gains for the items previously mentioned. Second quarter 2001 operating results decreased from a year ago mainly as a result of significantly lower realized prices, lower shipments and a less favorable product mix. Prices, on a constant mix basis, were down by about 9%. Shipments were lower by 100,000 tons and our product mix was less favorable due to a higher percentage of hot-rolled and non-prime product shipments and a lower percentage of cold-rolled, coated, plate and rail shipments.

         For the first six months of 2001, our loss from operations was $216 million excluding the unusual items in the second quarter of 2001 previously mentioned. This compares to income from operations of $44 million for the first six months of 2000. The $260 million reduction in our results compared with the same period last year was primarily due to lower realized prices, lower shipments, a less favorable product mix, and higher costs. Prices, on a constant mix basis, declined by about 8%, shipments were lower by about 500,000 tons, and our product mix was less favorable due to a higher percentage of hot-rolled and non-prime shipments and a lower percentage of cold-rolled, coated, plate and rail shipments. Costs per ton were higher principally from higher pension and energy costs, and the effects of lower operating rates.

         For the second quarter of 2001, our loss from operations of $96 million, excluding the write-off of our equity investment in MetalSite, improved $25 million from the first quarter of 2001. This improvement is primarily due to additional cost reductions from higher operating rates, lower energy costs and lower spending.


Liquidity and Capital Structure

         At June 30, 2001, our liquidity, comprising cash, cash equivalents, and funds available under our bank credit arrangements, totaled $118 million compared with $135 million at March 31, 2001 and $315 million at December 31, 2000.

         For the first six months of 2001, $28 million of cash was used by operating activities compared with $229 million of cash provided from operating activities for the first six months of 2000. This change of $257 million was primarily due to higher operating losses partially offset by higher non-cash pension and retiree healthcare expenses. Other major uses of cash during the first half of 2001 included debt payments of $48 million, capital expenditures of $37 million and preferred dividends of $20 million. Major uses of cash for year 2001 are expected to include capital expenditures of about $90 million, debt payments of $55 million, and preferred dividend payments.

         Major sources of cash during the first half of 2001 included $120 million of borrowings under our inventory credit agreement and the use of $28 million that was available in our social insurance trust fund to pay retiree healthcare benefits. Major sources of cash for year 2001 are expected to include significant proceeds from assets sales, pension and retiree healthcare expenses that will continue to be in excess of required company pension funding and healthcare payments, and further reductions in inventory.

         As previously reported, lenders under our secured inventory credit agreement and three other secured financing arrangements have waived through January 30, 2002 compliance with the minimum adjusted consolidated tangible net worth covenant contained in those agreements. The debt associated with these arrangements has been reclassified on our balance sheet from a long-term liability to a current liability because the waivers expire within one year. Also, as previously reported, lenders to our Columbus Coatings Company and Chicago Cold Rolling joint ventures have agreed, subject to certain conditions, to standstill agreements to their rights against us as a guarantor of the loans to those joint ventures through January 30, 2002. Additionally, during the second quarter, we received consent from the holders of our 10-3/8% Senior Notes to allow us to increase the amounts we may borrow under our existing or future credit agreements from $500 million to $740 million.

         Our future liquidity will remain dependent upon sources of financing, completion of asset sales, business conditions and operating performance. We expect liquidity in the near term to be lower than at the end of June, and thereafter, to improve for the remainder of the year. With respect to our efforts to replace our existing credit facilities with new financing arrangements, we have obtained a commitment from GE Capital to provide $550 million of a proposed $750 million of Senior Secured financing to Bethlehem. We have begun discussions with certain other lenders to obtain additional commitments. This financing is expected to be completed during the third quarter of 2001 and will be an important part of enhancing our liquidity and financial flexibility.


Restructuring of Lackawanna Coke

         Our Board of Directors has approved plans for the closing of our coke making facilities in Lackawanna, New York. Notice of the intended shutdown was issued to the United Steelworkers of America. Approximately 340 employees work at this facility. Operations are expected to cease by the end of the third quarter of 2001. As a result, we will record a $40 million charge in the third quarter of 2001 for incremental employee benefits as most employees will be eligible for early retirement and all employees receive certain benefits related to the closure. There is no charge for plant and equipment because the assets had been previously written off. Also, closure should generate about $15 million of cash in the second half of 2001 as working capital is liquidated.

Dividends

         On July 25, 2001, our Board of Directors decided not to declare dividends on our Common Stock or our three issues of Cumulative Convertible Preferred Stock.


Outlook

         The U.S. economy has slowed considerably during the past three quarters, but we believe that the economy and steel consumption will begin to strengthen during the second half of the year.

         We continue to be concerned about the high level of excess world steel capacity and the threat it poses for future levels of unfairly traded steel imports. In this regard, we are encouraged by the decision of the Bush Administration to request the International Trade Commission to initiate an investigation under Section 201 of the Trade Act of 1974 concerning the injury caused by steel imports to the U.S. steel industry. We also welcome the announcement by the Administration to initiate negotiations with trading partners to eliminate inefficient excess capacity in the steel industry worldwide and to eliminate underlying market-distorting subsidies.

         Currently, steel market conditions remain weak reflecting slow economic growth, continuing reductions in customer inventories, and the typical slower summer months when many manufacturers have outages related to model year changeovers and vacation shutdowns. Our order entry has seen some slight strengthening in hot-rolled, coated for automotive, and selected areas of the plate market while order entry in our other product areas remains weak. Steel prices remain depressed but we believe prices overall should begin a modest recovery later this year.


Forward-looking Statements

         This Report contains forward-looking statements. Our use of the words "expect", "believe", "intent", "should", "plan" and similar words are intended to identify these statements as forward-looking. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, reference is made to "Item 1 - Business - Forward-Looking Statements" of Bethlehem's 2000 Annual Report on Form 10-K and to "Cautionary Statement" of Bethlehem's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 24, 1998 for important factors that could cause actual results to differ materially from those projected.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         We, in the ordinary course of our business, are the subject of various pending or threatened legal actions involving governmental agencies or private interests. We believe that any ultimate liability arising from these actions should not have a material adverse effect on our consolidated financial position at June 30, 2001.

         We do not have any material developments in legal proceedings to report for the second quarter of 2001.


Item 3.  Defaults Under Senior Securities.

         (b) Our Board of Directors omitted the quarterly dividends of (i) $3,125,000 on Bethlehem's $5.00 Cumulative Convertible Preferred Stock, (ii) $2,500,000 on Bethlehem's $2.50 Cumulative Convertible Preferred Stock and
(iii) $4,482,000 on Bethlehem's $3.50 Cumulative Convertible Preferred Stock that would have been payable on September 10, 2001.


Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 23, 2001, we filed with the Securities and Exchange Commission and commenced distributing to the holders of our 10-3/8% Senior Notes due 2003 materials soliciting the written consent of noteholders for the adoption of a proposed amendment to certain provisions of our Indenture dated as of September 1, 1993, under which the Notes are outstanding. The proposed amendment would permit us to incur bank financing secured by inventory and receivables in an amount up to $740 million. Reference is made to the Form 8-K filed with the Securities and Exchange Commission on May 23, 2001 (see Item 6(b) of this Report) for a complete description of the solicitation. Bethlehem successfully completed the solicitation with consents received from 76.4% of the holders of the Notes.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

                The following is an index of the exhibits included in this Report on Form 10-Q:

                11.     Statement Regarding Computation of Earnings Per Share.

        (b)  Reports on Form 8-K.

         Three reports on Form 8-K were filed during the second quarter of 2001 as follows:

         1. May 23, 2001 - Consent solicitation with respect to its 10-3/8% Senior Notes due 2003 for the adoption of a proposed amendment to certain provisions of its Indenture dated as of September 1, 1993, under which the Notes are outstanding.

         2. June 20, 2001 - Press release concerning our second quarter 2001 outlook.

         3. July 3, 2001 - Press release concerning amendments to certain financing arrangements and estimated liquidity at June 30, 2001.

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

Date:  July 25, 2001

                                 EXHIBIT INDEX

         The following is an index of the exhibits included in this Report:



                                    Exhibit
                                    -------



11     Statement Regarding Computation of Earnings Per Share

                                                                 EXHIBIT (11)

                          Bethlehem Steel Corporation
             Statement Regarding Computation of Earnings Per Share (dollars in millions and shares in thousands, except per share data)


      Three Months                                                           Six Months
      Ended June 30                                                        Ended June 30
   ------------------                                                     ----------------
   2001         2000            Basic Income (Loss) Per Share             2001         2000
   ----         ----            -----------------------------             ----         ----
($1,131.9)     $31.6    Net Income (Loss)                              ($1,250.3)      $34.6
                        Less Dividend Requirements:
     (2.5)      (2.5)     $2.50 Preferred Dividend                          (5.0)       (5.0)
     (3.1)      (3.1)     $5.00 Preferred Dividend                          (6.2)       (6.3)
     (4.5)      (4.5)     $3.50 Preferred Dividend                          (9.0)       (9.0)
     (0.1)      (0.1)     5% Preference Dividend                            (0.2)       (0.2)
---------- ----------                                                  ----------    --------
    (10.2)     (10.2)         Total Preferred and Preference Dividends     (20.4)      (20.5)
---------- ----------                                                  ----------    --------
($1,142.1)     $21.4    Net Income (Loss) Applicable to Common Stock   ($1,270.7)      $14.1
========== ==========                                                  ==========  ==========
  129,819    131,658    Average Shares of Common Stock                   129,804     131,426

   ($8.80)     $0.16    Basic Income (Loss) Per Share                     ($9.79)      $0.11
========== ==========                                                  ==========  ==========
                                Diluted Income (Loss) Per Share
                                -------------------------------
($1,131.9)     $31.6    Net Income (Loss)                              ($1,250.3)      $34.6
                        Less Dividend Requirements:
     (2.5)      (2.5)     $2.50 Preferred Dividend                          (5.0)       (5.0)
     (3.1)      (3.1)     $5.00 Preferred Dividend                          (6.2)       (6.3)
     (4.5)      (4.5)     $3.50 Preferred Dividend                          (9.0)       (9.0)
     (0.1)      (0.1)     5% Preference Dividend                            (0.2)       (0.2)
---------- ----------                                                  ----------    --------
($1,142.1)     $21.4    Net Income (Loss) Applicable to Common Stock   ($1,270.7)       $14.1
========== ==========                                                  ==========    ========

                        Average Shares of Common Stock and
                        Other Potentially Dilutive Securities Outstanding:
  129,819    131,658       Common Stock                                  129,804     131,426
       -          -        Stock Options                                      -           -
       *          *        $2.50 Preferred Stock                              *           *
       *          *        $5.00 Preferred Stock                              *           *
       *          *        $3.50 Preferred Stock                              *           *
       *          *        5% Preference Stock                                *           *
---------- ----------                                                  ----------    --------
  129,819    131,658           Total                                     129,804     131,426
========== ==========                                                  ==========    ========
   ($8.80)     $0.16    Diluted Income (Loss) Per Share                   ($9.79)      $0.11
========== ==========                                                  ===========   ========

*  Antidilutive