Form 10-Q
period 2001-09-30
BETHLEHEM STEEL CORP /DE/
filed 2001-10-30
CIK 11860

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended September 30, 2001
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


Number of Shares of Common Stock Outstanding as of October 24, 2001:
     130,239,557
     -----------

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                             Page No.
                                                             --------

PART I.  Financial Information

Consolidated Statements of Earnings-
   Three Months and Nine Months Ended September 30, 2001
   and 2000 (unaudited)  . . . . . . . . . . . . . . . . . . .     2

Consolidated Balance Sheets-
   September 30, 2001 (unaudited), December 31, 2000
   and September 30, 2000 (unaudited). . . . . . . . . . . . .     3

Consolidated Statements of Cash Flows-
   Nine Months Ended September 30, 2001
   and 2000 (unaudited). . . . . . . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements (unaudited) . . .  .    5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . . . . . . .     8


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . .    13

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .    14


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .    15

                          Bethlehem Steel Corporation

                      CONSOLIDATED STATEMENTS OF EARNINGS
            (dollars and shares in millions, except per share data)
                                  (unaudited)

 Three Months Ended                                                       Nine Months Ended
   September 30                                                              September 30
--------------------                                                    ----------------------
  2001        2000                                                         2001        2000
---------  ---------                                                    ----------   ---------

$  825.4   $  988.8    Net Sales                                        $ 2,614.4    $3,215.9
---------  ---------                                                    ----------   ---------
                       Costs and Expenses
   844.0      923.8      Cost of sales                                    2,670.0     2,910.3
    64.7       61.4      Depreciation                                       189.9       199.9
    26.2       27.5      Selling, administration and general expense         80.2        85.5
    17.8         -       Unusual items (Note 4)                              21.2       (26.9)
---------  ---------                                                    ----------   ---------
   952.7    1,012.7    Total Costs and Expenses                           2,961.3     3,168.8
---------  ---------                                                    ----------   ---------

  (127.3)     (23.9)   Income (Loss) from Operations                       (346.9)       47.1

                       Financing Income (Expense):
   (25.3)     (19.5)     Interest and other financing costs                 (73.5)      (51.9)
     0.4        1.3      Interest and other income                            1.9         4.6
---------  ---------                                                    ----------   ---------
  (152.2)     (42.1)   Loss before Income Taxes                            (418.5)       (0.2)

      -         7.3    Benefit (Provision) for Income Taxes (Note 6)       (984.0)         -
---------  ---------                                                    ----------   ---------
  (152.2)     (34.8)   Net Loss                                          (1,402.5)       (0.2)

    10.2       10.2    Dividends on Preferred and Preference Stock           30.6        30.6
---------  ---------                                                    ---------    ---------
$ (162.4)    $(45.0)   Net Loss Applicable to Common Stock              $(1,433.1)   $  (30.8)
=========  =========                                                    ==========   =========


                       Net Loss per Common Share:
$  (1.25)    $(0.34)     Basic and Diluted                              $  (11.02)   $  (0.23)

                       Average Shares Outstanding:
   130.2      132.1      Basic and Diluted                                  130.0       131.6


                                Additional Data

   1,929      2,046      Steel products shipped (thousands of net tons)     6,074       6,669
   2,252      2,470      Raw steel produced (thousands of net tons)         6,942       7,702




The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in millions)

                                    ASSETS

                                                      September 30    December 31      September 30
                                                          2001            2000             2000
                                                      (unaudited)                      (unaudited)
                                                      ------------    -----------      ------------
Current Assets:
  Cash and cash equivalents                           $    50.4        $   109.7         $   111.8
  Receivables, less allowances                            164.2            152.1             198.3
  Inventories:
    Raw materials                                         234.5            303.3             290.4
    Finished and semifinished                             516.4            570.9             581.2
                                                      ----------       ----------        ----------
    Total Inventories                                     750.9            874.2             871.6
  Other current assets                                     23.1             10.4               8.1
                                                      ----------       ----------        ----------
Total Current Assets                                      988.6          1,146.4           1,189.8
Investments and Miscellaneous Assets                      134.2            136.1             132.8
Property, Plant and Equipment, less accumulated
  depreciation of $4,499.0, $4,363.5 and $4,408.2       2,755.7          2,870.5           2,850.1
Deferred Income Tax Asset - net (Note 6)                     -             985.0             961.0
Goodwill, less accumulated amortization of
  $40.0, $31.0 and $28.0                                  320.0            329.0             332.0
                                                      ----------       ----------        ----------
Total Assets                                          $ 4,198.5        $ 5,467.0         $ 5,465.7
                                                      ==========       ==========        ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                    $   278.6        $   382.4         $   396.6
  Accrued employment costs                                 99.2            109.9             119.7
  Other postretirement benefits                           205.0            175.0             175.0
  Accrued taxes                                            70.3             59.7              60.4
  Debt and capital lease obligations                      388.3             55.4              59.8
  Other current liabilities                               102.0            144.8             138.7
                                                      ----------       ----------        ----------
Total Current Liabilities                               1,143.4            927.2             950.2

Long-term Debt and Capital Lease Obligations              578.7            798.0             734.1
Deferred Gain                                             109.0            126.2             103.5
Pension Liability                                         539.5            442.0             426.7
Other Postretirement Benefits                           1,835.5          1,780.0           1,710.6
Other Long-term Liabilities                               295.0            273.6             288.2

Stockholders' Equity (Deficit):
  Preferred Stock                                          11.6             11.6              11.6
  Preference Stock                                          2.0              2.1               2.1
  Common Stock                                            135.1            134.6             134.6
  Common Stock held in treasury at cost                   (65.8)           (65.7)            (60.8)
  Additional paid-in capital                            1,908.1          1,926.8           1,936.1
  Accumulated other comprehensive loss (Note 7)            (1.7)              -                 -
  Accumulated deficit                                  (2,291.9)          (889.4)           (771.2)
                                                      ----------       ----------        ----------
Total Stockholders' Equity (Deficit)                     (302.6)         1,120.0           1,252.4
                                                      ----------       ----------        ----------
Total Liabilities and Stockholders' Equity (Deficit)  $ 4,198.5        $ 5,467.0         $ 5,465.7
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

                          Bethlehem Steel Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)
                                  (unaudited)


                                                           Nine Months Ended
                                                             September 30
                                                         ----------------------
                                                           2001         2000
                                                         ----------   ---------

Operating Activities:
   Net loss                                              $(1,402.5)   $   (0.2)
   Adjustments for items not affecting cash
   from operating activities:
     Deferred income taxes                                   984.0        (1.0)
     Depreciation and amortization                           189.9       199.9
     Unusual items (Note 4)                                   21.2       (26.9)
     Recognition of deferred gains                           (16.9)      (13.9)
     Litigation recovery (Note 4)                             13.0         -
     Other - net                                              (3.0)        7.9

   Working capital (excluding financing and
   investing activities):
     Receivables                                             (14.4)       35.0
     Inventories                                             123.7        (6.8)
     Accounts payable                                        (95.4)      (31.0)
     Other                                                    (8.3)        7.7
                                                         ----------   ---------
Cash Provided From (Used For) Operations Before Funding
Postretirement Benefits                                     (208.7)      170.7

Funding Postretirement Benefits:
   Pension funding less than expense                          75.5        16.7
   Retiree healthcare and life insurance benefit
     payments less than expense                               76.5        65.6
                                                         ----------   ---------
Cash Provided From (Used For) Operating Activities           (56.7)      253.0
                                                         ----------   ---------
Investing Activities:
    Capital expenditures (Note 5)                            (59.9)     (158.2)
    Cash proceeds from asset sales                            15.7        94.7
                                                         ----------   ---------
Cash Used For Investing Activities                           (44.2)      (63.5)
                                                         ----------   ---------
Financing Activities:
    Borrowings                                               150.4        92.3
    Debt and capital lease payments                          (61.0)     (217.9)
    Cash dividends paid                                      (20.2)      (30.3)
    Other payments                                           (27.6)      (21.2)
                                                         ----------   ---------
Cash From (Used For) Financing Activities                     41.6      (177.1)
                                                         ----------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents         (59.3)       12.4
Cash and Cash Equivalents - Beginning of Period              109.7        99.4
                                                         ----------   ---------
                          - End of Period                $    50.4    $  111.8
                                                         ==========   =========

Supplemental Cash Payment Information:
    Interest, net of amount capitalized                  $    75.9    $  $40.1
    Income taxes paid (received)                              (0.2)        1.5
    Capital lease obligations incurred                         5.0         5.3
    Debt assumed in purchase combination (Note 5)             18.9          -


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

               NOTES TO SEPTEMBER 30, 2001 FINANCIAL STATEMENTS
                                  (unaudited)

1. The Consolidated Financial Statements as of and for the three month and nine month periods ended September 30, 2001 and 2000 were not audited. However, in Management's opinion, the information reflects all adjustments necessary for a fair statement of the results for the periods presented.

2. These Consolidated Financial Statements should be read together with the audited financial statements in Bethlehem's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. Presentation of certain amounts in the prior year have been revised to be consistent with the current year classification.

3. On October 15, 2001, Bethlehem and 22 of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Court). Bethlehem and each of its debtor subsidiaries continues to manage their businesses as a debtor-in-possession.
As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Court approval. Subsequent to the filing of the Chapter 11 petitions, Bethlehem obtained several Court orders that authorized us to pay certain pre-petition liabilities (such as employee wages and benefits) and take certain actions that will preserve the going concern value of the business, thereby enhancing the prospects of reorganization.

These financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. After negotiations with various parties in interest, Bethlehem expects to present a plan of reorganization to the Court to reorganize the Company's businesses and to restructure its obligations. This plan of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. Future financial statements will be prepared in accordance with the AICPA's Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of the Company. A significant portion of the liabilities recorded at September 30, 2001 are expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest will no longer be accrued on any unsecured and undersecured debt.

Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by Bethlehem at the filing date are stayed and other pre-petition contractual obligations may not be enforced against Bethlehem. In addition, Bethlehem has the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. Bethlehem is in the process of preparing and submitting the schedules setting forth of the Company's assets and liabilities as of the date of the petition as reflected in our accounting records. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time Bethlehem will operate under Chapter 11 protection, the outcome of the proceedings in general, whether Bethlehem will continue to operate under its current organizational structure, the effect of the proceedings on the Bethlehem's businesses or the recovery by creditors and equity holders of Bethlehem.

An interim order of the Court approved a $450 million debtor-in-possession
(DIP) financing with General Electric Capital Corporation. Bethlehem may borrow up to $400 million for an initial period of 30 days. The DIP financing is collateralized by among other things, a senior lien on substantially all of our assets, excluding inventory and those assets that had previously been subject to a lien, and a junior lien on inventory and those assets that had previously been subject to a lien. The DIP financing expires on the earlier of confirmation of a plan of reorganization or October 15, 2003. Bethlehem subsidiaries that did not file for bankruptcy protection have guaranteed the financing. Bethlehem pays interest on this financing at its option of either
(1) an indexed rate, typically based on the prime rate, plus 2.5% or (2) LIBOR plus 3.5%. The DIP financing contains certain financial performance covenants and restricts our ability to pay dividends. The DIP financing replaced Bethlehem's $340 million receivables purchase facility, of which approximately $260 million was outstanding. Bethlehem's $320 million secured inventory facility, of which $290 million was borrowed, remains in place as a secured debt, although we cannot make any additional borrowings. The DIP financing provided about $140 million of additional liquidity which should allow for the payment of post-petition delivery of goods and services and allow operations to continue to meet customer needs. Upon approval of the final DIP financing order, which is expected on November 5, 2001, an additional $50 million of the DIP financing becomes available for use.

4.  A summary of unusual or non-recurring items is as follows:

                                                 2001            2000
                                          ------------------   --------
                                           Third       Nine      Nine
                                          Quarter     Months    Months
                                          --------   -------   --------
Included in usual items:
    Loss on closure of Lackawanna Coke      $40.0     $40.0
    Gain on sale of MBR                     (22.2)    (22.2)
    Gain on Met Life conversion                                 ($17.9)
    Gain on sale of Presque Isle                                  (9.0)
    Loss on closure of Metalsite                        3.4
                                          --------   -------   --------
    Total                                 $  17.8     $21.2     $(26.9)
                                          ========   =======   ========

During the third quarter of 2001, we announced we would close our Lackawanna Coke operations. This facility ended operations on September 30, 2001. We recorded a charge of $40 million in connection with the closing, principally to recognize related employee benefit costs. Also in the third quarter, we sold our interest in MBR, a Brazilian iron ore property, for $4 million in cash and $19 million in credits against future iron ore purchases ($8 million of which has already been used) resulting in a $22 million gain. Earlier in 2001, we wrote-off our equity investment in Metalsite, an internet marketplace for steel that ceased operations, resulting in a charge of $3 million.

Operating results for third quarter and nine months of 2001 include pension and OPEB expense of $4 million and $12 million related to incentives provided to certain employees at Burns Harbor to elect early retirement. Earlier during 2001, we received $18 million from the settlement of litigation related to construction of one of our coke oven batteries at Burns Harbor. Nine month operating results include $5 million for the recovery of litigation and maintenance costs already incurred; $13 million was deferred and is being amortized over the remaining useful life of the battery to offset expected higher than normal future maintenance costs.

In early October 2001, we sold the South Buffalo Railway Company in Lackawanna, New York, for $34 million in cash and $3 million in assumed liabilities. There was no gain or loss on the transaction, because any amounts had been recognized in a previous restructuring charge.

During the first nine months of 2000, Metropolitan Life Insurance Company converted from a mutual company owned by its policy owners to a publicly held company. As a policyholder, Bethlehem received $18 million in cash in relation to this conversion, all of which was recognized as a gain. Also, we sold our interest in Presque Isle Corporation for $10 million resulting in a $9 million gain.

Third quarter and nine months of 2000 operating results include a $10 million charge for estimated losses for a fire that occurred on September 30, 2000 at our Coatesville, Pennsylvania operations. During the fourth quarter of 2000, this estimated loss was reduced to $7 million.

5. On August 1, 2001, we purchased the remaining 45% ownership interest of Chicago Cold Rolling (CCR) that we did not already own for $1 million plus assumption of $19 million in debt. The acquisition was accounted for using the purchase method of accounting. Results of operations for the third quarter and nine months of 2001 include the operations of CCR since the date of acquisition.

6. Bethlehem incurred financial accounting losses in 1999 and 2000. Our results to-date and current outlook for the balance of 2001 are worse than we anticipated at the beginning of the year. We now expect to have both a financial accounting and tax loss for 2001. Therefore, we do not expect to use any of the NOL expiring in 2001 in our federal income tax return for the year. In the absence of specific favorable factors, application of FASB Statement No. 109, issued in 1992, and its subsequent interpretations require a 100% valuation allowance for any deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years.

During the second quarter of 2001, we provided a 100% valuation allowance for our deferred tax asset, increasing our non-cash provision for income taxes and net loss for that quarter by $1,009 million ($7.77 per diluted share) and for the first nine months of 2001 by $984 million ($7.58 per diluted share). We provided a 100% valuation allowance for our deferred income tax asset in the third quarter and will continue that policy in the future until we return to an appropriate level of cumulative financial accounting income.

The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. If we are able to generate sufficient taxable income in the future, we will reduce the valuation allowance through a reduction of income tax expense (increasing our stockholders' equity). Any liabilities cancelled as a result of a plan of reorganization under Chapter 11 will reduce our net operating loss carryforward by the amount cancelled and, therefore, in substance will be taxable income.

7. On January 1, 2001, we adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of adopting this standard, we recognized the fair value of all financial derivative contracts as an asset of about $12 million on the balance sheet. An adjustment of $10 million (the $12 million fair value, net-of- tax) was recorded to stockholders' equity through accumulated other comprehensive income (loss). There was no impact on net income. Most of the remaining balance in the accumulated other comprehensive loss is expected to be included in earnings in 2001.

Periodically, we enter into financial contracts to manage risks. We use foreign currency exchange contracts to manage the cost of firm purchase commitments for capital equipment or other purchased goods and services denominated in a foreign currency. We use interest rate swap agreements to fix the interest rate on certain floating rate financings. We use commodity contracts to fix the cost of a portion of our annual requirements for natural gas, zinc and other metals. Generally, foreign currency and commodity contracts are for periods of less than a year. At September 30, 2001, we did not have any foreign currency exchange contracts or interest rate swap agreements.

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

8. In July 2001, the FASB issued Statement No. 142 Goodwill and Other Intangible Assets. Under Statement No. 142, goodwill will no longer be amortized but periodically tested for impairment. We currently recognize goodwill amortization of $12 million per year. We will be required to adopt Statement No. 142 on January 1, 2002 and will discontinue goodwill amortization at that time. While we have not determined other impacts on our financial statements, it is possible that some portion or all or our goodwill will be written-off as impaired in 2002.

FASB also recently issued Statement No. 143, Accounting for Asset Retirement Obligations and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. We must adopt Statement No. 143 in 2003 and Statement No. 144 in 2002. We have not determined the impact, if any, of adopting these pronouncements on our financial statements.

9. The total non-owner changes in stockholders' equity (deficit) was a decrease of $1,404 million and $.2 million for the nine months ended September 30, 2001 and 2000. It was comprised of the net loss, the transition adjustment related to adopting Statement No. 133, and the net unrealized losses on derivative instruments used for hedging.

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVIEW OF RESULTS:

Third Quarter and First Nine Months 2001
Third Quarter and First Nine Months 2000


         We reported a net loss for the third quarter of 2001 of $152 million, or $1.25 per diluted common share. The third quarter results include a $40 million charge for the closure of our Lackawanna, New York, coke facility, offset by a $22 million gain from the sale of our equity interest in MBR, a Brazilian iron ore property. Excluding these unusual items, our third quarter net loss was $134 million, or $1.11 per diluted common share. This compares with a net loss for the third quarter of 2000 of $35 million, or $.34 per diluted common share. The third quarter 2000 results include a pre-tax charge of $10 million ($8 million after-tax, or $.06 per diluted common share) in connection with a fire at our Coatesville, Pennsylvania, operation.

         Sales for the third quarter of 2001 declined about $160 million from the third quarter of 2000. This decline was the result of a decrease in prices on an indexed basis of about $40 per ton and lower shipments of about 117,000 tons.

         Our net loss for the first nine months of 2001 was $1,403 million ($11.02 per diluted common share) compared with a loss of $0.2 million ($.23 per diluted common share) for the same period in 2000. Excluding unusual items, our net loss for the first nine months of 2001 was $398 million ($3.29 per diluted common share) compared with a loss of $22 million ($.40 per diluted common share, after preferred dividends) for the first nine months of 2000. In addition to the unusual items mentioned above, other unusual items in 2001 include: (1) $984 million to fully reserve our deferred tax asset and (2) the $3 million write-off of our equity interest in MetalSite, an Internet marketplace for steel that ceased operations in June. Unusual items during 2000 included after-tax gains totaling $22 million from Metropolitan Life Insurance Company's conversion from a mutual company owned by its policyholders to a publicly-held company and from the sale of our equity interest in a limestone producer.

         Sales for the first nine months of 2001 declined from $3.2 billion to about $2.6 billion. Prices on an index basis were lower by about $40 per ton, while shipments in the first nine months of 2001 declined from 6.7 million tons to 6.1 million tons.


Operating Results

         For the third quarter of 2001, our loss from operations was $109 million, excluding the charge for shutting down our Lackawanna Coke facility and the gain from the sale of MBR. This compares with a loss from operations for the third quarter of 2000 of $24 million

(including $10 million for fire expense). Third quarter 2001 operating results decreased from a year ago mainly as a result of significantly lower realized prices. Prices, on a constant mix basis, were down by about 9%.

         For the first nine months of 2001, our loss from operations was $326 million, excluding unusual items previously mentioned. This compares to income from operations of $20 million, excluding unusual items, for the first nine months of 2000. The $346 million reduction in our results compared with the same period last year was primarily due to lower realized prices and lower shipments. Prices, on a constant mix basis, declined by about 8% and shipments were lower by about 600,000 tons.

         For the third quarter of 2001, our loss from operations of $109 million, excluding unusual items, was $14 million more than the second quarter of 2001. The larger loss was primarily the result of a 9% decline in shipments and a further decline in realized prices.


Subsequent Event

         On October 15, 2001, Bethlehem and 22 of its wholly-owned subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (see Note 3 in accompanying financial statements).
Despite nearly $300 million in net cost reductions since the middle of 1998, we have been unable to overcome the injury caused by record levels of unfairly-traded steel imports and a slowing economy that have severely reduced prices, shipments and production. Since mid-1998, our revenues have been reduced by more than $1.3 billion annually. The resulting operating losses and negative cash flow since the middle of 1998 have severely impaired our financial condition.

         The entire domestic steel industry is suffering from the onslaught of record steel imports since 1998, resulting in over 20 prior steel company bankruptcy filings. The events of September 11 have contributed to a further weakening in demand for consumer products that rely on steel, such as automobiles, appliances and new homes, and to a worsening outlook for near-term performance.

         We continue to manage our business as a debtor-in-possession. As a debtor-in-possession, management is authorized to operate the business but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. Subsequent to the filing of the chapter 11 petitions, we obtained several Bankruptcy Court orders for the payment of certain pre-petition liabilities, such as employee wages and benefits, which has allowed business to continue without interruption.

         During the chapter 11 process and subsequent to negotiations with parties in interest, we expect to submit to the Bankruptcy Court a plan of reorganization to return us to sustained profitability. Key objectives of the plan include improving our capital

<PAGE 11>
structure, working with the United Steelworkers of America (USWA) to improve productivity and further reduce costs, particularly employment and healthcare costs, and finding a solution to our retiree health care obligation. While in chapter 11, we intend to continue working with the federal government to remedy unfair trade practices, reduce excess global steel capacity and foster domestic steel industry consolidation.


Liquidity and Cash Flow

         At September 30, 2001, liquidity, comprising cash, cash equivalents and funds available under our bank credit arrangements, totaled $61 million.
On October 16, 2001, we entered into a debtor-in-possession ("DIP") financing with General Electric Capital Corporation to provide borrowings of up to $450 million for a period not to exceed two years or until a plan of reorganization is confirmed. The DIP financing is collateralized by substantially all of our assets, excluding inventory and those assets that had previously been subject to lien. We pay interest on this financing at our option of either (1) an indexed rate, typically based on the prime rate, plus 2.5% or (2) LIBOR plus 3.5%. The DIP financing contains certain financial performance covenants and restricts our ability to pay dividends. The DIP financing has replaced our $340 million receivables purchase facility, of which approximately $260 was outstanding. Our $320 million secured inventory facility, of which $290 million was borrowed, remains in place as secured debt although we cannot make any additional borrowings under the facility. Upon entry of the interim order approving the DIP financing on October 15, 2001, the DIP financing provided about $140 million additional liquidity which would allow for the payment of post-petition delivery of goods and services and allow operations to continue to meet customer needs. Upon entry of the final order approving the DIP financing, which is expected on November 5, 2001, the additional $50 million of the DIP financing will become available for use.

         For the first nine months of 2001, $57 million of cash was used by operating activities compared with $253 million of cash provided from operating activities for the first nine months of 2000. This change of $310 million was primarily due to higher operating losses partially offset by higher non-cash pension and retiree healthcare expenses. Other major uses of cash during the first nine months of 2001 included debt payments of $61 million, capital expenditures of $60 million and preferred dividends of $20 million. During the third quarter of 2001, we purchased the remaining 45% ownership interest of Chicago Cold Rolling (CCR) that we did not already own for $1 million plus assumption of $19 million of debt. Major uses of cash for year 2001 are expected to include capital expenditures of about $90 million and debt payments of $65 million.

         Major sources of cash during the first nine months of 2001 included $150 million of borrowings under our various financing arrangements and the use of $28 million that was available in our social insurance trust fund to pay retiree healthcare benefits. We received $4 million in cash and $19 million in credits ($8 million of which have been already used) against continuing iron ore purchases from the sale of MBR. We expect to use the remaining credits by the end of 2002. On October 1, 2001, we sold the South Buffalo Railway Company in Lackawanna, New York, for $34 million in cash and $3 million in assumed liabilities.


Dividends

         No dividend was declared on our Common Stock or our three issues of Cumulative Convertible Preferred Stock.


Outlook

         The U.S. economy has slowed considerably during the past year and the events of September 11 have contributed to a further weakening in demand for consumer products that rely on steel such as automobiles and residential construction. While we believe that the recent interest rate cuts by the Federal Reserve and the federal income tax cut will help to support consumer spending, we currently believe that the economy and steel market conditions will remain weak through about the middle of next year.

         We continue to be concerned about the high level of excess world steel capacity and the threat it poses for future levels of unfairly-traded steel imports. We remain encouraged by the investigation by the International Trade Commission (ITC) under Section 201 of the Trade Act of 1974 concerning the injury caused by steel imports on the U.S. steel industry and the negotiations between governments to eliminate inefficient excess capacity in the steel industry worldwide and to eliminate underlying market-distorting subsidies.

         On October 22, 2001, the ITC ruled by a unanimous vote of 6-0 that the domestic steel industry has been seriously injured by steel imports of flat-rolled products and moved the Section 201 steel trade investigation to its next phase. The ITC is expected to develop an effective remedy recommendation for the President's consideration. President Bush has been extremely supportive of the industry, having declared that steel is an essential component of our domestic economy and national security.


Safe Harbor:

         Certain statements in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated in such statements due to a number of factors, including changes arising from our chapter 11 filing, changes in customer spending patterns and in demand for steel products. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, or the effect of the proceedings on our businesses and the interests of various creditors and security holders. Additional factors that may affect our business and financial results are the effect of planned and unplanned outages on our operations; the potential impact of strikes or work stoppages at facilities of our customers and suppliers; the sensitivity of our results to relatively small changes in the prices we obtain for our products; intense competition due to excess global steel capacity, low-cost electric furnace facilities, unfairly-traded steel imports and substitute materials; the consolidation of many of our customers and suppliers; the high capital requirements associated with integrated steel facilities; the significant costs associated with environmental controls and remediation expenditures and the uncertainty of future environmental control requirements; availability and prices associated with raw materials, supplies, utilities and other services and items required by our operations; employment matters, including costs and uncertainties associated with our collective bargaining agreements, and employee postretirement obligations; the effect of possible future closure or exit of businesses; our highly leveraged capital structure and our ability to obtain new capital at reasonable costs and terms; financial difficulties encountered by joint venture partners; and the effect of existing and possible future lawsuits against us. The forward-looking statements included in this document are based on information available to us as of the date of this report, and we assume no obligation to update any of these statements.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

On October 15, 2001, Bethlehem and certain of its direct and indirect subsidiaries filed voluntary petitions under chapter 11 of title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 01-15288 (BRL) through 01-15302
(BRL) and 01-15308 (BRL) through 01-15315 (BRL)). Bethlehem and its subsidiaries remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Prosecution of certain of these actions may be stayed by Bethlehem's chapter 11 filing. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at September 30, 2001.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

             The following is an index of the exhibits included in this Report on Form 10-Q:

            4      Revolving Credit and Guaranty Agreement dated as of
                   October 15, 2001 among Bethlehem Steel Corporation and Certain of Its Subsidiaries, as Borrowers, the Subsidiaries of Bethlehem Steel Corporation Named Therein, as Guarantors, the Lenders party Thereto, and General Electric Capital Corporation, as Administrative Agent.

           11      Statement Regarding Computation of Earnings Per Share.


        (b)  Reports on Form 8-K.

              Bethlehem filed the following Current Reports on Form 8-K with the Securities and Exchange Commission since the end of its Second
         Quarter:

              1. July 3, 2001 - Press release concerning amendments to certain financing arrangements and estimated liquidity at June 30, 2001.

              2. September 14, 2001 - Consent solicitation with respect to Bethlehem's 10-3/8% Senior Notes due 2003.

              3. September 24, 2001 - Press release announcing the election of Robert S. Miller, Jr. as Bethlehem's new Chairman and Chief Executive Officer.

              4. October 2, 2001 - Press release concerning certain asset sales and the status of a new credit agreement.

              5. October 15, 2001 - Press release announcing that Bethlehem and certain of its direct and indirect subsidiaries filed voluntary petitions under chapter 11 of title 11, United States Code in the United States Bankruptcy Court for the Southern District of New York; Bethlehem also filed an affidavit of Lonnie A. Arnett sworn to on the 15th day of October, 2001 in connection with the chapter 11 filing; and issued an additional press release setting forth the Company's unaudited financial statements for the nine-month period ended September 30, 2001.

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


                                    Bethlehem Steel Corporation
                                            (Registrant)
                                    by



                                    /s/ L. A. Arnett
                                    -----------------------------
                                    L. A. Arnett
                                    Vice President and Controller
                                    (principal accounting officer)

Date:  October 30, 2001

                                 EXHIBIT INDEX

    The following is an index of the exhibits included in this Report:

Item
 No.                         Exhibit
----                         -------
 4 Revolving Credit and Guaranty Agreement dated as of October 15, 2001 among Bethlehem Steel Corporation and Certain of Its Subsidiaries, as Borrowers, the Subsidiaries of Bethelhem Steel Corporation Named Therein, as Guarantors,t he Lenders party Thereto, and General Electric Capital Corporation, as Administrative Agent.


11               Statement Regarding Computation of Earnings Per Share

                                                             EXHIBIT (11)

                          Bethlehem Steel Corporation

             Statement Regarding Computation of Earnings Per Share

      (dollars in millions and shares in thousands, except per share data)

   Three Months                                                                  Six Months
Ended September 30                                                           Ended September 30
-------------------                                                          ------------------
  2001       2000       Basic Income (Loss) Per Share                          2001       2000
  ----       ----       -----------------------------                          ----       ----

($152.2)    ($34.8)   Net Income (Loss)                                    ($1,402.5)     ($0.2)
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                                (7.5)      (7.5)
   (3.1)      (3.1)     $5.00 Preferred Dividend                                (9.4)      (9.4)
   (4.5)      (4.5)     $3.50 Preferred Dividend                               (13.4)     (13.4)
   (0.1)      (0.1)     5% Preference Dividend                                  (0.3)      (0.3)
--------   --------                                                        ----------   --------
  (10.2)     (10.2)         Total Preferred and Preference Dividends           (30.6)     (30.6)
--------   --------                                                        ----------   --------
($162.4)    ($45.0)   Net Income (Loss) Applicable to Common Stock         ($1,433.1)    ($30.8)
========   ========                                                        ==========   ========

130,240    132,055    Average Shares of Common Stock                         129,992    131,637

 ($1.25)    ($0.34)   Basic Income (Loss) Per Share                          ($11.02)    ($0.23)
========   ========                                                        ==========   ========


                        Diluted Income (Loss) Per Share
                        -------------------------------

($152.2)    ($34.8)   Net Income (Loss)                                    ($1,402.5)     ($0.2)
                      Less Dividend Requirements:
   (2.5)      (2.5)     $2.50 Preferred Dividend                                (7.5)      (7.5)
   (3.1)      (3.1)     $5.00 Preferred Dividend                                (9.4)      (9.4)
   (4.5)      (4.5)     $3.50 Preferred Dividend                               (13.4)     (13.4)
   (0.1)      (0.1)     5% Preference Dividend                                  (0.3)      (0.3)
--------   --------                                                        ----------   --------
($162.4)    ($45.0)   Net Income (Loss) Applicable to Common Stock         ($1,433.1)    ($30.8)
========   ========                                                        ==========   ========
                      Average Shares of Common Stock and
                      Other Potentially Dilutive Securities Outstanding:
130,240    132,055      Common Stock                                         129,992    131,637
   -          -         Stock Options                                           -          -
   *          *         $2.50 Preferred Stock                                   *          *
   *          *         $5.00 Preferred Stock                                   *          *
   *          *         $3.50 Preferred Stock                                   *          *
   *          *         5% Preference Stock                                     *          *
--------   --------                                                        ----------   --------
130,240    132,055              Total                                        129,992    131,637
========   ========                                                        ==========   ========
 ($1.25)    ($0.34)   Diluted Incomes (Loss) Per Share                       ($11.02)    ($0.23)
========   ========                                                        ==========   ========


*  Antidilutive