Form 10-K
period 2001-12-31
BETHLEHEM STEEL CORP /DE/
filed 2002-02-05
CIK 11860

2001

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 F O R M  10-K
(Mark One)
  x  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 ---
     of 1934 For the Fiscal Year Ended December 31, 2001

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

Common Stock--$1 par value per share              New York Stock Exchange
                                                  Chicago Stock Exchange
Preference Stock Purchase Rights                  New York Stock Exchange
                                                  Chicago Stock Exchange
Preferred Stock -- $1 par value per share
 $5.00 Cumulative Convertible                      New York Stock Exchange
 (stated value $50.00 per share)
 $2.50 Cumulative Convertible                      New York Stock Exchange
 (stated value $25.00 per share)
 8.45% Debentures.  Due March 1, 2005              New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---   ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
                             ---

Aggregate Market Value of Voting Stock held by Non-Affiliates:  $63,391,747

    The amount shown is based on the closing price of Bethlehem Common Stock on the New York Stock Exchange Composite Tape on January 28, 2002. Voting stock held by directors and executive officers of Bethlehem is not included in the computation. However, Bethlehem has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of Shares of Common Stock outstanding as of January, 28, 2002:
130,887,770

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                    PART I


ITEM 1. BUSINESS.

    On October 15, 2001, Bethlehem(1) and 22 of its wholly owned subsidiaries filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 01-15288 (BRL) through 01-15302 (BRL) and 01-15308 (BRL)
through 01-15315 (BRL)). The chapter 11 cases are being jointly administered for procedural purposes under Case No. 01-15288 (BRL). Bethlehem and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses and manage their properties as debtors-in-possession. Despite nearly $300 million in net cost reductions since the middle of 1998, Bethlehem has been unable to overcome the injury caused by record levels of unfairly-traded steel imports and a slowing economy that has severely reduced prices, shipments and production. Since mid-1998, Bethlehem's revenues have been reduced by about $1.4 billion annually. The resulting operating losses and negative cash flow severely impaired Bethlehem's financial condition.

    As a result of the chapter 11 filing, there is no assurance that the carrying amounts of the assets will be realized or that liabilities will be settled for amounts recorded. Bethlehem also is continuing to pursue various strategic alternatives including, among other things, possible consolidation opportunities, joint ventures with other steel operators, a stand-alone plan of reorganization and liquidation of part or all of Bethlehem's assets. Such alternatives are in an early stage and have not been implemented, nor can there be any assurance that any such alternatives will be implemented. After further consideration of such alternatives and negotiations with various parties in interest, Bethlehem expects to present a chapter 11 plan, which will likely cause a material change to the carrying amount of assets and liabilities in the financial statements.

    For further information on Bethlehem's chapter 11 cases, see "PART 1, ITEM
3. LEGAL PROCEEDINGS", "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Note B" under "PART IV,
ITEM 14(a)(1).  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of this Report.

Operations
----------

        Bethlehem produces a wide variety of steel mill products including hot-rolled, cold-rolled and coated sheets, tin mill products, carbon and alloy plates, rail, specialty blooms, carbon and alloy bars and large-diameter pipe. Bethlehem's principal steel operations include the Burns Harbor Division, the Sparrows Point Division and the Pennsylvania Steel Technologies Division. Bethlehem also has iron ore operations (which provide raw materials to Bethlehem's steelmaking facilities at the Burns Harbor Division or sell such materials to trade customers), railroad and trucking operations (which transport raw materials and semifinished steel products within various Bethlehem operations and serve other customers) and lake shipping operations (which primarily transport raw materials to the Burns Harbor Division). See "PART I, ITEM 2. PROPERTIES" of this Report for a description of the facilities of these business units and operations.

---------------
1 "Bethlehem" when used in this Report means Bethlehem Steel Corporation, a Delaware corporation, and where applicable includes its consolidated subsidiaries. Bethlehem was incorporated in Delaware in 1919.

     The following table shows production information for Bethlehem and for the domestic steel industry. The information regarding the domestic steel industry is based on data from the American Iron and Steel Institute ("AISI"):




                                                  2001     2000      1999
                                                  ----     ----      ----

Domestic steel industry raw steel production
 capability (million of net tons) .............   125.5    130.3    128.2
Domestic steel industry raw steel production
 (million of net tons).........................    99.3*   112.2    107.4
Domestic steel industry average raw steel
 utilization rate..............................     80%      86%      84%
Bethlehem's raw steel production capability
 (million of net tons).........................    11.0     11.3     11.3
Bethlehem's raw steel production (million of
 net tons).....................................     8.8     10.0      9.4
Bethlehem's average raw steel utilization rate.     79%      88%      83%
Bethlehem's production as a percent of the
 domestic steel industry.......................    8.8%     8.9%     9.4%

__________
*  Preliminary


    Of Bethlehem's 2001 raw steel production, 89 percent was produced by basic oxygen furnaces and 11 percent by electric furnaces.

    Bethlehem's operations are subject to planned and unplanned outages due to required maintenance, equipment malfunctions, work stoppages, various hazards (including explosions, fires and severe weather conditions) and the availability of raw materials, supplies, utilities and other items needed for the production of steel. These outages could result in reduced production and increased costs.

Markets
-------

    For information on Bethlehem's principal markets, see "Operating Results" under "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report. Many of the markets Bethlehem supplies, such as automotive, machinery and construction, are highly cyclical and subject to downturns in the U.S. economy. Also, many of Bethlehem's customers and suppliers are subject to collective bargaining agreements, and their ability to operate could be adversely affected by a strike or work stoppage.

    Consolidation of customers in major steel-consuming industries, such as the automotive and container industries, has increased their buying leverage and may make it more difficult to increase steel prices in the future.

    Bethlehem distributes steel products principally through its own sales organization, which has sales offices at various locations in the United States and Mexico, and through foreign sales agents. In addition to selling to customers who consume steel products directly, Bethlehem sells steel products to steel service centers, distributors, processors and converters. Export sales were 3 percent of total sales in each of the last three years.

    Trade orders on hand were about $0.6 billion at December 31, 2001, and $0.9 billion at December 31, 2000. Substantially all of the orders on hand at December 31, 2001, are expected to be filled in 2002.

Steel Price Sensitivity
-----------------------

    Bethlehem's financial results are significantly affected by relatively small (on a percentage basis) variations in the realized prices for its products. For example, Bethlehem shipped 7.8 million net tons of steel products and recorded net sales of $3.3 billion during 2001, implying an average realized price per ton of about $430. A one percent increase or decrease in this implied average realized price during 2001 would, on a pro forma basis, have resulted in an increase or decrease in net sales and pre-tax income of about $35 million. Competitive pressures in the steel industry are severe. These pressures could limit Bethlehem's ability to obtain price increases or could lead to a decline in prices, which could have a material adverse effect upon Bethlehem.

Competition
-----------

    The global steel industry is highly competitive. This competition affects the prices that Bethlehem can charge for its products, the utilization of its production facilities, its ability to sell higher value products and ultimately its profitability.

    Capacity.  There is excess world capacity for many of the products produced
    --------
by Bethlehem. In addition, overcapacity has been perpetuated by the continued operation, modernization and upgrading of marginal domestic facilities through bankruptcy reorganization proceedings and by the sale of marginal domestic facilities to new owners, which operate such facilities with a lower cost structure. Over the next few years, new domestic capacity in the plate market and potential new domestic capacity in the rail market are expected to increase competition in these products where Bethlehem now has a large domestic market share.

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

    Imports.  Domestic steel producers also face significant competition from
    -------
foreign producers and have been, and may continue to be, adversely affected by unfairly-traded imports. In certain cases, foreign producers may be pricing their products below their production costs. Imports of finished steel products accounted for about 21 percent of the domestic market in 2001, 24 percent in 2000 and 22 percent in 1999.

    The following table, which is based on data reported by the AISI, shows the percentage of the domestic apparent consumption of steel mill products supplied by imports for various classes of products.

                                               2001*    2000    1999
                                               ----     ----    ----

        Rail ..............................     37%      30%     37%
        Plates ............................     15       16      16
        Tin mill products .................     19       18      20
        Hot-rolled and cold-rolled sheets..     15       21      21
        Coated sheets .....................     10       10      11
        All products** ....................     24       27      26


*   Preliminary

** Excludes steel imported in the form of manufactured goods, such as automobiles, but includes semifinished steel.

    Excluding semifinished steel, imports of steel mill products were about
23.7 million tons in 2001, 29.7 million tons in 2000 and 27.1 million tons in 1999.

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

    In November 2000, Bethlehem, three other domestic producers and the United Steelworkers of America ("USWA") initiated antidumping actions and countervailing duty cases against various countries alleging that imports of hot-rolled carbon steel violated U.S. trade laws. Favorable initial injury determinations were made in all of the cases. In April 2001, the DoC assessed tariffs against 16 countries based on its determination that such countries were unfairly trading hot-rolled carbon steel in the U.S. The ITC's determination of material injury in November 2001 permitted the implementation of these tariffs.

    In June 2001, the Bush Administration initiated an investigation under
Section 201 of the Trade Act to determine if the domestic steel industry was being injured as a result of foreign steel imports. In October 2001, the ITC made preliminary determinations that the markets and domestic producers of nearly all flat-rolled steel products were likely to suffer significant injury as a result of imports. In December 2001, the ITC submitted its remedy recommendations to President Bush, whose remedy decision is due in early March of this year.

    In September 2001, Bethlehem and various other domestic producers initiated antidumping actions and countervailing duty cases against 21 countries alleging that imports of cold-rolled sheet violated U.S. trade laws. In November 2001, the ITC made favorable initial injury determinations in all of the cases.

    In addition, there are currently orders in effect concerning imports from various countries of a number of Bethlehem's products, including corrosion-resistant steel, cut-to-length and clad plate, plate in coils and tin plate.

    Substitute Materials.  For many steel products, there is substantial
    --------------------
competition from manufacturers of products other than steel, including aluminum, ceramics, carbon fiber, concrete, glass, plastic and wood. Changes to the relative competitiveness of these substitute materials and the emergence of additional substitute materials could adversely affect future prices and demand for Bethlehem's products.

Capital Expenditures
--------------------

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

Environment
-----------

    Bethlehem's operations are subject to a broad range of laws and regulations relating to the protection of human health and the environment. In the past, the company has expended, and can be expected to expend in the future, substantial amounts to attain ongoing compliance with federal, state and local laws and regulations, including the Clean Air Act, the Resource Conservation and Recovery Act ("RCRA") and the Clean Water Act. In addition, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA", also known as "Superfund") and similar state statutes, Bethlehem has been identified as a potentially responsible party at a number of sites requiring evaluation and remediation. Expenditures for environmental compliance are discussed in "Environmental Matters" under "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report and those expenditures are not projected to have a material adverse effect on Bethlehem's consolidated financial position or on its competitive position with respect to other similarly situated domestic steelmakers subject to the same environmental requirements.

    Under RCRA, the owners of certain facilities that manage hazardous wastes are required to investigate and, if appropriate, remediate historic environmental contamination found at the facility. Except as noted below, all of Bethlehem's major operating and inactive facilities may be subject to this "Corrective Action Program", and Bethlehem has implemented, or is currently implementing, corrective action programs at its facilities located in Steelton, Pennsylvania; Lackawanna, New York; Burns Harbor, Indiana; and Sparrows Point, Maryland.

    At Steelton, Bethlehem completed a RCRA Facility Investigation ("RFI"), a Corrective Measures Study ("CMS") and a remediation program approved by the United States Environmental Protection Agency ("EPA"), and completed the remediation in 1994. At Lackawanna, Bethlehem is conducting an RFI pursuant to an Administrative Order on Consent with the EPA. At Burns Harbor, Bethlehem is also conducting an RFI in accordance with an EPA approved work plan. At Sparrows Point, Bethlehem, the EPA and the Maryland Department of the Environment have agreed to a phased RFI as part of a comprehensive multimedia pollution prevention agreement, which was entered by the U.S. District Court for Maryland on October 8, 1997. The potential costs, as well as the timeframe for the implementation of possible remediation activities, if any, at Lackawanna, Burns Harbor and Sparrows Point cannot be reasonably estimated until the RFIs have been completed and approved. Nonetheless, based on current information, Bethlehem would expect any potential cash requirements for these sites to be incurred over a protracted period of years and, in any event, not to be material.

    At its former plant in Bethlehem, Pennsylvania, the Company is conducting remedial investigations pursuant to the Pennsylvania Land Recycling ("Brownfields") Program in conjunction with comprehensive redevelopment plans. These investigations are being performed with input and oversight from both the Pennsylvania Department of Environmental Protection and the EPA Region III corrective action staff to ensure that the actions taken are acceptable to both state and federal regulatory authorities.

    Bethlehem does not believe that the operations it acquired as part of the Lukens merger in 1998 are subject to the RCRA Corrective Action Program and, therefore, any remediation associated with those facilities will be addressed as appropriate in the ongoing course of business. Bethlehem may have some residual liability for remediation associated with historic Lukens facilities, or those that have been sold or shut down since the merger, but any such liabilities are not anticipated to be material.

    Under CERCLA, the EPA can impose liability for site remediation on generators and transporters of waste, as well as past and present owners and operators of the sites where the waste was disposed of, regardless of fault or the legality of the disposal activities. Bethlehem is involved in approximately 34 sites where it has been advised that it may be considered a potentially responsible party under CERCLA or corresponding state statutes. Based on its experience regarding site remediation, as well as its knowledge of and extent of involvement in such sites, Bethlehem's share of costs for remediation of these sites should not be material.

    Bethlehem has been required to pay various fines and penalties relating to violations or alleged violations of laws and regulations in the environmental control area. Bethlehem paid about $350,000 in 2001, $134,000 in 2000 and $74,000 in 1999 for such fines and penalties.

    For further information on Bethlehem's environmental matters, see "Environmental Matters" under "PART II, ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report.

Purchased Materials and Services
--------------------------------

    Bethlehem purchases over $2 billion per year of raw materials, energy, equipment, goods and services from commercial sources in about 40 countries. Bethlehem's profitability could be adversely affected by difficulties in obtaining these items, along with the terms and prices paid for them. These difficulties could include such things as labor strikes, political instability, credit availability and natural disasters. There has also been a significant consolidation among suppliers of raw materials to the steel industry, especially energy and iron ore, putting Bethlehem at an economic disadvantage in resisting upward cost pressures. See "PART I, ITEM 2. PROPERTIES -- Raw Material Properties and Interests" of this Report for a further description of the sources of raw materials essential to Bethlehem's steelmaking business.

Technology
----------

    Bethlehem performs research to improve existing products, develop new products and make operating processes more efficient. During 2001, 2000 and 1999, Bethlehem spent about $20 million, $20 million and $21 million, respectively, for research and development. Bethlehem owns a number of U.S. and foreign patents that relate to a wide variety of products and processes, has pending patent applications and is licensed under a number of patents. During 2001, eight U.S. patents covering a variety of new developments were awarded to Bethlehem. However, Bethlehem believes that no single patent or license or group of patents or licenses is of material importance to its overall business. Bethlehem also owns registered trademarks for certain of its products and service marks for certain of its services which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.

Employment
----------

    At the end of 2001, Bethlehem had about 13,100 employees, 80 percent of whom are covered by agreements with the USWA. A strike or work stoppage could impact Bethlehem's ability to operate if it is unable to negotiate new agreements with its represented employees when the existing agreements expire. Also, Bethlehem's profitability could be adversely affected if increased costs associated with any future contract are not recoverable through productivity improvements or price increases.

    For further information on Bethlehem's employment matters, see "Employees and Employment Costs" under "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report.

Employee Postretirement Obligations
-----------------------------------

    Bethlehem provides pension, health care and life insurance benefits to most retirees and their dependents. These future benefits have not been fully funded and, therefore, Bethlehem has substantial financial obligations on its balance sheet. At December 31, 2001, Bethlehem had recorded a liability of $1,624 million for pensions and $2,047 million for postretirement benefits other than pensions. To the extent competitors do not have similar obligations, Bethlehem has a competitive disadvantage. Also, significant increases in health care costs would adversely affect Bethlehem's future profits and cash requirements.

    For further information of Bethlehem's pension and other postretirement benefit funding and obligations, see "Liquidity and Cash Flow" under "PART II,
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report.

Joint Ventures, Partnerships, Facility Sharing Arrangements and Mergers
-----------------------------------------------------------------------

    Bethlehem has considered, and discussed with others, various opportunities for joint ventures, partnerships, facility sharing arrangements and mergers of all or part of Bethlehem. Bethlehem will continue to explore such opportunities. See "PART I, ITEM 2. PROPERTIES" of this Report for a description of joint ventures in which Bethlehem participates.

Businesses Exited
-----------------

    In recent years, Bethlehem has shut down or sold several facilities and operations. Since 1996, Bethlehem recorded net charges of $411 million in connection with these actions.

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

Capital Structure
-----------------

    Bethlehem's capital structure is highly leveraged. For information on Bethlehem's capital structure, see "Liquidity and Cash Flow" under "PART II,
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report.

Forward-Looking Statements
--------------------------
    Bethlehem and its representatives may from time to time make forward-looking statements in reports filed with the Securities and Exchange Commission, reports to stockholders, press releases, other written documents and oral presentations. These forward-looking statements may include, among others, statements concerning its chapter 11 bankruptcy cases, projected levels of sales, shipments and income, pricing trends, anticipated cost-reductions, product mix, anticipated capital expenditures and other future plans and strategies.

    As permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Bethlehem is identifying in this Report important factors that could cause Bethlehem's actual results to differ materially from those projected in these forward-looking statements. These factors include, but are not necessarily limited to:

    .  changes arising from Bethlehem's chapter 11 cases;

    .  the length of time Bethlehem will operate under chapter 11 protection;

    .  the outcome of the chapter 11 cases in general;

    . whether Bethlehem will continue to operate under its current organizational structure;

    .  whether there will be a major steel industry consolidation effort;

    . the effect of the chapter 11 cases on Bethlehem's businesses, including customer and supplier reactions and the interests of various creditors and security holders;

    . changes in customer spending patterns, supplier choices and demand for steel products;

    .  the effect of planned and unplanned outages on Bethlehem's operations;

    . the potential impact of strikes or work stoppages at facilities of Bethlehem's customers and suppliers;

    . the sensitivity of Bethlehem's results to relatively small changes in the prices it obtains for its products;

    . intense competition due to excess global steel capacity, low-cost electric furnace facilities, imports (especially unfairly-traded imports) and substitute materials;

    .  the consolidation of many of Bethlehem's customers and suppliers;

    . the high capital requirements associated with integrated steel facilities;

    . the significant costs associated with environmental controls and remediation expenditures and the uncertainty of future environmental control requirements;

    . availability, prices and terms associated with raw materials, supplies, utilities and other services and items required by Bethlehem's operations;

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

    "PART I, ITEM 1. BUSINESS", "PART I, ITEM 3. LEGAL PROCEEDINGS" and "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report discuss these factors in more detail and are incorporated by reference into this section. The forward-looking statements included in this document are based on information available to Bethlehem as of the date of this report. Bethlehem does not undertake to update any forward-looking statements that may be made from time to time by Bethlehem or its representatives.

ITEM 2. PROPERTIES.

Burns Harbor Division
---------------------
    Location:  In Indiana, on Lake Michigan, about 50 miles southeast of
    --------
Chicago, Illinois, and in Lackawanna, New York, on Lake Erie.

    Principal products and markets:  Hot-rolled, cold-rolled,
    ------------------------------
electrogalvanized, hot-dip galvanized and galvannealed sheet, alloy and carbon plate and coke. Its principal markets include automotive, service centers, construction, machinery and appliance.

    Principal facilities:  A sintering plant, coke oven batteries (one of which
    --------------------
is operated by Burns Harbor for the battery's owner), two blast furnaces, including coal injection facilities, three basic oxygen furnaces with a combined annual raw steel production capability of about 5 million tons, a vacuum degassing facility, two continuous slab casters with a combined annual production capability of about 4.8 million tons, an 80-inch hot-strip mill, two continuous pickling lines, an 80-inch five-stand cold reducing mill, sheet finishing mills, a continuous heat treating line, batch annealing facilities, a 72-inch hot-dip galvanizing line, a 110-inch sheared plate mill including two continuous reheat furnaces, a roughing mill, a finishing mill and a normalizing furnace, and a 160-inch sheared plate mill including two continuous reheat furnaces, four batch reheat furnaces, a roughing mill, a finishing mill, an in-line accelerated cooling facility, a quench and temper line and a batch normalizing furnace. Burns Harbor manages, effective January 1, 2002, Bethlehem's wholly owned subsidiary Chicago Cold Rolling, L.L.C., which operates a 68-inch single-stand four-high reversing cold mill with an annual production capability of more than 300,000 tons, six hydrogen batch anneal furnaces and a 68-inch four- high temper mill. Burns Harbor also operates a cold reducing mill, a continuous pickling line and a galvanizing line in Lackawanna, New York.

    Burns Harbor continuously casts about 100 percent of its total production volume. Burns Harbor's utilization of raw steel production capability was 88 percent during 2001.

Sparrows Point Division
-----------------------

    Location:  On the Chesapeake Bay, near Baltimore, Maryland, and in
    --------
Coatesville and Conshohocken, Pennsylvania.

    Principal products and markets:  Hot-rolled, cold-rolled, hot-dip
    ------------------------------
galvanized and Galvalume(R) sheet, tin mill products, carbon plate, high-strength, low alloy plate, commercial alloy plate, military alloy plate, coiled and cut plate and clad plate. Its principal markets for these products include construction, containers, service centers, transportation, infrastructure, machinery, equipment, environmental and engineering.

    Principal facilities:  Maryland:  A sintering plant, a large blast furnace,
    --------------------
two basic oxygen furnaces with an annual raw steel production capability of about 4 million tons, a two-strand continuous slab caster, a 68-inch hot-strip mill, a new continuous pickling and cold reducing mill, two galvanizing lines, a Galvalume(R) line, a 48-inch hot-dip galvanizing/Galvalume(r) line and tin mill facilities that include tin and chrome plating lines. Coatesville: an electric arc furnace with an annual raw steel production capability of about 900,000 tons, two plate mills (140-inch and 206-inch) and heat treating facilities. Conshohocken: a 110-inch Steckel mill, two reheat furnaces, a roughing mill, an in-line cooling and cut-to-length line, a quench and temper line and a batch heat-treating system.

    Sparrows Point continuously casts about 100 percent of its total production volume at its Maryland facilities and about 54 percent at its Pennsylvania facilities. Sparrows Point's utilization of raw steel production capability was 82 percent during 2001.

Pennsylvania Steel Technologies Division ("PST")
------------------------------------------------

    Location:  In Steelton, Pennsylvania.
    --------

    Principal products and markets:  Railroad rails, specialty blooms, flat
    ------------------------------
bars and large-diameter pipe for the oil and gas industries.

    Principal facilities:  DC electric arc furnace with an annual raw steel
    --------------------
production capability of about 1.1 million tons, a ladle furnace, a vacuum degassing facility, a continuous bloom caster, a 44-inch blooming mill, a 28-inch rail mill, in-line rail head-hardening facilities, finishing and shipping facilities for long-length (80-foot) rails, a 20-inch bar mill and an electric fusion welded pipe mill.

    PST's utilization of raw steel production capability was 36 percent during 2001.

    Effective January 1, 2002, Bethlehem modified its organizational structure by creating a new "Pennsylvania Division". The Pennsylvania Division consists of PST and Bethlehem's Coatesville and Conshohocken plants, which were formerly part of the Sparrows Point Division.

Joint Ventures
--------------

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

    . Columbus Processing Company LLC (located in Columbus, Ohio) -- operates a steel slitting and warehousing facility.

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

    . Indiana Pickling and Processing Company (located in Portage, Indiana) -- operates a pickling line.

    . TWB Company (located in Monroe, Michigan) -- operates a facility producing laser-welded blanks for the automotive industry.

    . Bethlehem Roll Technologies LLC (located in Sparrows Point, Maryland) -- operates a facility for grinding steel mill rolls for Bethlehem and others.

    . Chesapeake Heavy Machine Services, L.L.C. (located in Sparrows Point, Maryland) -- manages and markets the services of a machine shop.

    . BethNova Tube, LLC (located in Jeffersonville, Indiana) -- produces tubes for use in hydroforming automobile and truck parts.

    Bethlehem also has an indirect equity interest in an iron ore property. See "Raw Material Properties and Interests" below.

Raw Material Properties and Interests
-------------------------------------

    Iron Ore. Bethlehem owns 70 percent of a company that owns and operates an iron ore mine located in Minnesota, which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 2001, sufficient to produce at least 175 million tons of iron ore pellets. During 1997, Bethlehem sold its equity interest in Iron Ore Company of Canada ("IOC"). Bethlehem continues as a customer of IOC and purchases iron ore at prices which approximate market. In addition to the estimated reserves at its operating property in Minnesota, Bethlehem also has an indirect equity interest in an undeveloped iron ore property located in Minnesota which (excluding tonnages applicable to interests owned by others) it estimates contained recoverable reserves at December 31, 2001, sufficient to produce at least 128 million tons of iron ore pellets. During 2001, Bethlehem sold

Belem Administracoes e Participacoes, Ltda., a Brazilian company which had an indirect ownership interest in MBR, a Brazilian iron ore mining company.

    The iron ore operating property in which Bethlehem owns 70 percent has mining and processing facilities which can supply a majority of Bethlehem's current annual iron ore requirements. The location of Bethlehem's steel operations and the iron ore products best suited to these facilities determine when Bethlehem sells, exchanges or purchases iron ore. These purchases have been from various sources under a variety of arrangements.

    Bethlehem's share of the annual iron ore production by enterprises in which it has ownership interests, for Bethlehem's use or sale to trade customers, was
5.3 million tons in 2001 and 8.4 million tons in 2000. In addition to these sources, Bethlehem purchased 4.9 million tons of iron ore in 2001 and 4.6 million tons of iron ore in 2000 from sources in which it had no ownership interests. In 2001 and 2000, Bethlehem obtained about 51 percent and 62 percent, respectively, of its iron ore requirements from operations in which it had ownership interests.

    No iron ore trade sales commitments exist for 2002 and beyond.

    Coal and Coke.  Bethlehem purchases all of the coal it uses from commercial
    -------------
sources. As described above, Bethlehem operates a coke-making facility at Burns Harbor, Indiana.

    Other Raw Materials.  Bethlehem purchases its other raw material
    -------------------
requirements from commercial sources.

Transportation
--------------

    Bethlehem owns eight subsidiary shortline railroads which transport raw materials and semifinished steel products within various Bethlehem operations and serve other customers on their lines. Bethlehem manages an interstate trucking company serving Bethlehem's operations and other facilities and manages a rail/truck intermodal facility in Bethlehem, Pennsylvania.

    The Burns Harbor Division operates two 1,000-foot ore vessels (under long-term charters), which are used for the transportation of iron ore on the Great Lakes.

General
-------

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

    Bethlehem owns all of its principal operations and facilities except for the following facilities that have been sold and which it operates under leases or operating agreements: No. 1 Coke Oven Battery at Burns Harbor; the wide continuous slab casting equipment at Sparrows Point; and two lake vessels that transport iron ore to Burns Harbor.

ITEM 3. LEGAL PROCEEDINGS.

    On October 15, 2001, Bethlehem and 22 of its wholly owned subsidiaries filed voluntary petitions under chapter 11 of title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 01-15288 (BRL) through 01-15302 (BRL) and 01-15308 (BRL) through 01-15315 (BRL)). Bethlehem and its subsidiaries remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. As a result of the chapter 11 cases, all pending litigation against Bethlehem and its subsidiaries is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against Bethlehem and its subsidiaries.

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

    Bethlehem has been and is a party to numerous legal proceedings incurred in the ordinary course of its business. These proceedings include a large number of cases in which plaintiffs allege injury due to exposure to asbestos, allegedly resulting from past operations of Bethlehem and others. All of the asbestos cases resolved to date have either been dismissed as to Bethlehem or settled for immaterial amounts. Bethlehem cannot predict with certainty the outcome of any legal proceedings to which it is a party. In Bethlehem's opinion, however, adequate reserves have been recorded for losses that are likely to result from all legal proceedings. To the extent that such reserves prove to be inadequate, Bethlehem would incur a charge to earnings which could be material to its future results of operations in particular quarterly or annual periods. The outcome of these proceedings, however, is not currently expected to have a material adverse effect on Bethlehem's consolidated financial position.

    See "PART I, ITEM 1. BUSINESS -- Environment" of this Report for a discussion of Bethlehem's potential responsibilities for environmental cleanup at certain sites under RCRA and CERCLA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Registrant.

    The executive officers of Bethlehem as of February 1, 2002, are as follows:



             Name             Age              Position
             ----             ---              --------

Robert S. Miller               60   Chairman and Chief Executive Officer

William H. Graham              56   Senior Vice President (Law), General
                                    Counsel and Secretary

Leonard M. Anthony             47   Senior Vice President and Chief Financial
                                    Officer

Lonnie A. Arnett               55   Vice President (Accounting), Controller
                                    and Chief Accounting Officer

Ronald F. Chango               54   President, Burns Harbor Division

Blaise E. Derrico              47   Treasurer

Stephen G. Donches             56   Vice President (Public Affairs)

Andrew R. Futchko              58   Vice President and General Manager,
                                    Pennsylvania Division

Robert J. Jones                57   Vice President (Operations Services)

John L. Kluttz                 59   Vice President (Union Relations)

Dr. Carl F. Meitzner           62   Vice President (Strategic Planning
                                    and Business Development)

Daniel J. Mull                 50   Vice President (Commercial) and Chief
                                    Commercial Officer

Van R. Reiner                  53   President, Sparrows Point Division

Dorothy L. Stephenson          52   Vice President (Human Resources)





    All of the executive officers, except for Mr. Miller, have held responsible management or professional positions with Bethlehem or its subsidiaries for more than the past five years. Mr. Miller joined Bethlehem as an executive officer and director on September 24, 2001.

    Bethlehem's By-laws provide that the Board of Directors annually chooses the officers and that each officer holds office until his or her successor is elected, or his or her death, resignation or removal.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED SECURITY HOLDER MATTERS.

    As of January 28, 2002, about 30,500 stockholders of record held 130,887,770 shares of Bethlehem Common Stock. The principal market for Bethlehem Common Stock is the New York Stock Exchange ("NYSE"). Bethlehem Common Stock is also listed on the Chicago Stock Exchange. Bethlehem issued a press release on December 13, 2001 announcing that it has been advised by the NYSE that it has fallen below the NYSE's continued listing criteria relating to minimum share price. The NYSE may grant a period up to six months during which Bethlehem must conform to the continued listing criteria.

    Dividends on Bethlehem Common Stock are paid quarterly when declared by Bethlehem's Board of Directors. Bethlehem has not paid a dividend on its Common Stock since the fourth quarter of 1991. During 2001, Bethlehem declared and paid only the first and second quarter dividends on its Preferred Stock. Under Delaware law, beginning with the second quarter of 2001, Bethlehem had insufficient "surplus" to pay dividends on its Preferred and Common Stock. Therefore, the remaining 2001 quarterly dividends are in arrears. Dividend payments are also restricted by Bethlehem's debtor-in-possession financing with General Electric Capital Corporation.

    The following table shows the high and low sales prices of Bethlehem Common Stock as reported in the consolidated transaction reporting system. The closing sale price of Bethlehem Common Stock on January 28, 2002, was $.49.




                                         2001                2000
                                         ----                ----
                                     Sales Prices         Sales Prices
                                     ------------         ------------
   Period                           High        Low      High        Low
   ------                           ----        ---      ----        ---
First Quarter..................     $3.09     $  1.69    $9.31     $5.44
Second Quarter.................      4.30        1.66     6.19      3.56
Third Quarter..................      2.46        1.01     4.75      2.75
Fourth Quarter.................      1.46         .15     3.06      1.63

ITEM 6. SELECTED FINANCIAL DATA.

Five-Year Financial and Operating Summaries


Five-Year Financial and Operating Summaries

================================================================================================================
(Dollars in millions, except per share data)      2001         2000          1999          1998          1997
----------------------------------------------------------------------------------------------------------------
Earnings Statistics
Net sales                                    $   3,334.3  $   4,094.4   $   4,023.2   $   4,583.5   $   4,741.7

Costs and Expenses:
  Employment costs                               1,265.0      1,331.0       1,291.0       1,367.0       1,439.0
  Materials and services                         2,273.8      2,557.5       2,607.4       2,698.9       2,794.3
  Depreciation and amortization                    253.1        260.3         257.5         246.5         231.0
  Taxes (other than employment and
    income taxes)                                   36.2         41.1          45.9          46.6          38.4
  Unusual items                                    372.3        (20.9)            -          35.0        (135.0)
                                             ------------ ------------  ------------  ------------  ------------
Total Costs and Expenses                         4,200.4      4,169.0       4,201.8       4,394.0       4,367.7
                                             ------------ ------------  ------------  ------------  ------------
Income (loss) from operations before
  reorganization items                            (866.1)       (74.6)       (178.6)        189.5         374.0
Reorganization items                                (8.1)          -             -             -             -
Financing income (expense):
  Interest and other financing costs               (93.3)       (75.4)        (51.9)        (55.4)        (47.5)
  Interest income                                    1.9          6.6           8.3          10.0           9.2
Benefit (provision) for income taxes              (984.0)        25.0          39.0         (24.0)        (55.0)
                                             ------------ ------------  ------------  ------------  ------------
Net income (loss)                               (1,949.6)      (118.4)       (183.2)        120.1         280.7
Dividend requirements on Preferred and
  Preference Stock                                  40.5         40.7          41.2          41.7          41.6
                                             ------------ ------------  ------------  ------------  ------------
Net income (loss) applicable to
  Common Stock                               $  (1,990.1) $    (159.1)  $    (224.4)  $      78.4   $     239.1
                                             ============ ============  ============  ============  ============

Net income (loss) per Common share - basic   $    (15.30) $     (1.21)  $     (1.72)  $      0.64   $      2.13
                                   - diluted $    (15.30) $     (1.21)  $     (1.72)  $      0.64   $      2.03
----------------------------------------------------------------------------------------------------------------
Balance Sheet Statistics

Cash and cash equivalents                    $     104.0  $     109.7   $      99.4   $     137.8   $     252.4
Receivables, inventories and other
  current assets                                 1,098.5      1,036.7       1,110.0       1,357.0       1,211.6
Current liabilities                               (271.6)      (927.2)     (1,033.4)       (985.2)       (910.8)
                                             ------------ ------------  ------------  ------------  ------------
Working capital                              $     930.9  $     219.2   $     176.0   $     509.6   $     553.2

Property, plant and equipment - net          $   2,686.9  $   2,870.5   $   2,899.7   $   2,655.7   $   2,357.7
Total assets                                     4,244.0      5,467.0       5,536.2       5,621.5       4,802.6
Total debt and capital lease obligations         1,174.2        853.4         864.1         672.1         493.4
Total liabilities (including liabilities
  subject to compromise)                         5,924.5      4,347.0       4,259.1       4,132.0       3,587.6
Stockholders' equity (deficit)                  (1,680.5)     1,120.0       1,277.1       1,489.5       1,215.0
----------------------------------------------------------------------------------------------------------------
Other Statistics
Capital expenditures                         $      89.2  $     224.3   $     557.0   $     328.0   $     228.2
Raw steel production capability
  at year end (net tons in thousands)             11,000       11,300        11,300        11,300        10,500
Raw steel production (net tons in thousands)       8,790       10,020         9,406        10,191         9,599
Steel products shipped (net tons in thousands)     7,782        8,546         8,416         8,683         8,802
Pensioners receiving benefits at year end         74,300       73,700        74,600        74,300        70,400
Average number of employees receiving pay         13,100       14,700        15,500        15,900        16,400
Common Stock outstanding at
  year end (shares in thousands)                 130,882      129,647       131,027       129,490       112,991
Common stockholders at year end                   31,000       31,000        33,000        35,000        35,000
----------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    2001 was an extremely challenging year for the domestic steel industry and Bethlehem. On October 15, 2001, Bethlehem Steel Corporation and 22 of its wholly owned subsidiaries (collectively, the "Debtors") filed voluntary petitions under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Court"). Despite nearly $300 million in net cost reductions since the middle of 1998, we were unable to overcome the injury caused by record levels of unfairly-traded steel imports and a slowing economy that have severely reduced prices, shipments and production. Since mid-1998, our revenues have been reduced about $1.4 billion annually. The resulting operating losses and negative cash flow severely impaired our financial condition. Bethlehem continues to manage its properties and operate its businesses under Sections 1107 and 1108 of the Code as a debtor-in-possession. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under chapter 11 protection, the outcome of the reorganization in general, the effect of the reorganization on the Debtors' businesses or the recovery by creditors of the Debtors and equity holders of Bethlehem.

    The events of September 11 contributed to a further weakening in demand for consumer products that rely on steel, such as automobiles, appliances and new homes, and to a worsening outlook for near-term performance. The entire domestic steel industry is suffering from the onslaught of record steel imports since 1998. Thirty steel companies have filed for bankruptcy since December 1997.

    As a result of the chapter 11 filing, there is no assurance that the carrying amounts of the assets will be realized or that liabilities will be settled for amounts recorded. Bethlehem also is continuing to pursue various strategic alternatives including, among other things, possible consolidation opportunities, joint ventures with other steel operators, a stand-alone plan of reorganization and liquidation of part or all of Bethlehem's assets. Such alternatives are in an early stage and have not been implemented, nor can there be any assurance that any such alternatives will be implemented. After further consideration of such alternatives and negotiations with various parties in interest, Bethlehem expects to present a chapter 11 plan, which will likely cause a material change to the carrying amount of assets and liabilities in the financial statements.

    There are recent signs that the U.S. economy is beginning to strengthen. The manufacturing sector appears to have bottomed out in December. Our order entry is improving and we, and others in the industry, have announced price increases for first quarter deliveries. Although auto sales are expected to be sluggish in the first half of the year, we anticipate growing strength in the demand for steel by the middle of the year as the economy continues to improve and customers replenish depleted inventories.

    In early March, President Bush is expected to announce his actions to remedy the substantial injury caused to the domestic steel industry by the flood of imported steel. Five of six commissioners of the International Trade Commission recommended tariffs as high as 40 percent to address the injury. We believe the imposition of maximum tariffs is appropriate and necessary to reduce the levels of unfairly-traded steel imports into the United States. We also believe that the elimination of inefficient, high cost steel capacity both here and abroad is essential to better balance global steel demand.

    We have has excellent steel facilities capable of producing high-quality, low-cost products to serve the requirements of our most demanding customers. Our goal is to ensure that our competitive facilities remain a key part of the North American steel industry. In order to accomplish that, however, we need a modern, flexible labor agreement with the USWA and a solution to our almost $5 billion retiree pension and healthcare obligations. Chapter 11 provides us with a structured process to achieve those required changes.

Operating Results
-----------------
    Sales in 2001 were $3.3 billion on steel shipments of 7,782,000 tons compared to $4.1 billion and 8,546,000 tons shipped in 2000 and $4.0 billion and 8,416,000 tons shipped in 1999.

    Our net loss for 2001 was $1.9 billion, which included $1.4 billion in unusual or non-recurring items. Excluding these items, our net loss for 2001 was $594 million ($4.87 per diluted share) compared with a loss of $135 million for 2000 and our loss from operations for 2001 was $494 million compared with a loss from operations of $96 million for 2000. Average realized prices, on a constant mix basis, declined by about 8 percent for the year 2001 and shipments were lower by about 764,000 tons. Despite a 12 percent reduction in raw steel production, we were able to reduce our overall cost structure sufficiently that our operating costs per net ton shipped was about the same in 2000 and 2001.

        Unusual or non-recurring items (in millions) included:

                                                              2001
                                                           --------

          Fully Reserve Deferred Tax Asset                 $  985.0
          Unusual Items:
            Impairment of Goodwill                            317.0
            Loss on Closure of Lackawanna Coke                 40.0
            Impairment of Chicago Cold Rolling Facility        15.2
            Impairment of Burns Harbor 110" Plate Mill         11.4
            Employee Termination Costs                          7.5
            Gain on the Sale of MBR                           (22.2)
            Loss on Closure of MetalSite                        3.4
                                                           ---------
              Total Unusual Items                             372.3

          Total Unusual or Non-recurring Items             $1,357.3
                                                           =========

    We incurred financial accounting losses in 1999 through 2001. Our results during 2001 were worse than we anticipated at the beginning of the year and we will not be able to use any of the net operating loss carryforward ("NOL") expiring in 2001 in our federal income tax return for the year. In the absence of specific favorable factors, application of FASB Statement No. 109, issued in 1992, and its subsequent interpretations require a 100 percent valuation allowance for any deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, during 2001, after consideration of these factors, we provided a 100 percent valuation allowance for our deferred tax asset increasing our non-cash provision for income taxes for 2001 by $985 million. We will continue this policy in the future until, at a minimum, a chapter 11 plan of reorganization is confirmed.

    At year-end, as a result of the chapter 11 filing and the extremely competitive steel market conditions, we analyzed our ability to recover the carrying value of our steel assets and facilities. We determined that the carrying value of certain assets exceeded the related expected future cash flows. Accordingly, we recognized an impairment loss of (1) $317 million for goodwill acquired in the 1998 Lukens merger, (2) $11 million for the 110-inch plate mill at Burns Harbor which is now expected to remain idle indefinitely and (3) $15 million for our Chicago Cold Rolling facility which substantially reduced operations during the fourth quarter. Also, we identified approximately 300 non-represented salaried positions that will be eliminated and recognized an $8 million charge for related employee benefit changes.

    Earlier in 2001, we (1) discontinued our Lackawanna Coke operations resulting in a charge of $40 million principally to recognize related employee benefit costs, (2) sold our interest in MBR, a Brazilian iron ore company, for $4 million in cash and $19 million in credits against future iron ore purchases ($8 million of which has already been used) resulting in a $22 million gain and
(3) wrote-off our equity investment in MetalSite, an internet marketplace for steel that ceased operations, resulting in a charge of $3 million.

    Operating results for 2001 include approximately $27 million of higher costs resulting from an unscheduled outage and repair of "D" Blast Furnace at our Burns Harbor Division.

    Interest expense during 2001 increased due to an increase in average borrowings during the year and the absence of capitalized interest on construction projects in 2001, which was partially offset by about $9 million of contractual interest on unsecured debt not recorded in accordance with SOP 90-7. (See Note B. Reorganization Under Chapter 11).

    Our net loss for 2000 was $118 million. This net loss includes unusual net gains totaling $21 million. During 2000, Metropolitan Life Insurance Company converted to a mutual company owned by its policy owners to a publicly held company. As a policyholder, we received $18 million in cash in relation to this conversion, all of which was recognized as a gain. Also, we sold our interest in Presque Isle Corporation for $10 million resulting in a $9 million gain. We recognized a $6 million charge for the closing of our Burns Harbor Division ingot teeming and slab mill operations. Excluding the effects of these unusual items, 2000's net loss was $135 million or $1.34 per diluted share. The net loss for 1999 was $183 million, or $1.72 per diluted share.

    Operating profits improved in 2000 from 1999 principally from lower costs. While costs per ton increased significantly in the second half of 2000 from lower production volume and higher energy costs (principally natural gas), costs were lower because of cost initiatives that had been underway throughout the corporation. Also, 1999 included about $70 million of costs related to (1) relining the "L" Blast Furnace and other modernization and maintenance outages at Sparrows Point and (2) the temporary idling of our majority owned iron ore operation located in Hibbing, Minnesota. These lower costs in 2000 were partially offset by higher wage, retirement benefit and energy costs, start-up costs at the Sparrows Point cold mill and a loss from a fire at our Coatesville, Pennsylvania, plate operations.

    The effects on sales of changes in average realized steel prices, shipments and product mix during the last two years were as follows:

Increase (decrease) from prior year:


                                  2001         2000
                                  ----         ----
           Realized Prices         (8)%          -%
           Shipments               (9)           2
           Product Mix             (2)           -
                                  -----        ----
                                  (19)%          2%
                                  =====        ====

    Raw steel production was 8.8 million tons in 2001, 10.0 million tons in 2000 and 9.4 million tons in 1999. Production was lower during 2001 due to operational cutbacks based on a weak steel market and from the unscheduled two month outage of "D" Blast Furnace at Burns Harbor. Despite this 10 percent decline in raw steel production, we were able to maintain our 2001 cost per net ton shipped at about the same level as 2000. Production was lower in 1999 due to the "L" Blast Furnace at Sparrows Point being out of service for 10 weeks for a reline.

    The Burns Harbor Division shipped about 4.1 million tons in 2001 compared with 4.6 million tons in 2000 and 1999. Burns Harbor's 2001 operating results declined significantly from 2000 principally due to lower prices and, to a lesser extent lower shipments and an increase in costs. Cost increases resulted from lower production volumes and increases in pension costs, energy and raw material prices, and an unscheduled outage of "D" Blast Furnace.

    The Sparrows Point Division (which included the Coatesville and Conshohocken plate operations) shipped about 3.4 million tons in each of the last three years. Sparrows Point's 2001 operating results declined significantly, principally from lower prices which were partially offset by an improvement in costs. 2000 included start-up costs related to the new cold mill facility and losses due to fire at the Coatesville facility. Other cost improvements occurred through reduced spending and improved productivity.

    Pennsylvania Steel Technologies ("PST") shipped about .3 million tons in 2001 compared with .5 million tons in 2000 and .4 million tons in 1999. Results for PST in 2001 declined due to a decline in shipments and an increase in costs resulting from lower shipment and production volumes.

    During 2002, we are reorganizing our division structure. We are combining our Coatesville and Conshohocken facilities with PST to create a new Pennsylvania Division.

Percentage of Bethlehem's Net Sales
By Major Product


                                               2001      2000      1999
                                               ----      ----      ----
Steel mill products:
  Hot-rolled sheets                            15.3%     14.9%     13.5%
  Cold-rolled sheets                           15.2      18.9      18.4
  Coated sheets                                29.0      27.9      29.9
  Tin mill products                             7.9       6.3       7.0
  Plates                                       21.6      20.5      20.4
  Rail products                                 3.5       3.9       2.6
  Other steel mill products                     1.5       2.0       2.5
Other products and services
  (including raw materials and freight)         6.0       5.6       5.7
                                              ------    ------    ------
                                              100.0%    100.0%    100.0%
                                              ======    ======    ======

    Since 1999, our largest customer, General Motors Corporation, accounted for about 10 percent of our consolidated sales.

Percentage of Steel Mill Product Shipments
By Principal Market
(Based on tons shipped)

                                               2001      2000      1999
                                               ----      ----      ----

Service Centers, Processors and Converters
  (including semifinished)                     52.9%     51.0%     49.7%
Transportation
(including automotive)                         19.0      20.3      21.3
Construction                                   13.4      13.5      12.9
Containers                                      5.9       5.5       5.4
Machinery                                       2.9       4.1       4.2
Other                                           5.9       5.6       6.5
                                              ------    ------    ------
                                              100.0%    100.0%    100.0%
                                              ======    ======    ======

Liquidity and Cash Flow

    Total liquidity (cash, cash equivalents and funds available under our bank credit arrangements) was $276 million at December 31, 2001 and $315 million at December 31, 2000. In conjunction with the filing for chapter 11 protection, we obtained a $450 million debtor-in- possession ("DIP") financing with General Electric Capital Corporation ("GECC") during the fourth quarter. Initial proceeds from the financing were used to repurchase accounts receivable that had been sold under a previous receivable facility. As part of the GECC financing, the $290 million that Bethlehem had borrowed under its previous inventory credit facility remains outstanding as secured term debt.

    In 2001, $208 million in cash was used by operating activities compared with $288 million in cash being provided by operations in 2000. Cash used by operations, before working capital and funding postretirement benefits, was $343 million in 2001 from our operating loss before unusual items. Working capital used $33 million as declines in inventory were offset by the requirement to repurchase receivables through our GECC financing after our chapter 11 filing. Also, there were about $221 million in accounts payable subject to compromise at December 31, 2001.

    Prior to 1999, we had contributed amounts to our pension fund substantially in excess of amounts required under current law and regulations. Because of these contributions and better than assumed earnings performance on our pension fund assets through 2000, we built a funding standard credit balance that allowed us to defer pension funding for 2000 through 2002. We expect our 2002 pension expense to be about $150 million.

    During 2000, our postretirement healthcare and life insurance expense ("OPEB") increased as a result of required changes to our actuarial assumptions, see Note G, Postretirement Benefits, to the Consolidated Financial Statements. We paid $29 million of retiree health and life insurance benefits in 2001 from existing trust fund assets compared with about $63 million in 2000. This reduced the amount of such benefits required to be paid directly by Bethlehem in 2001 and 2000 to $188 and $130 million. In the future, all OPEB benefits will be paid directly by Bethlehem until certain restrictions on remaining trust fund assets are removed. In 2002, we expect to pay directly about $225 million.

    Cash provided from operating activities in 2000 increased to $288 million from $226 million in 1999. The improvement resulted from a reduced operating loss and reduced funding of postretirement benefits, offset by significant reductions in cash provided by working capital.

    We reduced capital expenditures to $89 million in 2001 to preserve liquidity, compared with $224 million in 2000 and $557 million in 1999. In 2000, we completed two projects started in prior years at Sparrows Point, the cold mill complex and the conversion of the continuous slab caster to a wide-slab caster. In addition, we completed construction of our automotive quality coating line joint venture, Columbus Coatings Company, financed by a construction loan to the venture, and entered into an operating lease for pulverized coal injection for our "L" Blast Furnace at Sparrow Point.

    At December 31, 2001, the estimated cost of completing all authorized capital expenditures was about $210 million, compared with $295 million at December 31, 2000. We expect all authorized capital expenditures to be completed during the next three years. These amounts exclude the previously announced "D" Blast Furnace reline and No. 1 Caster modernization at Burns Harbor which have been deferred until 2005.

    Asset sales in 2001 included $33 million from the sale of the South Buffalo Railway Company, $3 million of which has been placed in escrow pending resolution of contingent claims. There was no gain or loss on the transaction because any amounts had been recognized in a previous charge. We received $4 million from the sale of MBR, a Brazilian iron ore company. The sale included $19 million in credits for future iron ore purchases (of which $8 million have already been used) resulting in a $22 million gain. We also received $8 million from the sale of environmental credits and allowances. Asset sales in 2000 included $18 million in proceeds from the conversion of Metropolitan Life Insurance Company and $10 million from the sale of our ownership interest in the Presque Isle, a limestone operation. Proceeds in 2000 also included $78 million of proceeds from the sale and leaseback of our wide slab caster at Sparrows Point and one lake ore vessel.

    New borrowings in 2001 included $189 million under our inventory credit agreement, all of which occurred prior to our chapter 11 filing and $219 million under the GECC financing arrangement which was used to repurchase the accounts receivable. Debt repayments in 2001 included $14 million under our GECC financing, $39 million under our inventory credit agreement and $39 million for the outstanding balance of our 8 3/8% debentures.

    The LTV Corporation, which filed for chapter 11 bankruptcy protection in December 2000 is our partner in the Columbus Coatings Company ("CCC") joint venture. CCC is an automotive quality, hot-dipped galvanized coating line that began operation in 2001 to provide coating services to Bethlehem and LTV. In December 2001, LTV ceased operations and is trying to sell its assets, including its share of CCC. CCC continues to operate and provide coating services to Bethlehem and others.

    CCC's construction costs were financed in part with a loan under a 1999 agreement with a group of lenders. Both Bethlehem and LTV guaranteed the full amount of the construction loan, which at December 31, 2001, had a balance of $113 million. After LTV's chapter 11 filing, Bethlehem provided CCC's lenders with a collateralized letter of credit for $30 million and a mortgage on our corporate headquarters building as additional collateral. During 2001, Bethlehem and LTV both contributed capital to the joint venture to make any required principal and interest payments. LTV has informed us that they no longer intend to make any additional capital contributions for any amounts required under the loan agreements as of December 31, 2001, and beyond.

    Because of LTV's and our chapter 11 filings, CCC, LTV and Bethlehem are in default under the construction loan agreements which would allow the lenders to call the full amount of the loan. We believe that the market value of CCC exceeds the loan amount. We are working with the CCC lenders and certain of the potential buyers of LTV's ownership in CCC to resolve open issues. We believe these issues can be resolved without any additional significant impact on our liquidity.

    Under bankruptcy law, actions by creditors to collect indebtedness owed by the Debtors prior to October 15, 2001 (pre-petition) are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. Except for secured debt and capital lease obligations, all recorded pre-petition liabilities of the Debtors have been classified as liabilities subject to compromise in the chapter 11 process. The Court authorized, but did not require, payments of certain pre-petition wages, employee benefits and other obligations. Net changes in pension, other postemployment benefits and certain other accrued liabilities since October 15, 2001, are included in liabilities subject to compromise. Payments of approximately $108 million have been made on liabilities subject to compromise, primarily for wages, active and retiree health care benefits and for other employee related costs. Liabilities subject to compromise (in millions) at December 31, 2001 follows:

     Other post employment benefits       $2,005.7
     Pension                               1,624.0
     Unsecured debt                          526.7
     Accounts payable                        220.8
     Accrued employment costs                270.6
     Other accrued liabilities               152.8
     Accrued taxes and interest               77.5
                                          --------
     Total                                $4,878.1
                                          ========

    Currently, we expect to maintain adequate financial resources during the year 2002 while pursuing our strategic options.

Derivative Financial Instruments and Related Market Risk
--------------------------------------------------------

    We are exposed to certain risks associated with the change in foreign currency rates, interest rates and commodity prices. We seek to minimize the potential adverse impact of those market risks through the use of appropriate management techniques including derivative financial instruments. Although Bethlehem occasionally purchases goods and services denominated in a foreign currency and has export sales, the amounts involved are not material.

    We are exposed to interest rate risk arising from having certain variable rate financing arrangements. In the past, we have used interest rate swaps to effectively fix a portion of the interest rates on these financings. We did not have any interest rate swaps at December 31, 2001.

    We also use derivative financial instruments to manage the price risk for a portion of our annual requirements for natural gas, zinc and other metals. As a result of adopting FASB Statement No. 133, we recorded these contracts on our balance sheet at January 1, 2001. The offset was to Stockholders' Equity and there was no impact to income. During 2001, the amounts recorded in Stockholders' Equity were subsequently recorded in earnings. These instruments, that have maturity dates that coincide with our expected purchases of the commodities, allow us to effectively establish our cost for the commodity at the time we enter into the instrument. To the extent we have not entered into derivative financial instruments, our cost will increase or decrease as the market prices for the commodities rise and fall. We did not have any commodity futures contracts at December 31, 2001.

Employees and Employment Costs
------------------------------

    At the end of 2001, we had about 13,100 employees compared with about 14,700 employees at the end of 2000 and 15,500 employees at the end of 1999. About 80 percent of our employees are covered by our labor agreements with the United Steelworkers of America ("USWA").

    On August 1, 1999, Bethlehem and the USWA entered into a five-year labor agreement covering USWA represented employees at Bethlehem's facilities in Burns Harbor, Lackawanna, Sparrows Point, Coatesville and Steelton. The Burns Harbor and Sparrows Point Divisions continue to be covered by one agreement, while separate agreements were continued for PST and the Coatesville facility. During 2000, an agreement was reached with the USWA for our Conshohocken facility.

    As a result of our chapter 11 filing, we have entered discussions with the USWA to modify our existing contract, particularly with respect to increasing productivity by establishing more flexible work practices and implementing new initiatives to significantly reduce our healthcare obligations.

    The main labor agreement, which expires August 1, 2004, provides for wage increases of $2 per hour over the life of the contract and improved pension benefits by $.50 per hour on February 1, 2000, $.50 per hour on August 1, 2001 and $1.00 per hour on February 1, 2003.

    Under other provisions of the labor agreements, we are required to pay "shortfall amounts" each year up to 10 percent of the first $100 million and 20 percent in excess of $100 million of consolidated income before taxes, unusual items and expenses applicable to the shortfall plan. Shortfall amounts arise when employees terminate employment and the ESOP Preference Stock, that is held in trust for reimbursement of wage and benefit reductions in prior years, is converted into Common Stock and sold for amounts less than the stated value of the Preference Stock ($32 for Series A and $40 for Series B). Shortfall requirements had been averaging about $6 million per year, but we did not make any shortfall payments during 2000 or 2001 and do not anticipate paying any in 2002 for 2001. The amount of shortfall in arrears is about $15 million. We issued about 19,000 shares of Series B Preference Stock in 2001 and about 80,000 shares in 2000 to a trustee for the benefit of employees for 1999 and 1998, respectively. We do not expect to issue any shares in early 2002 for the 2001 plan year.

Employment Cost summary
(Dollars in millions)

                                 2001        2000        1999
                             --------    ---------     --------
Salaries and Wages           $    708    $    818      $  857
Employee Benefits:
  Pension Plans:
    Current Service                60          64          60
    Past Service                   35          (9)        (20)
  Medical Insurance:
    Actives and Dependents        103          94          91
    Total OPEB                    268         264         200
  Payroll Taxes                    62          70          73
  Workers' Compensation            13          12          12
  Savings Plan and Other           16          18          18
                             --------    ---------     --------
Total Benefit Costs               557         513         434
                             --------    ---------     --------
Total Employment Costs         $1,265      $1,331      $1,291
                             ========    =========     ========
Environmental Matters

    We are subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, wastewater discharges and solid and hazardous waste disposal. During the five years ended December 31, 2001, we spent about $65 million for environmental control equipment. Expenditures for new environmental control equipment totaled approximately $10 million in 2001, $13 million in 2000 and $11 million in 1999. The costs incurred in 2001 to operate and maintain existing environmental control equipment were approximately $94 million (excluding interest costs but including depreciation charges of $14 million) compared with $104 million in 2000 and $115 million in 1999.

    Bethlehem and federal and state regulatory agencies conduct negotiations to resolve differences in interpretation of certain environmental control requirements. In some instances, those negotiations are held in connection with the resolution of pending environmental proceedings. We believe that there will not be any significant curtailment or interruptions of any of our important operations as a result of these proceedings and negotiations. We cannot predict the specific environmental control requirements that we will face in the future. Based on existing and anticipated regulations promulgated under presently enacted legislation, we currently estimate that capital expenditures for environmental control in the near-term will average about $60 million per year. However, estimates of future capital expenditures and operating costs required for environmental compliance are subject to numerous uncertainties, including the evolving nature of regulations, possible imposition of more stringent requirements, availability of new technologies and the timing of expenditures.

    Although it is possible that our future results of operations, in particular quarterly or annual periods, could be materially affected by the future costs of environmental compliance, we believe that the future costs of environmental compliance will not have a material adverse effect on our consolidated financial position or on our competitive position with respect to other integrated domestic steelmakers that are subject to the same environmental requirements.



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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                   PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    In addition to the information under the caption "Executive Officers of the Registrant" in "PART I" of this Report, the information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Report.

ITEM 11.        EXECUTIVE COMPENSATION.

    The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Report.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT.

    The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Report.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Report.

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

        (1) Financial Statements.

BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES





Page
                                                                                 ----

Consolidated Statements of Operations for years 2001, 2000 and 1999................  F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000.......................  F-2

Consolidated Statements of Cash Flows for the years 2001, 2000 and 1999............  F-3

Notes to Consolidated Financial Statements (Including Quarterly Financial Data)....  F-4

Report of Independent Auditors (covering the Consolidated Financial Statements and the Consolidated Financial Statement Schedule).................................. F-5

1869:


        (2) Consolidated Financial Statement Schedules.

II -- Valuation and Qualifying Accounts and Reserves, years ended
        December 31, 2001, 2000 and
1999........................................ F-7

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

(3)(a) Second Restated Certificate of Incorporation (Incorporated by reference from Exhibit (3)(a) to Bethlehem's Annual Report on Form 10-K for the year ended December 31, 1998).

   (b) Amendment to Second Restated Certificate of Incorporation (Incorporated by reference from Exhibit(3)(b) to Bethlehem's Annual Report on Form 10-K for the year ended December 31, 2001).

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

   (e) Revolving Credit and Guaranty Agreement dated as of October 15, 2001 (Incorporated by reference from Exhibit 4 to Bethlehem's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

   (f) Bethlehem is a party to certain long-term debt agreements where the amount involved does not exceed 10 percent of Bethlehem's total consolidated assets. Bethlehem agrees to furnish a copy of any such agreement to the Commission upon request.

*(10)(a)Excess Benefit Plan of Bethlehem Steel Corporation and Subsidiary
        Companies, as amended September 20, 1995 (Incorporated by reference from Exhibit 10 to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

   *(e) 1998 Stock Incentive Plan of Bethlehem Steel Corporation (Incorporated by reference from Exhibit 1 to Bethlehem's Proxy Statement in connection with its Annual Meeting of Shareholders held on April 28,
        1998).

   *(f) 2001 Stock Incentive Plan of Bethlehem Steel Corporation (Incorporated by reference from Exhibit 2 to Bethlehem's Proxy Statement in connection with its Annual Meeting of Shareholders held on April 24,
        2001).

   *(g) Special Incentive Compensation Plan of Bethlehem Steel Corporation, which is contained in Article Seven of the Second Restated Certificate of Incorporation referred to in Exhibit 3(a) to this Report.

   *(h) Supplemental Benefits Plan of Bethlehem Steel Corporation and
        Subsidiary
        Companies, as amended September 20, 1995 (Incorporated by reference from Exhibit 10 to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

   *(i) Post-Retirement Retainer Plan for Non-Officer Directors (Incorporated by reference from Exhibit 10 to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

   (j) Form of Indemnification Assurance Agreement between Bethlehem Steel Corporation and each of its directors and executive officers listed on Schedule A thereto.

   (k) Form of Agreement between Bethlehem Steel Corporation and four executive officers. Additional agreements have been entered into between Bethlehem Steel Corporation and 9 other executive officers and employees. These additional agreements are substantially in the form of said Agreement except: (i) the amount of compensation upon termination is two rather than three times annual salary and bonus and
        (ii) the additional agreements do not permit the recipient to terminate for any reason during the 30-day period following the first anniversary of the change in control (Incorporated by reference from Exhibit 10 to Bethlehem's quarterly report on Form 10-Q for the quarter ended September 30, 1998).

   (l) Bethlehem Steel Corporation Non-Employee Directors Deferred Compensation Plan (Incorporated by reference from Exhibit 10(1) to Bethlehem's Annual Report on Form 10-K for the year ended December 31,
        2000).

   (23) Consent of Independent Auditors (included on page F-6 of this Report).

   (24) Power of Attorney.

---------------------
* Compensatory plans in which Bethlehem's directors and executive officers participate.

(b) Reports on Form 8-K.

    Bethlehem filed the following Current Reports on Form 8-K during and after the fourth quarter of 2001:

 . October 2, 2001: Bethlehem issued a press release concerning certain asset sales and the status of a new credit agreement.

 . October 15, 2001: Bethlehem announced its chapter 11 filings and set forth its unaudited financial statements for the nine-month period ended September 30, 2001.

 . December 4, 2001: Bethlehem issued a press release confirming that it is one of the companies talking with U.S. Steel about the possibility of a major integrated steel industry consolidation.

 . December 13, 2001: Bethlehem issued two press releases, one concerning its continued listing on the New York Stock Exchange and the other concerning certain management changes.

 . December 28, 2001: Bethlehem filed a copy of its Consolidated Monthly Operating Statement for the period from October 15, 2001 to the end of November 2001, as filed with the Bankruptcy Court.

 . January 22, 2002: Bethlehem filed a copy of its Consolidated Monthly Operating Statement for the period from December 1 to December 31, 2001, as filed with the Bankruptcy Court.

 . January 23, 2002: Bethlehem issued a press release announcing its Fourth Quarter and Year 2001 Results.

SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bethlehem Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February, 2002.


                             BETHLEHEM STEEL CORPORATION,


                             By:  /s/ Lonnie A. Arnett
                                  ------------------------------
                                  Lonnie A. Arnett
                                  Vice President and Controller
                                  (principal accounting officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Bethlehem Steel Corporation and in the capacities indicated on the 5th day of February, 2002.





/s/ Robert S. Miller, Jr.              /s/ Leonard M. Anthony
------------------------------         ------------------------------
Robert S. Miller, Jr.                  Leonard M. Anthony
Chairman and Director                  Senior Vice President
(principal executive officer)          (principal financial officer)


/s/ Lonnie A. Arnett
------------------------------
Lonnie A. Arnett
Vice President and Controller
(principal accounting officer)

                                      31










/s/ Benjamin R. Civiletti              /s/ Harry P. Kamen
------------------------------         ------------------------------
Benjamin R. Civiletti                  Harry P. Kamen
Director                               Director



/s/ Worley H. Clark                    /s/ William M. Landuyt
------------------------------         ------------------------------
Worley H. Clark                        William M. Landuyt
Director                               Director


/s/ John B. Curcio                     /s/ Shirley D. Peterson
------------------------------         ------------------------------
John B. Curcio                         Shirley D. Peterson
Director                               Director


/s/ Lewis B. Kaden                     /s/ John F. Ruffle
------------------------------         ------------------------------
Lewis B. Kaden                         John F. Ruffle
Director                               Director


                     Consolidated Statements of Operations
                     -------------------------------------


                                                                   Year Ended December 31
(Dollars in millions, except per share data)                  2001         2000         1999
-----------------------------------------------------------------------------------------------
Net Sales                                                $  3,334.3   $  4,094.4   $  4,023.2
-----------------------------------------------------------------------------------------------

Costs and Expenses:
  Cost of sales                                             3,468.6      3,816.6      3,822.1
  Depreciation and amortization (Note A)                      253.1        260.3        257.5
  Selling, administration and general expense                 106.4        113.0        122.2
  Unusual items (Note C)                                      372.3        (20.9)          -
-----------------------------------------------------------------------------------------------
Total Costs and Expenses                                    4,200.4      4,169.0      4,201.8
-----------------------------------------------------------------------------------------------

Loss from Operations before Reorganization Items             (866.1)       (74.6)      (178.6)

Reorganization Items (Note B)                                  (8.1)          -            -

Financing Income (Expense):
  Interest and other financing costs (Notes A, B and E)       (93.3)       (75.4)       (51.9)
  Interest income                                               1.9          6.6          8.3
-----------------------------------------------------------------------------------------------

Loss Before Income Taxes                                     (965.6)      (143.4)      (222.2)

Benefit (Provision) for Income Taxes (Note D)                (984.0)        25.0         39.0
-----------------------------------------------------------------------------------------------

Net Loss                                                   (1,949.6)      (118.4)      (183.2)

Dividend Requirements on Preferred and Preference Stock        40.5         40.7         41.2
-----------------------------------------------------------------------------------------------

Net Loss Applicable to Common Stock                      $ (1,990.1)  $   (159.1)      (224.4)
===============================================================================================

Net Loss per Common Share (Note K):
  Basic and Diluted                                      $   (15.30)       (1.21)       (1.72)
===============================================================================================
The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                      F-1

                          Consolidated Balance Sheets
                          ---------------------------

                                                                            December 31
(Dollars in millions, except per share data)                             2001         2000
---------------------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents (Note A)                                $     104.0   $    109.7
  Receivables (Note E)                                                    350.4        152.1
  Inventories (Notes A and E)
    Raw materials and supplies                                            259.5        303.3
    Finished and semifinished products                                    465.8        570.9
---------------------------------------------------------------------------------------------
    Total Inventories                                                     725.3        874.2
  Other current assets                                                     22.8         10.4
---------------------------------------------------------------------------------------------
Total Current Assets                                                    1,202.5      1,146.4
Investments and Miscellaneous Assets                                      129.6        136.1
Property, Plant and Equipment, less accumulated
  depreciation of $4,367.6 and $4,363.5 (Note A)                        2,686.9      2,870.5
Deferred Income Tax Asset - net (Note D)                                     -         985.0
Goodwill (Notes A and C)                                                     -         329.0
Intangible Pension Asset  (Note G)                                        225.0           -
---------------------------------------------------------------------------------------------
Total Assets                                                        $   4,244.0      5,467.0
=============================================================================================

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable                                                  $     150.1        355.1
  Accrued employment costs                                                 34.4        137.2
  Other postretirement benefits (Note G)                                    3.5        175.0
  Accrued taxes (Note D)                                                   14.4         59.7
  Debt and capital lease obligations - current (Note E)                    19.3         55.4
  Other current liabilities                                                49.9        144.8
---------------------------------------------------------------------------------------------
Total Current Liabilities                                                 271.6        927.2
Long-term Debt and Capital Lease Obligations (Note E)                     628.2        798.0
Deferred Gain (Note F)                                                    103.2        126.2
Pension Liability (Note G)                                                   -         442.0
Other Postretirement Benefits (Note G)                                     37.8      1,780.0
Other Long-term Liabilities                                                 5.6        273.6

Liabilities Subject to Compromise (Note B)                              4,878.1           -

Stockholders' Equity (Deficit) (Notes H, I and J):
  Preferred Stock -- at $1 per share par value (aggregate liquidation
    preference of $467.9); Authorized 20,000,000 shares                    11.4         11.6
  Preference Stock -- at $1 per share par value (aggregate liquidation
    preference of $70.6); Authorized 20,000,000 shares                      2.0          2.1
  Common Stock -- at $1 per share par value;
    Authorized 250,000,000
    Issued 135,780,069 and 134,623,707 shares                             135.8        134.6
  Common Stock -- Held in treasury 4,898,134 and 4,850,953
    shares at cost                                                        (65.9)       (65.7)
  Additional paid-in capital                                            1,908.2      1,926.8
  Accumulated other comprehensive income                                (833.0)           -
  Accumulated deficit                                                 (2,839.0)       (889.4)
---------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                  (1,680.5)      1,120.0
---------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficit)               $   4,244.0       5,467.0
=============================================================================================


The accompanying Notes are an integral part of the Consolidated
Financial Statements.

                     Consolidated Statements of Cash Flows
                     -------------------------------------

                                                               Year Ended December 31
(Dollars in millions)                                        2001       2000       1999
------------------------------------------------------------------------------------------


2284:
Operating Activities:
  Net Loss                                               $(1,949.6)   $(118.4)   $(183.2)
  Adjustments for items not affecting cash
  from operating activities:
    Deferred income taxes (Note D)                           984.0      (26.0)     (39.0)
    Depreciation and amortization (Note A)                   253.1      260.3      257.5
    Unusual items (Note C)                                   372.3      (20.9)        -
    Recognition of deferred gains                            (22.7)     (17.1)     (18.6)
    Reorganization items (Note B)                              8.1         -          -
    Litigation recovery                                       13.0         -          -
    Other - net                                               (1.9)      19.1       28.8
  Working capital (excluding investing and
  financing activities):
    Receivables - operating                                    9.6       81.2      (65.7)
    Receivables - financing (Note E)                        (212.0)        -        70.0
    Inventories                                              148.7       (9.4)     175.7
    Accounts payable                                          25.1      (45.2)      10.8
    Employment costs and other                                (4.6)       1.0      (24.7)
  Funding Postretirement Benefits (Note G):
    Pension less (more) than expense                          94.5       29.0       (5.0)
    Retiree healthcare and life insurance
      benefits less than expense                              83.0      134.0       20.0
------------------------------------------------------------------------------------------
Cash Provided from (used by) Operations Before
  Reorganization Items                                      (199.4)     287.6      226.6
------------------------------------------------------------------------------------------
Reorganization Items                                          (8.1)        -          -
------------------------------------------------------------------------------------------
Cash Provided from (used by) Operating Activities           (207.5)     287.6      226.6
------------------------------------------------------------------------------------------
Investing Activities:
  Capital expenditures                                       (89.2)    (224.3)    (557.0)
  Cash proceeds from asset sales and other                    47.5      128.0      177.0
------------------------------------------------------------------------------------------
Cash Used for Investing Activities                           (41.7)     (96.3)    (380.0)
------------------------------------------------------------------------------------------
Financing Activities:
  Borrowings (Note E)                                        408.8      132.3      249.7
  Debt and capital lease payments (Note E)                  (108.9)    (226.7)     (65.1)
  Cash dividends paid (Note J)                               (20.2)     (40.4)     (40.4)
  Other payments                                             (36.2)     (41.3)     (29.2)
  Purchase of Common Stock                                      -        (4.9)        -
------------------------------------------------------------------------------------------
Cash Provided from (Used for) Financing Activities           243.5      (181.0)    115.0
------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents          (5.7)       10.3     (38.4)
Cash and Cash Equivalent - Beginning of Period               109.7        99.4     137.8
------------------------------------------------------------------------------------------
                         - End of Period                $    104.0    $  109.7   $  99.4
==========================================================================================
Supplemental Cash Flow Information:
Interest paid, net of amount capitalized                 $    92.5    $   68.8   $  46.1
Income taxes paid (received) - net (Note D)                   (1.4)        1.4       0.7
Capital lease obligations incurred                             5.2         5.3       7.9
Debt assumed in purchase combination                          18.9          -         -
==========================================================================================

The accompanying Notes are an integral part of the Consolidated
Financial Statements.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

                            A.  ACCOUNTING POLICIES

Reorganization Under Chapter 11 - On October 15, 2001, Bethlehem and 22 of its
-------------------------------
wholly owned subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. See Note B, Reorganization
                                                              --------------
Under Chapter 11 for a discussion of the filing and its impact on these
----------------
financial statements.


Principles of Consolidation - The consolidated financial statements include the
---------------------------
accounts of Bethlehem Steel Corporation and all majority owned subsidiaries and joint ventures.


Cash and Cash Equivalents - Cash equivalents consist primarily of overnight
-------------------------
investments, certificates of deposit and other short-term, highly liquid instruments generally with original maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates market.

Inventories - Inventories are valued at the lower of cost (principally FIFO) or
-----------
market.

Property, Plant and Equipment - Property, plant and equipment is stated at
-----------------------------
cost. Maintenance, repairs and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense. Gains or losses on dispositions of property, plant and equipment are recognized in income. Interest is capitalized on significant construction projects and totaled none in 2001, $12 million in 2000 and $26 million in 1999.

Our property, plant and equipment by major classification is:

(Dollars in Millions)                               December 31
------------------------------------------------------------------------
                                               2001          2000
                                            ----------    -----------
Land (net of depletion)                     $    30.3     $     31.2
Buildings                                       666.0          677.4
Machinery and equipment                       6,224.3        6,295.6
Accumulated depreciation                     (4,367.6)      (4,363.5)
                                            ----------    -----------
                                              2,553.0        2,640.7
Construction-in-progress                        133.9          229.8
                                            ---------     ----------
  Total                                     $ 2,686.9     $  2,870.5
                                            =========     ==========
 ------------------------------------------------------------------------

Depreciation - Depreciation is based upon the estimated useful lives of each
------------
asset group. That life is 18 years for most steel producing assets. Steel producing assets, other than blast furnace linings, are depreciated on a straight-line basis adjusted by an activity factor. This factor is based on the ratio of production and

                              F-4 (Page 1 of 20)
shipments for the current year to the average production and shipments for the current and preceding four years at each operating location. Annual depreciation after adjustment for this activity factor is not less than 75% or more than 125% of straight-line depreciation. Depreciation after adjustment for this activity factor was $24 million less than straight-line in 2001, $9 million less than straight-line in 2000 and $10 million less than straight-line in 1999. Through December 31, 2001, $29 million less accumulated depreciation has been recorded under this method than would have been recorded under straight-line depreciation. The cost of blast furnace linings is depreciated on a unit-of-production basis.

Amortization - Goodwill was amortized over a 30-year life using the
------------
straight-line method. Amortization was $12 million in 2001, 2000 and 1999. See Note C, Asset Impairment and Unusual Items.
            ----------------------------------

Asset Impairment - We periodically evaluate the carrying value of long-lived
----------------
assets when events and circumstances warrant such a review. A long-lived asset is considered impaired when the anticipated undiscounted future cash flows from a logical grouping of assets is less than its carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the fair market value of assets less any estimated disposal costs. See Note C, Asset Impairment and Unusual Items.
----------------------------------

Foreign Currency, Interest Rate and Commodity Price Risk Management - On
-------------------------------------------------------------------
January 1, 2001, we adopted FASB Statement No.  133, Accounting for Derivative
                                                     -------------------------
Instruments and Hedging Activities.  Adopting this standard had no effect on
----------------------------------
net income. Amounts recognized on the balance sheet at adoption were subsequently recorded in earnings.

Periodically, we enter into financial contracts to manage risks. We use foreign currency exchange contracts to manage the cost of firm purchase commitments for capital equipment or other purchased goods and services denominated in a foreign currency. We use interest rate swap agreements to fix the interest rate on certain floating rate financings. We use commodity contracts to fix the cost of a portion of our annual requirements for natural gas, zinc and other metals. Generally, foreign currency and commodity contracts are for periods of less than a year. At December 31, 2001, we had no open derivative financial contracts.

Environmental Expenditures - Environmental expenditures that increase the life
--------------------------
or efficiency of property, plant and equipment, or that will reduce or prevent future environmental contamination are capitalized. Expenditures that relate to existing conditions caused by past operations and have no significant future economic benefit are expensed. Environmental expenses are accrued at the time the expenditure becomes probable and the cost can be reasonably estimated. We do not discount any recorded obligations for future remediation expenditures to their present value nor do we record recoveries of environmental remediation costs from insurance carriers and other third parties, if any, as assets until their receipt.

Revenue Recognition - We recognize substantially all revenues when products are
-------------------
shipped to customers and all substantial risks of ownership change.

Use of Estimates - In preparing these financial statements, we make estimates
----------------
and use assumptions that affect some of the reported amounts and disclosures. See, for example, Note B, Reorganization Under Chapter 11; Note D, Taxes; Note
                          -------------------------------
F, Commitments and Contingent Liabilities; and Note G, Postretirement Benefits.
   --------------------------------------              -----------------------
In the future, actual amounts received or paid could differ from those estimates.

                              F-4 (Page 2 of 20)

Reclassifications - Presentation of certain amounts in prior years have been
-----------------
revised to be consistent with the current year.

New Accounting Pronouncements - During 2001, the Financial Accounting Standards
-----------------------------
Board issued Statement No.  143 Accounting for Asset Retirement Obligations.
                                -------------------------------------------
The Statement requires the recognition of a liability and an asset for the estimated cost of disposal as part of the initial cost of a long-lived asset and subsequent amortization of the asset to expense using a systematic and rationale method. Bethlehem will adopt this Statement on January 1, 2003 and currently cannot reasonably estimate the effect of adoption of this Statement on our financial position or results of operations.


During 2001 the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement
                   -------------------------------------------
establishes a single accounting approach for measuring impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation whether sold or disposed of by other means. Bethlehem adopted this Statement on January 1, 2002, and it had no financial impact.

                              F-4 (Page 3 of 20)

                      B.  REORGANIZATION UNDER CHAPTER 11

    On October 15, 2001, Bethlehem Steel Corporation and 22 of its wholly owned subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the
Code)in the United States Bankruptcy Court for the Southern District of New York (the Court). The wholly owned subsidiaries that did not file for chapter 11 reorganization are not material in relation to Bethlehem's consolidated financial position and results of operations. Bethlehem continues to manage its properties and operate its businesses under Sections 1107 and 1108 of the Code as a debtor-in-possession.

    These consolidated financial statements have been prepared in conformity with generally accepted accounting principles on a going concern basis, which contemplates continuity of operations, realization of assets and payment of liabilities. Under bankruptcy law, actions by creditors to collect indebtedness owed by the Debtors prior to October 15, 2001 (pre-petition) are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. As a result of the chapter 11 filing, there is no assurance that the carrying amounts of the assets will be realized or that liabilities will be settled for amounts recorded. Bethlehem also is continuing to pursue various strategic alternatives including, among other things, possible consolidation opportunities, joint ventures with other steel operators, a stand-alone plan of reorganization and liquidation of part or all of Bethlehem's assets. Such alternatives are in an early stage and have not been implemented, nor can there be any assurance that any such alternatives will be implemented. After further consideration of such alternatives and negotiations with various parties in interest, Bethlehem expects to present a chapter 11 plan, which will likely cause a material change to the carrying amount of assets and liabilities in the financial statements.

    Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under chapter 11 protection, the outcome of the reorganization in general, the effect of the reorganization on the Debtors' businesses or the recovery by creditors of the Debtors and equity holders of Bethlehem.

    These consolidated financial statements have been prepared in accordance with the AICPA's Statement of Position 90-7 Financial Reporting by Entities in
                                            ----------------------------------
Reorganization Under the Bankruptcy Code (SOP 90-7).  SOP 90-7 provides for
----------------------------------------
segregating pre-petition liabilities that are subject to compromise, identifying all transactions and events that are directly associated with the reorganization of the Debtors and discontinuing interest accrual on unsecured or undersecured debt.

    Except for secured debt and capital lease obligations, all recorded pre-petition liabilities of the Debtors have been classified as liabilities subject to compromise. The Court authorized, but did not require, payments of certain pre-petition wages, employee benefits and other obligations. Net changes in pension, other postemployment benefits and certain other accrued liabilities since October 15, 2001, are included in liabilities subject to compromise. Payments of approximately $108 million have been made on liabilities subject to compromise, primarily for wages, active and retiree health care benefits and for other employee related costs. Liabilities subject to compromise at December 31, 2001 follows:

                              F-4 (Page 4 of 20)

                                                  Dec. 31,
(Dollars in millions)                               2001
-------------------------------------------------------------
Other postemployment benefits                    $ 2,005.7
Pension liability                                  1,624.0
Unsecured debt                                       526.7
Accounts payable                                     220.8
Accrued employment costs                             270.6
Other accrued liabilities                            152.8
Accrued taxes and interest                            77.5
                                                 ---------
    Total                                        $ 4,878.1
                                                 =========
-------------------------------------------------------------

    Net costs resulting from reorganization of the businesses have been reported in the statement of earnings separately as reorganization items. For the year ended December 31, 2001, the following have been incurred:

(Dollars in millions)                               2001
-------------------------------------------------------------
Professional fees                                $     7.1
Losses from termination of contracts                   1.4
Interest income                                       (0.4)
                                                 ----------
     Total                                       $     8.1
                                                 ==========
-------------------------------------------------------------


    Interest on unsecured debt that was not charged to earnings for the period from October 15 to December 31, 2001 was approximately $9 million.

                              F-4 (Page 5 of 20)

                      ASSET IMPAIRMENT AND UNUSUAL ITEMS

    We recognized the following asset impairments and unusual items:

(Dollars in millions)                                2001        2000
--------------------------------------------------------------------------
Impairment of goodwill                           $   317.0     $      -
Loss on closure of Lackawanna Coke                    40.0            -
Impairment of Chicago Cold Rolling facility           15.2            -
Impairment of Burns Harbor 110" plate mill            11.4            -
Employee termination costs                             7.5            -
Loss on closure of Metalsite                           3.4            -
Gain on sale of MBR                                  (22.2)           -
Gain on Metropolitan Life conversion                    -          (17.9)
Gain on sale of Presque Isle                            -           (9.0)
Closure of Burns Harbor ingot teeming and
  slab mill                                             -            6.0
                                                 ----------    ----------
     Total                                       $   372.3     $   (20.9)
                                                 ==========    ==========
--------------------------------------------------------------------------


    At year end, as a result of the chapter 11 filing and the extremely competitive steel market conditions, we analyzed our ability to recover the carrying value of our steel assets and facilities. We determined that the carrying value of certain assets exceeded the related expected future cash flows. Accordingly, we recognized an impairment loss of (1) $317 million for goodwill acquired in the 1998 Lukens merger, (2) $11 million for the 110 inch plate mill at Burns Harbor which is now expected to remain idle indefinitely and (3) $15 million for our Chicago Cold Rolling facility which substantially reduced operations during the fourth quarter. Also, during the fourth quarter, we identified approximately 300 non-represented salaried positions that will be eliminated and recognized $8 million for related employee benefit charges (primarily for pensions).


    Earlier in 2001, we (1) closed our Lackawanna Coke operations resulting in a charge of $40 million principally to recognize related employee benefit costs ($22 million for pensions, $9 million for postretirement benefits other than pensions, and $9 million for severance and other costs), (2) sold our interest in MBR, a Brazilian iron ore property, for $4 million in cash and $19 million in credits against future iron ore purchases resulting in a $22 million gain and (3) wrote- off our equity investment in Metalsite, an internet marketplace for steel that ceased operations, resulting in a charge of $3 million.


    In 2000, we received $18 million from the conversion of Metropolitan Life Insurance Company from a mutual company owned by its policyholders to a publicly held company, all of which was recognized as a gain. We sold our equity interest in Presque Isle Corporation for $10 million resulting in a $9 million gain. Offsetting these gains was a $6 million charge in connection with closing our Burns Harbor ingot teeming and slab mill operation. This charge included $4.5 million for employee benefit related costs ($3 million for pensions, $1 million for postretirement benefits other than pensions, and $.5 million for severance and other benefits) and $1.5 million for the net book value of certain assets.

                                   F-4 (Page 6 of 20)

                                   D. TAXES

    Our benefit (provision) for income taxes consisted of:


(Dollars in millions)                      2001         2000        1999
----------------------------------------------------------------------------
Federal - deferred                      $  (985)      $    26      $    39
Federal, state and foreign - current          1            (1)          -
                                        --------      --------     --------
   Total benefit (provision)            $  (984)      $    25      $    39
                                        ========      ========     ========
----------------------------------------------------------------------------

    The benefit (provision) for income taxes differs from the amount computed by applying the federal statutory rate to pre-tax income (loss). The computed amounts and the items comprising the total differences follow:

(Dollars in millions)                      2001          2000       1999
----------------------------------------------------------------------------

Pre-tax income (loss):
United States                           $  (967)      $  (144)     $  (223)
Foreign                                       1             1            1
                                        --------      --------     --------
   Total                                $  (966)      $  (143)     $  (222)
                                        ========      ========     ========

Computed amounts                        $   338       $    50      $    78
Change in valuation allowance            (1,208)          (25)         (39)
Goodwill amortization/impairment           (115)           (4)          (4)
Percentage depletion                          5             5            6
Other differences - net                      (4)           (1)          (2)
                                        --------      --------     --------
   Total benefit (provision)            $  (984)      $    25      $    39
                                        ========      ========     ========
----------------------------------------------------------------------------

    The components of our net deferred income tax asset are as follows:

(Dollars in millions)                                December 31
----------------------------------------------------------------------------
                                                  2001         2000
                                                --------     --------
Temporary differences:
  Employee benefits                             $   985      $   915
  Depreciable assets                               (220)        (250)
  Other                                             185          205
                                                --------     --------
    Total                                           950          870
Operating loss carryforward                         475          420
Alternative minimum tax credits                      35           35
                                                --------     --------
  Deferred income tax asset                       1,460        1,325
Valuation allowance                              (1,460)        (340)
                                                --------     --------
  Deferred income tax asset - net               $   -        $   985
                                                ========     ========
----------------------------------------------------------------------------

                              F-4 (Page 7 of 20)

    Temporary differences represent the cumulative taxable or deductible amounts recorded in our financial statements in different years than recognized in our tax returns. Our employee benefits temporary difference includes amounts expensed in our financial statements for postretirement pensions, health care and life insurance that become deductible in our tax return upon payment or funding in qualified trusts. The depreciable assets temporary difference represents principally cumulative tax depreciation in excess of financial statement depreciation. Other temporary differences represent various net expenses accrued for financial reporting purposes that are not deductible for tax reporting purposes until paid. At December 31, 2001, we had regular tax net operating loss carryforwards (NOL) of about $1.4 billion and alternative minimum tax loss carryforwards of about $940 million. The NOL will expire in varying amounts from 2005 through 2021 if we are unable to use the amounts to offset taxable income in the future. Our ability to reduce future income tax payments through the use of NOL could be limited if Bethlehem were to undergo an ownership change. A chapter 11 reorganization plan may cause such an ownership change, may reduce the amount of NOL available and may limit NOL usage. Any liabilities cancelled under a chapter 11 reorganization plan will reduce our NOL by the amount cancelled and, therefore, in substance will be taxable income.

    FASB Statement No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." We incurred financial accounting losses in 1999 through 2001. Our results during 2001 were worse than we anticipated at the beginning of the year and we will not be able to use any of the NOL expiring in 2001 in our federal income tax return for the year. In the absence of specific favorable factors, application of FASB Statement No. 109, issued in 1992, and its subsequent interpretations require a 100% valuation allowance for any deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, during 2001, after consideration of these factors, we provided a 100% valuation allowance for our deferred tax asset increasing our non-cash provision for income taxes for 2001 by $985 million. We will continue this policy in the future until, at a minimum, a chapter 11 plan of reorganization is confirmed.

    In addition to income taxes, we incurred costs for certain other taxes as follows:


(Dollars in millions)                      2001         2000        1999
----------------------------------------------------------------------------
Employment taxes                        $   69.4       $   69.7    $   73.3
Property taxes                              29.2           31.4        34.2
State taxes and other                        7.0            9.7        11.7
                                        --------       --------    --------
  Total other taxes                     $  105.6       $  110.8    $  119.2
                                        ========       ========    ========
----------------------------------------------------------------------------

                              F-4 (Page 8 of 20)

                    E.  DEBT AND CAPITAL LEASE OBLIGATIONS


(Dollars in millions)                                    December 31
----------------------------------------------------------------------------
                                                       2001         2000
                                                     ---------    ---------
Secured Debt:
  Notes and loans:
    GECC DIP facility, Variable, Due 2003            $  205.6     $     -
    Inventory debt, LIBOR plus 1.125%, Due 2003         289.9        140.0
    Cold mill financing, LIBOR plus 2.5%, Due 2003       43.8         48.8
    Chicago Cold Rolling financing, Variable rate,
      Due 2005                                           18.0           -
    2%, Due 2002-2009                                     2.3          2.6

  Capital lease obligations:
    Wide slab caster, 9.867%, Due 2001-2005              46.1         49.2
    Ore vessel, 11.5%, Due 2001-2009                     26.1         28.0
    Other                                                15.7         11.8
                                                     ---------    ---------
      Total Secured Debt                                647.5        280.4

Unsecured debt:
  Notes and loans:
    7-5/8% notes, Due 2004                              150.0        150.0
    10-3/8% notes, Due 2003                             102.8        105.0
    6-1/2% notes, Due 2006                               75.0         75.0
    9.64%, Due 2001-2009                                  0.3          0.3

  Debentures:
    8.45%, Due 2005                                      73.9         78.5
    8-3/8%, Due 2001                                       -          39.0

  Pollution control and industrial revenue bonds:
    7-1/2% - 8%, Due 2015-2024                          127.7        128.9
                                                     ---------    ---------
      Total Unsecured Debt                              529.7        576.7

  Unamortized debt discount                              (3.0)        (3.7)
                                                     ---------    ---------
    Total Debt                                        1,174.2        853.4
  Amounts classified as current                         (19.3)       (55.4)
  Amounts classified as subject to compromise          (526.7)          -
                                                     ---------    ---------
    Long-term                                        $  628.2     $  798.0
                                                     =========    =========
----------------------------------------------------------------------------

    At December 31, 2001, secured debt and capital lease obligations with contractual maturities of less than one year are classified as current. All unsecured debt has been classified as liabilities subject to compromise. Interest or principal is not expected to be paid or accrued on unsecured debt until a chapter 11 plan of reorganization defining the repayment terms has been

                              F-4 (Page 9 of 20)
submitted and confirmed.

    The Court approved a $450 million debtor-in-possession (DIP) financing with the General Electric Capital Corporation (GECC). The Court has authorized a $5 million carve out for the protection of certain administrative costs. The GECC financing is collateralized by, among other things, a senior lien on substantially all of the Debtors' assets, excluding inventory and those assets that had previously been subject to a lien, and a junior lien on inventory and those assets that had previously been subject to a lien. The GECC financing expires on the earlier of confirmation of a chapter 11 plan of reorganization or October 15, 2003. Bethlehem's wholly owned subsidiaries that did not file for chapter 11 reorganization have guaranteed the financing. Bethlehem pays interest on this financing at its option at either (1) an indexed rate, typically based on the prime rate, plus 2.5% or (2) LIBOR plus 3.5%. At December 31, 2001 our average rate was about 6%. The GECC financing contains certain financial performance covenants, with which we are in compliance at December 31, 2001, and restricts our ability to pay dividends. Initial proceeds from the GECC financing were used to repurchase accounts receivable that had been sold under a previous facility. As part of the GECC financing, the $290 million previously borrowed under an inventory credit facility remains outstanding as secured debt for the term of the GECC financing. Interest is payable monthly in arrears on the GECC facility and as adequate protection on the inventory debt. At December 31, 2001 letters of credit outstanding under the GECC financing amounted to $16 million and, based on net eligible receivables in the borrowing base, $172 million was available for borrowing.

    Bethlehem incurred $8 million in debt financing costs related to the facility that are being amortized over the two year term of the loan.

    At December 31, 2001 and 2000, the estimated fair value of our debt was about $480 million less and $125 million less than the recorded amounts.

    Prior to the chapter 11 filing, we had a credit arrangement with a group of 15 domestic and international banks for $660 million, $150 million of which could be used for letters of credit. The arrangement consisted of a $340 million receivables sale/purchase agreement through a wholly-owned special purpose subsidiary and a $320 million secured inventory credit agreement.

    The GECC financing replaced the receivable sale/purchase agreement and the pre- petition debt outstanding under the inventory facility was converted to term debt.

    Supplemental information on the receivable balances at December 31 follows:

(Dollars in millions)                                    December 31
----------------------------------------------------------------------------
                                                       2001         2000
                                                     ---------    ---------

Trade and other                                      $  338.9     $  108.0
Banks                                                    34.1         63.7
Allowances                                              (22.6)       (19.6)
                                                     ---------    ---------
  Total receivables - net                            $  350.4     $  152.1
                                                     =========    =========
----------------------------------------------------------------------------

    Receivables from banks are for cash collateral and required receivable reserves that were to be returned to us upon expiration of the letters of credit and liquidation of receivable ownership.

    The amounts included in property, plant and equipment for capital leases were $86 million (net of $10 million accumulated amortization) and $89 million ($2 million accumulated amortization) at December 31, 2001 and 2000.

                              F-4 (Page 10 of 20)

                  F.  COMMITMENTS AND CONTINGENT LIABILITIES

    In 2000, we sold and leased back under a long-term charter an ore vessel, the M.V. Stewart J. Cort. The gain of $28 million was deferred and will be recognized over the eight-year life of the charter agreement. We recognized $4 million of the gain during 2001.

    Also in 2000, we entered into a 12-year agreement to purchase pulverized coal for injection into "L" Blast Furnace. We pay a minimum of $11 million per year plus additional amounts based on the amount of coal consumed. During 2001, we made minimum payments of $11 million, paid variable fees of $5 million and purchased 479,000 tons of coal for $21 million.

    Future minimum payments under noncancellable operating leases at December 31, 2001 were $33 million in 2002, $28 million in 2003, $27 million in 2004, $25 million in 2005, $17 million in 2006 and $74 million thereafter. Total rental expense under operating leases was $39 million, $40 million and $35 million in 2001, 2000 and 1999.

    In 1998, we sold the No. 1 Coke Oven Battery at Burns Harbor and entered into agreements to operate the facility and purchase about 800,000 tons of coke per year through year 2008. We purchased 821,000 tons of coke at a cost of $99 million in 2001, 851,000 tons at a cost of $104 million in 2000, and 857,000 tons at a cost of $103 million in 1999. The gain on the sale of about $160 million was deferred and is being recognized over the nine-year life of the operating and purchase agreements. We have recognized $18 million of the gain in each year since 1999 as a reduction of cost of sales.

    In 1997, we sold our interest in the Iron Ore Company of Canada (IOC) and entered into a 14-year agreement to purchase up to 1.8 million tons of iron ore pellets per year generally at market prices through the year 2004 and about 500,000 tons in the years 2005 through 2011. In 2001, we purchased iron ore from IOC at a cost of $41 million.

    At December 31, 2001, we had outstanding approximately $10 million of purchase orders for additions and improvements to our properties.

    The LTV Corporation, which filed for chapter 11 bankruptcy protection in December 2000, is our partner in the Columbus Coatings Company (CCC) joint venture. CCC is an automotive quality, hot-dipped galvanized coating line that began operation in 2001 to provide coating services to Bethlehem and LTV. In December 2001, LTV ceased operations and is trying to sell its assets, including its share of CCC. CCC continues to operate and provide coating services to Bethlehem.

    CCC's construction costs were financed in part with a loan under a 1999 agreement with a group of lenders. Both Bethlehem and LTV guaranteed the full amount of the construction loan, which at December 31, 2001, had a balance of $113 million. After LTV's chapter 11 filing, Bethlehem provided CCC's lenders with a collateralized letter of credit for $30 million and a mortgage on our corporate headquarters building as additional collateral. During 2001, Bethlehem and LTV both contributed capital to the joint venture to make any required principal and interest payments. LTV has informed us they no longer intend to make any additional capital contributions for any amounts required under the loan agreements as of December 31, 2001, and beyond.


    Because of LTV's and our chapter 11 filings, CCC, LTV and Bethlehem are in default under the construction loan agreements which would allow the lenders to call the full amount of the loan. We believe that the market value of CCC exceeds the loan amount. We are working with the CCC lenders and certain of the potential buyers of LTV's ownership in CCC to resolve open issues. We believe these issues can be resolved without any additional significant impact on our liquidity.

    We, along with other parties, have directly or indirectly guaranteed the debt of certain other joint ventures totaling $12 million as of December 31, 2001.

                              F-4 (Page 11 of 20)

    The domestic steel industry is subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, wastewater discharges and solid and hazardous waste disposal. Bethlehem and federal and state regulatory agencies conduct negotiations to resolve differences in interpretation of certain environmental control requirements. In some instances, those negotiations are held in connection with the resolution of pending environmental proceedings. We believe that there will not be any significant curtailment or interruptions of any of our important operations as a result of these proceedings and negotiations. We cannot predict the specific environmental control requirements that we will face in the future. Based on existing and anticipated regulations promulgated under presently enacted legislation, we currently estimate that capital expenditures for environmental control in the near-term will average about $60 million per year. However, estimates of future capital expenditures and operating costs required for environmental compliance are subject to numerous uncertainties, including the evolving nature of regulations, possible imposition of more stringent requirements, availability of new technologies and the timing of expenditures.

    Although it is possible that our future results of operations, in particular quarterly or annual periods, could be materially affected by the future costs of environmental compliance, we believe that the future costs of environmental compliance will not have a material adverse effect on our consolidated financial position or on our competitive position with respect to other integrated domestic steelmakers that are subject to the same environmental requirements.

    In the ordinary course of our business, we are involved in various pending or threatened legal proceedings. These proceedings include a large number of cases in which plaintiffs allege injury due to exposure to asbestos, allegedly resulting from past operations of Bethlehem and others. All of the asbestos cases resolved to date have either been dismissed as to Bethlehem or settled for immaterial amounts. We cannot predict with certainty the outcome of any legal proceedings to which we are a party. In our opinion, however, adequate reserves have been recorded for losses that are likely to result from all legal proceedings. If such reserves prove to be inadequate, however, we would incur a charge to earnings that could be material to the results of operations in a particular future quarterly or annual period. We believe that any ultimate liability arising from these proceedings will not have a material adverse effect on our consolidated financial position. Any payments related to litigation at the time of filing is automatically stayed during the chapter 11 proceedings.

                              F-4 (Page 12 of 20)

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

    The following sets forth the plans' funded status at our valuation date together with certain actuarial assumptions used and the amounts recognized in our consolidated balance sheets and income statements:

(Dollars in millions)                                       Pension              OPEB
-----------------------------------------------------------------------------------------------

                                                          2001      2000      2001      2000
                                                        --------  --------  --------  ---------
Change in benefit obligation:
  Projected benefit obligation - beginning of year      $ 6,060   $ 6,115   $ 2,775   $ 2,750
  Current service cost                                       60        64        13        12
  Interest cost                                             463       468       213       212
  Actuarial adjustments                                     469        (3)      223        (8)
  Other                                                      32         3        12         1
  Benefits/administration fees paid                        (589)     (587)     (205)     (192)
                                                        --------  --------  --------  ---------
  Projected benefit obligation - November 30              6,495     6,060     3,031     2,775
                                                        --------  --------  --------  ---------
Change in plan assets
  Fair value of plan assets - beginning of year           5,735     6,090        90       100
  Actual return on plan assets                             (393)      213         1         9
  Employer contributions                                      8        27         -         -
  Benefits/administration fees paid                        (597)     (595)      (74)      (19)
                                                        --------  --------  --------  ---------
  Fair value of plan assets - November 30                 4,753     5,735        17        90
                                                        --------  --------  --------  ---------

  Unfunded projected benefit obligation                   1,742       325     3,014     2,685
  Unrecognized:
    Net actuarial gain (loss)                              (958)      432      (960)     (767)
    Initial net obligation                                   (2)      (37)        -         -
    Prior service from plan amendments                     (223)     (281)      (12)      (18)
  December - net                                              7         3         5        55
                                                        --------  --------  --------  ---------
    Acrued expense                                          566       442     2,047      1,955
                                                        ========  ========  ========  =========

Balance Sheet Accounts:
  Current and long-term liabilities                     $     -   $   442   $    41   $  1,955
  Liabilities subject to compromise                       1,624         -     2,006          -
  Adjustments to recognize minimum pension liability:
    Accumulated other comprehensive income                 (833)        -         -          -
    Intangible pension asset                               (225)        -         -          -
                                                        --------  --------  --------  ---------
    Accrued expense                                     $   566   $   442   $ 2,047   $  1,955
                                                        ========  ========  ========  =========

    Under applicable accounting principles, we are required to record a minimum pension liability equal to the unfunded pension obligation of $1,624 million. The difference between the unfunded accumulated and projected benefit obligations represents the projected salary assumption used for actuarial purposes. Those applicable accounting principles require that any

                              F-4 (Page 13 of 20)
excess of the minimum liability over the accrued expense be recorded as an intangible asset up to the unamortized past service costs with the balance charged to other comprehensive income.


(Dollars in millions)                             Pension                         OPEB
-----------------------------------------------------------------------------------------------------
                                        2001       2000       1999      2001      2000       1999
                                      --------   --------    -------   -------   -------    -------
Components of net expense:
  Current service cost                $    60    $    64     $   60    $   13    $   12     $   11
  Interest cost                           463        468        405       213       212        158
  Expected return on plan assets         (520)      (557)      (496)       (1)       (7)        (7)
  Other                                     8         -          -          3        -          -
  Amortizations:
    Initial net obligation                 34         34         34        -         -          -
    Plan amendments                        50         50         29         2         2         -
    Actuarial (gain) loss                  -         (12)        -         34        38         23
  PBGC, Multiemployer, other                8          8          8         7         7         15
                                      --------   --------    -------   -------   -------    -------
  Net expense                             103         55         40       271       264        200
                                      ========   ========    =======   =======   =======    =======

Assumptions:
  Expected return on plan assets       9 1/2%     9 1/2%     8 3/4%        8%        8%     6 3/4%
  Discount rate - expense                  8%         8%     6 3/4%        8%        8%     6 3/4%
  Discount rate - projected obligation 7 1/8%         8%         8%    7 1/8%        8%         8%
  Rate of compensation increase            3%       2.9%       2.9%        3%      2.9%       2.9%

  Trend rate
    -beginning next year                  n/a        n/a        n/a      8.8%      8.6%     9 1/2%
    -ending rate                          n/a        n/a        n/a      4.8%      4.8%       4.8%
    -ending year                          n/a        n/a        n/a      2010      2010       2010


    A one-percentage-point change in assumed health care cost trend rates would have an effect of $20 million on the total service and interest cost components of the 2002 other postretirement benefits expense and of $245 million on the November 30, 2001 projected benefit obligation for other postretirement benefits.


                                   F-4 (Page 14 of 20)

                       H.  STOCKHOLDER RIGHTS AGREEMENT

    We have a Stockholder Rights Agreement under which holders of Common Stock have rights to purchase a new series of Preference Stock, or under certain circumstances, additional shares of Common Stock. The rights generally become exercisable if a person or group begins a tender or exchange offer that would result in that person or group owning 15% or more of Bethlehem's Common stock. Under these circumstances, each right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preference Stock at an exercise price of $60 per unit. The rights also become exercisable if a person or group acquires 15% or more of Common Stock or acquires 5% or more of Common Stock and makes a filing under the Hart- Scott-Rodino Antitrust Improvements Act of 1976. Under these circumstances, each right entitles the holder (other than the acquirer) to purchase, for the right's exercise price, a number of shares of Common Stock (or, in certain circumstances, other consideration) worth twice the right's exercise price. We may redeem new rights under certain circumstances at one cent per right. If the rights are not redeemed or extended, they will expire in October 2008.

                                   F-4 (Page 15 of 20)

                               I.  STOCK OPTIONS

    At December 31, 2001, we had options outstanding under various Plans approved by our stockholders. New options can be granted only under the Plan approved in 2001, which reserved 6,400,000 shares of Common Stock for such use. At December 31, 2001, options on 4,867,450 shares of Common Stock were available for granting. Under the plans, the option price is the fair market value of our Common Stock on the date the option is granted. Options issued under the Plans become exercisable one to four years after the date granted and expire ten years from the date granted. Exercisable options may be surrendered for the difference between the option price and the quoted market price of the Common Stock on the date of surrender. Depending on the circumstances, option holders receive either Common Stock, cash, or a combination of Common Stock and cash. Because of the surrender component in our options, related expense is recognized periodically based on the difference between the option price and current quoted market prices. Compensation expense recognized and weighted average fair value for the options granted in 2001, 2000 and 1999 were not material.

    Changes in options outstanding during 2001, 2000 and 1999 were as follows:

                                          Number of         Weighted
                                           Options       Average Price
-----------------------------------------------------------------------
Balance December 31, 1998                5,220,298       $          14
        Granted                          1,074,950                   9
        Terminated or canceled            (318,506)                 18
        Surrendered or exercised          (294,665)                  9
-----------------------------------------------------------------------
Balance December 31, 1999                5,682,077                  13
        Granted                            889,250                   6
        Terminated or canceled            (286,899)                 15
        Surrendered or exercised            (1,000)                  6
-----------------------------------------------------------------------
Balance December 31, 2000                6,283,428                  12
        Granted                          1,145,450                   3
        Terminated or canceled            (514,919)                 13
        Surrendered or exercised           (10,360)                  8
-----------------------------------------------------------------------
Balance December 31, 2001                6,903,599       $          11
=======================================================================

    Options exercisable at the end of 2001, 2000 and 1999 were 4,575,387, 4,303,416 and 3,884,315.

    Information on our stock options at December 31, 2001 follows:

                  Number of  Average     Average       Number of     Average
   Range of        Options   Exercise  Contractual      Options      Exercise
Exercise Prices  Outstanding   Price   Life (Years)   Exercisable     Price
------------------------------------------------------------------------------
$.54                 200,000    $  1            10             -      $   -
 2.375 - 7.37      1,894,105       4             9        315,993         6
 8.125 - 20.375    4,809,494      13             4      4,259,394        14
                   ---------                            ---------
Total              6,903,599      11             6      4,575,387        13
                   =========                            =========


                                   F-4 (Page 16 of 20)

                           J.  STOCKHOLDERS' EQUITY

                                                                                                                   Accumulated
                                                                                                               -------------------
                                                                                                                         <C)
                                                                                                                         Other
Shares in thousands         Preferred Stock  Preference Stock   Common Stock     Common Stock    Additional              Compre-
and dollars in millions,    $1.00 Par Value  $1.00 Par Value   $1.00 Par Value  Held in Treasury   Paid-In               hensive
except per share data)      Shares   Amount  Shares    Amount  Shares   Amount  Shares    Amount   Capital      Deficit  Income
----------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1998   11,623    $11.6  2,175       $2.2  132,228  $132.2  2,081    ($60.3)  $1,991.6     ($587.8)  $      -
Net loss for year                                                                                               (183.2)
Dividends on Preferred Stock                                                                         (40.4)
Preference Stock:
        Stock dividend                         108        0.1                                         (0.1)
        Issued                                   3                                                     0.1
        Converted                             (276)      (0.3)     276     0.3
Common Stock:
        Acquired                                                                   38      (0.3)
        Issued                                                   1,085     1.1                        10.3
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999    11,623    11.6  2,010        2.0  133,589   133.6  2,119     (60.6)   1,961.5      (771.0)         -
Net loss for year                                                                                               (118.4)         -
Dividends on Preferred Stock                                                                         (40.4)
Preference Stock:
        Stock dividend                         100        0.1                                         (0.1)
        Issued                                  84        0.1                                          0.1
        Converted                             (138)      (0.1)     138     0.1
Common Stock:
        Acquired                                                                2,732      (5.1)
        Issued                                                     897     0.9                         5.7
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000    11,623    11.6   2,056       2.1  134,624   134.6  4,851     (65.7)   1,926.8      (889.4)         -
Net loss for year                                                                                             (1,949.6)
Minimum pension adjustment                                                                                                 (833.0)
Dividends on Preferred Stock                                                                         (20.2)
Preference Stock:
        Stock dividend                          102       0.1                                         (0.1)
        Issued                                   19        -                                             -
        Converted              (265)   (0.2)   (149)     (0.2)     783     0.8                        (0.4)
Common Stock:
        Acquired                                                                   47      (0.2)
        Issued                                                     374     0.4                         2.1
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001    11,358   $11.4   2,028      $2.0  135,781  $135.8  4,898    $(65.9)  $1,908.2   $(2,839.0)   $(833.0)
----------------------------------------------------------------------------------------------------------------------------------

                               F-4 (Page 17 of 20)

    Total non-owner changes in equity for the years ended December 31, 2001 and 2000 were as follows:


(Dollars in millions)                2001          2000          1999
-----------------------------------------------------------------------
Net Loss                         $ (1,949.6)   $  (118.4)    $  (183.2)
Minimum Pension Adjustment           (833.0)          -             -
                                 -----------   -----------   ----------
                                 $ (2,782.6)   $   (118.4)   $  (183.2)
                                 ===========   ===========   ==========
-----------------------------------------------------------------------

    Preferred and Preference Stock issued and outstanding:

(Shares in thousands)                                         December 31
---------------------------------------------------------------------------
                                                             2001     2000
                                                             ----     ----
Preferred Stock - Authorized 20,000 shares
$5.00 Cumulative Convertible Preferred Stock                 2,500    2,500
$2.50 Cumulative Convertible Preferred Stock                 4,000    4,000
$3.50 Cumulative Convertible Preferred Stock                 4,858    5,123

Preference Stock - Authorized 20,000 shares
Series "A" 5% Cumulative Convertible Preference Stock        1,324    1,357
Series "B" 5% Cumulative Convertible Preference Stock          704      699
---------------------------------------------------------------------------

    Each share of $3.50 Cumulative Convertible Preferred Stock issued in 1993 is convertible into 2.39 shares of Common Stock, subject to certain events. Each share of the $5.00 Cumulative Convertible Preferred Stock and the $2.50 Cumulative Convertible Preferred Stock issued in 1983 is convertible into 1.77 and .84 shares of Common Stock, subject to certain events. During 2001, the Company declared and paid only the first and second quarter dividend on Preferred Stock. Under Delaware law, we have insufficient "surplus" to pay dividends on preferred and common stock. Dividend payments are also restricted by our GECC financing (See Note E. Debt and Capital Lease Obligations). The remaining 2001 quarterly dividends are in arrears.

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

                              F-4 (Page 18 of 20)

                             K. EARNINGS PER SHARE

    The following presents the details of our earnings per share calculations:

(Shares in thousands and dollars
in millions, except per share data)                  2001         2000         1999
------------------------------------------------------------------------------------------

Basic Earnings Per Share
Net loss                                        $ (1,949.6)  $   (118.4)  $   (183.2)
Less dividend requirements:
  $2.50 preferred dividend-cash                      (10.0)       (10.0)       (10.0)
  $5.00 preferred dividend-cash                      (12.5)       (12.5)       (12.5)
  $3.50 preferred dividend-cash                      (17.7)       (17.9)       (17.9)
  5% preference dividend-stock                        (0.3)        (0.3)        (0.8)
------------------------------------------------------------------------------------------
    Total preferred and preference dividends         (40.5)       (40.7)       (41.2)
Net income (loss) applicable to Common Stock    $ (1,990.1)  $   (159.1)  $   (224.4)
------------------------------------------------------------------------------------------
Average Shares of Common Stock outstanding         130,077      131,747      130,199
------------------------------------------------------------------------------------------
Basic Earnings Per Share                        $   (15.30)  $    (1.21)  $    (1.72)
==========================================================================================

Diluted Earnings Per Share
Net loss                                        $ (1,949.6)  $   (118.4)  $    (183.2)
Less dividend requirements:
  $2.50 preferred dividend-cash                      (10.0)       (10.0)        (10.0)
  $5.00 preferred dividend-cash                      (12.5)       (12.5)        (12.5)
  $3.50 preferred dividend-cash                      (17.7)       (17.9)        (17.9)
  5% preference dividend-stock                        (0.3)        (0.3)         (0.8)
------------------------------------------------------------------------------------------
Net income (loss) applicable to Common Stock    $ (1,990.1)  $   (159.1)  $    (224.4)
==========================================================================================
Average shares of Common Stock equivalents
and other potentially dilutive securities outstanding:
  Common Stock                                     130,077      131,747       130,199
  Stock Options                                          *            *             *
  $2.50 Preferred Stock                                  *            *             *
  $5.00 Preferred Stock                                  *            *             *
  $3.50 Preferred Stock                                  *            *             *
  5% Preference Stock                                    *            *             *
------------------------------------------------------------------------------------------
    Total                                          130,077      131,747       130,199
==========================================================================================
Diluted Earnings Per Share                      $   (15.30)  $    (1.21)  $     (1.72)
==========================================================================================

* Antidilutive


                              F-4 (Page 19 of 20)

                   L.  QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in millions, except per share data)
---------------------------------------------------------------------------------------------------------------
                                           2001                                           2000
                         --------------------------------------------------------------------------------------
                            1Q         2Q         3Q        4Q          1Q           2Q         3Q        4Q
                         --------------------------------------------------------------------------------------
Net sales                $ 877.9  $   911.1  $   825.4  $  719.9  $  1,138.9   $  1,088.2   $  988.8  $  878.5
Cost of sales              910.8      915.2      844.0     798.6     1,020.4        966.0      923.8     906.4
Net income (loss)         (118.4)  (1,131.9)    (152.2)   (547.1)        3.1         31.6      (34.8)   (118.2)
Net income (loss) per
Common Share - basic &
diluted                  $ (0.99) $   (8.80) $   (1.25) $  (4.27) $    (0.05)  $     0.16   $  (0.34) $  (0.97)
---------------------------------------------------------------------------------------------------------------


                  M. INFORMATION ABOUT PRODUCTS AND SERVICES


Percentage of Bethlehem's Net Sales
By Major Product
-----------------------------------------------------------------------------
                                         2001         2000         1999
                                        ------       ------       ------
Steel mill products:
  Hot rolled sheets                      15.3%        14.9%        13.5%
  Cold rolled sheets                     15.2         18.9         18.4
  Coated sheets                          29.0         27.9         29.9
  Tin mill products                       7.9          6.3          7.0
  Plates                                 21.6         20.5         20.4
  Rail products                           3.5          3.9          2.6
  Other steel mill products               1.5          2.0          2.5
Other products and services
  (including raw materials and freight)   6.0          5.6          5.7
                                        ------       ------       ------
                                        100.0%       100.0%       100.0%
-----------------------------------------------------------------------------

    Since 1999, our largest customer, General Motors Corporation, accounted for about 10% of our consolidated sales.

                                  F-4 (Page 20 of 20)

                        Report of Independent Auditors


To the Board of Directors and
Stockholders of
Bethlehem Steel Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bethlehem Steel Corporation and its subsidiaries ("Bethlehem") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that Bethlehem will continue as a going concern, which contemplates continuity of the company's operations and realization of its assets and payments of its liabilities in the ordinary course of business. As more fully described in the notes to the consolidated financial statements, on October 15, 2001, Bethlehem filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and the company's recurring losses from operations raise substantial doubt about Bethlehem's ability to continue as a going concern. Bethlehem is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, the company's ability to comply with all debt covenants under the existing debtor-in-possession financing agreements, and Bethlehem's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that the company's assets may be liquidated. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.


/s/ PricewaterhouseCoopers LLP
------------------------------
Philadelphia, Pennsylvania
January 30, 2002

                        CONSENT OF INDEPENDENT AUDITORS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796,
No.  2-67314, No.  33-23516, No. 33-23688, No. 33-52267, No. 33-58019, No.
33-58021, No.  33-60507, No. 333-53895, No. 333- 57157, and No. 333-91941)
of Bethlehem Steel Corporation of our report dated January 30, 2002 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP
------------------------------


Philadelphia, Pennsylvania
January 30, 2002

                                BETHLEHEM STEEL CORPORATION


                                     10-K SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                      ($ in Millions)


                                                                  Charged
                                             Balance at         (Credited)                            Balance at
                                              12/31/00           to Income         Deductions          12/31/01
                                             ----------         ----------         ----------         ----------

Classification
--------------
  Doubtful Receivables & Returns                  $19.6              $7.8           ($4.8)(a)             $22.6
  Deferred Income Tax Asset                       340.0           1,200.0           (80.0)(b)           1,460.0



                                                                  Charged
                                             Balance at         (Credited)                            Balance at
                                              12/31/99           to Income         Deductions          12/31/00
                                             ----------         ----------         ----------         ----------
Classification
--------------
  Doubtful Receivables & Returns                  $19.6              $0.1           ($0.1)(a)             $19.6
  Deferred Income Tax Asset                       325.0              26.0           (11.0)(b)             340.0




                                                                  Charged
                                             Balance at         (Credited)                            Balance at
                                              12/31/98           to Income         Deductions          12/31/99
                                             ----------         ----------         ----------         ----------

Classification
--------------
  Doubtful Receivables & Returns                  $20.0              $0.8           ($1.2)(a)             $19.6
  Deferred Income Tax Asset                       320.0              39.0           (34.0)                325.0


(a) Amounts written-off less collections and reinstatements.
(b) Expiration of NOL carryforward and other tax adjustments.