Form 10-K/A
period 2001-12-31
BETHLEHEM STEEL CORP /DE/
filed 2002-03-28
CIK 11860

2001
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                F O R M  10-K/A
(Mark One)
x  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
--
   of 1934 For the Fiscal Year Ended December 31, 2001

   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
--
   Act of 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

Aggregate Market Value of Voting Stock held by Non-Affiliates:  $53,089,272

    The amount shown is based on the closing price of Bethlehem Common Stock on the New York Stock Exchange Composite Tape on March 25, 2002. Voting stock held by directors and executive officers of Bethlehem is not included in the computation. However, Bethlehem has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of Shares of Common Stock outstanding as of March 25, 2002: 130,970,424

                     DOCUMENTS INCORPORATED BY REFERENCE:
None

                          BETHLEHEM STEEL CORPORATION
                         ANNUAL REPORT ON FORM 10-K/A

                               TABLE OF CONTENTS
                               -----------------

PART III


                                                                    Page
                                                                    ----

ITEM 10.  Directors and Executive Officers of the Registrant.......  1

ITEM 11.  Executive Compensation...................................  3

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management............................................... 15

ITEM 13.  Certain Relationships And Related Transactions........... 17

          Signatures............................................... 18

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS

    The names of the directors, their principal occupations and the year in which each current Director of Bethlehem initially joined the Board of Directors are set forth below.

Benjamin R. Civiletti - Mr. Civiletti, age 66, was elected a director of Bethlehem in 1993. He has been Chairman of Venable, Baetjer and Howard, a law firm, since 1993 and a partner since 1981. He had been Managing Partner of that firm from 1987 until 1993. He previously served as Attorney General of the United States from 1979 to 1981. Mr. Civiletti is also a director of MBNA America Bank, N.A., MBNA International Bank Limited, The Wackenhut Corporation and Wackenhut Corrections Corporation.

Worley H. Clark - Mr. Clark, age 69, was elected a director of Bethlehem in 1993. He is President of W "H" Clark Associates, Ltd., a consulting firm. He retired as Chairman and Chief Executive Officer of Nalco Chemical Company, a manufacturer of specialty chemicals, in 1994, having held the positions of Chief Executive Officer since 1982 and Chairman since 1984 and having been an employee of that company since 1960. Mr. Clark is also a director of Exchange Cubed, LLC, Georgia-Pacific Corporation, Merchants' Exchange, Merrill Lynch & Co., Inc., Millennium Chemicals Inc. and Valero Energy Corporation.

John B. Curcio - Mr. Curcio, age 67, was elected a director of Bethlehem in 1988. He was Chief Executive Officer and a director of Mack Trucks, Inc., a manufacturer of heavy-duty trucks, from 1983 until 1989 and Chairman of the Board from 1985 until his retirement. Mr. Curcio is also a director of Minerals Technologies, Inc. and Integrated Components Systems, Inc. and Vice Chairman of Dallas & Mavis Specialized Carrier Co. and Jupiter Logistics, de Mexico, S.A. de C.V.

Lewis B. Kaden - Mr. Kaden, age 60, was elected a director of Bethlehem in 1994. He has been a partner of Davis Polk & Wardwell, a law firm, and an Adjunct Professor of Law at Columbia University since 1984, where he was a Professor of Law from 1976 to 1984.

Harry P. Kamen - Mr. Kamen, age 68, was elected a director of Bethlehem in 1993. He retired in 1998 as Chairman of the Board and Chief Executive Officer of Metropolitan Life Insurance Company, a life insurance company, positions he held since 1993. He held the additional title of President of Metropolitan Life from December 1995 to November 1997. Mr. Kamen is also a director of BDirect Capital, Inc., MetLife, Inc., Pfizer Inc. and National Association of Securities Dealers, Inc.

William M. Landuyt - Mr. Landuyt, age 46, was elected a director of Bethlehem in 1998. He has been Chairman and Chief Executive Officer of Millennium Chemicals Inc., an international chemicals company, since its demerger from Hanson PLC on October 1, 1996. He has also been President of Millennium since June 1997. Mr. Landuyt was a director and President and Chief Executive Officer of Hanson Industries (which managed the U.S. operations of Hanson PLC until the demerger) from June
1995 until the demerger, a director of Hanson PLC from 1992 until September 1996, Finance Director of Hanson PLC from 1992 to May 1995, and Vice President and Chief Financial Officer of Hanson Industries from 1988 to 1992. He joined Hanson Industries in 1983.

Robert S. Miller, Jr. - Mr. Miller, age 60, was elected a director of Bethlehem on September 24, 2001. He was also elected Chairman and Chief Executive Officer on that date. Prior to joining Bethlehem, Mr. Miller had been Chairman and Chief Executive Officer of Federal Mogul Corporation, an automotive parts manufacturer, from September 2000 through January 2001; special advisor to Aetna, Inc., a health insurer, from February 2000 to September 2000; President and director of Reliance Group Holdings, Inc., a property and casualty insurance company, from November 1999 to February 2000; Chairman of the Board and Acting Chief Executive Officer of Waste Management Inc., a waste transporter, from October 1997 to July 1998 and from August 1999 to November 1999; Interim Chief Executive Officer of Federal Mogul from September 1996 to November 1996; Chairman of Morrison Knudsen Corporation (now Washington Group, Inc.), an engineering and construction firm, from April 1995 to September 1996; and senior partner at James D. Wolfensohn, Inc., a New York investment banking firm, from April 1992 to February 1993. From 1979 to March 1992, Mr. Miller was an executive of Chrysler Corporation, where he held various positions including Vice Chairman of the Board and Chief Financial Officer. Mr. Miller is a director of Federal Mogul Corporation, Pope & Talbot, Inc., Symantec Corporation and Waste Management Inc.

Shirley D. Peterson - Mrs. Peterson, age 60, was elected a director of Bethlehem in 1996. She retired in June 2000 as President of Hood College, a position she held since 1995. She was a member of Steptoe & Johnson, a law firm, from 1993 through 1994, Commissioner of the Internal Revenue Service from 1992 to 1993, and an Assistant Attorney General (Tax Division), United States Department of Justice, from 1989 to 1992. Mrs. Peterson is also an Independent Trustee of Scudder Mutual Funds.

John F. Ruffle - Mr. Ruffle, age 64, was elected a director of Bethlehem in 1990. He retired in 1993 as Vice Chairman of the Board of J.P. Morgan & Co. Incorporated, a bank holding company, and Morgan Guaranty Trust Co. of New York, a commercial bank, positions he held since 1985. Mr. Ruffle is also a director of Trident Corporation, American Shared Hospital Services, Inc., The Wackenhut Corporation and Wackenhut Corrections Corporation, a Trustee of JP Morgan Series Trust II and a member of the Board of Managers of the North Moore Fund, LLC and JP Morgan Global Emerging Markets Fund, LLC.

    In addition to the business activities described above, the directors also participate in various other business, professional and charitable activities.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The Securities Exchange Act of 1934 requires Bethlehem's directors and executive officers and certain other stockholders to file reports of ownership and changes in ownership of Bethlehem stock with the Securities and Exchange Commission and the New York Stock Exchange. To Bethlehem's knowledge, all such reports for 2001 were timely filed.


ITEM 11.        EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Each non-employee director receives the following compensation for service:

-   an annual retainer of $25,000, payable quarterly;

- an annual retainer of $5,000, payable quarterly, to the Chairman of each of the Audit Committee, Compensation Committee and Committee on Directors;

- attendance fees of $1,000 for the Annual Meeting of Stockholders, any Board of Directors meeting, and any committee meeting(s) whether or not held on the same day as a board meeting; and

- 500 shares of Bethlehem Common Stock awarded on December 1 of each year pursuant to the 1994 Non-Employee Directors Stock Plan, which was approved by stockholders.

    Non-employee directors also receive reimbursement for any expenses they incur in connection with the business and affairs of Bethlehem. Mr. Miller does not receive compensation separately for service as a member of the Board of Directors or any committee of the Board.

    Under the Post Retirement Retainer Plan, non-employee directors who retire from the Board with 10 or more years of service will receive annual payments equal to 100% of the annual retainer fee payable at retirement. Non-employee directors who retire with between five and 10 years of service will receive annual payments starting at 50% of the annual retainer fee payable at retirement for directors with five years of service and increasing 10% for each year of service up to 10 years. The annual payments will begin at retirement (or at age 65 if retirement is prior to age 65) and will continue for a period equal to the director's years of service with the Board. Due to Bethlehem's chapter 11 filing, Bethlehem has suspended payments under the Plan.

    A deferred compensation plan for non-employee directors was implemented in 2001. The plan is voluntary and participating directors may defer up to 100% of cash compensation under the plan to either a cash or Bethlehem Common Stock account. Deferrals to a cash account are credited with investment returns based on investment options approved by the Board of Directors and selected by the director. Deferrals to the Bethlehem Common Stock account are credited as common stock units which will not have voting rights, but the director will be considered a "beneficial" owner of stock represented by such units for the purposes of dividends or other distributions. Distributions from the plan are made when the participant ceases to be a director in the form of (a) a lump-sum cash payment or annual installment cash payments for up to 10 years, at the participant's election, in the case of the cash account, and (b) shares of Bethlehem Common Stock (cash in lieu of fractional shares), in the case of the stock account.

RETIREMENT POLICY

    The general retirement policy of the Board of Directors provides that non-employee directors shall retire at the end of the term in which they reach age 70. However, the current non-employee directors who were elected at the 1991 Annual Meeting of Stockholders (Messrs. Curcio and Ruffle) shall retire no later than at the end of the term in which they reach age 72. Employee directors shall retire from the Board at the time of their retirement from Bethlehem. The present retirement age for management employees of Bethlehem is 65.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    Bethlehem's executive compensation programs are designed to attract, retain and motivate highly qualified executives to help cause the best possible performance from them. Compensation for Bethlehem's executives is based both on individual performance and upon corporate and business unit performance and consists of the following elements:

- Salaries that are determined by individual contribution and performance and that are competitive in the marketplace.

- Incentive compensation bonuses that, if paid, are directly linked to corporate and business unit profitability and performance and that enhance stockholder value.

- Long-term stock incentives that are designed to align the interests of the executives with those of the stockholders and to increase the long-term retention of key employees. Stock ownership fosters commitment to long-term stockholder value, and executives are encouraged to own and hold Bethlehem Common Stock through these stock incentive plans and the Savings Plan.

- A broad-based employee benefits program that includes a pension program, a savings plan, group medical coverage and life insurance.

    The Compensation Committee of the Board of Directors is responsible for administering Bethlehem's executive compensation programs and for determining the compensation of Bethlehem's executive officers. The Committee has available to it extensive compensation surveys (primarily with respect to salaries, incentive compensation and stock options), independent compensation consultants and information about executive compensation within the steel industry and other industry groups. The Committee is composed of directors who are not current or retired employees of Bethlehem and who do not participate in the executive compensation programs that the Committee administers.

SALARIES. The Committee believes the salary of an executive must be based primarily on the executive's level of responsibility and performance. In addition, the Committee believes that salaries should be competitive with executive salaries provided by other companies in the steel business, including the peer group of integrated steelmakers shown in the comparative stock performance chart contained in this Form 10-K/A and by other companies that are appropriate to use for comparison purposes because of similarities in size or the nature of the businesses. The Committee reviews both publicly available information about the salaries paid to executive officers of other steel companies and broad survey data from over 300 manufacturing, non-utility and non- financial services companies to determine salary levels that compare with those at companies with similar business performance, measured by such criteria as revenue, return on assets and return on equity. Salary levels for Bethlehem's executives are targeted at the median of such survey data for companies with annual revenues of between $3 billion and $6 billion. Since duties, responsibilities and experience of an executive officer may differ from survey norms in both content and scope, adjustments are made by the Committee in its judgment for those factors as well as for individual performance. Consequently, some salaries are lower and some higher than survey medians. The Committee conducts periodic reviews of executive officer salaries and makes adjustments as warranted. The increases over 2000 in the 2001 salaries of the executive officers named in the Summary Compensation Table contained in this Form 10-K/A, other than Mr. Miller, were based on individual performance and additional responsibilities for certain of the executive officers. The 2001 salary levels for these officers do not, in the Committee's opinion, significantly deviate from survey medians described above.

INCENTIVE COMPENSATION BONUSES. The Committee believes that competitive salaries should be supplemented by incentive compensation bonus awards that are directly linked to performance-oriented goals as measured by Bethlehem's annual business plan. The Committee also believes that achievement of these goals should create value for Bethlehem's stockholders over time. The awards may be granted in cash, stock or a combination thereof.

    Prior to Bethlehem's chapter 11 filing, incentive compensation bonus awards for executive officers were paid pursuant to an annual incentive program for essentially all salaried employees. Under those programs, employees and executive officers had the opportunity to earn a targeted percentage of base salary that increases with higher position levels, thereby placing a greater percentage of compensation at risk for those with greater responsibility. For Messrs. Miller, Dunham and Moffitt, payment of incentive compensation under the 2001 program was based on the achievement of corporate objectives for return on net assets above a threshold goal. Mr. Miller may also be entitled to an additional future bonus as described below. For other executive officers, incentive payments are based on the achievement of corporate profitability and budget goals and, in the case of executives at business units, in part on the achievement of business unit profitability goals and in part on the achievement of corporate profitability goals. Payments may not exceed 140% of base salary for the chief executive officer and either 80% or 100% of base salary for the other executive officers named in the Summary Compensation Table. Because Bethlehem did not achieve the threshold goal, no incentive compensation bonuses were paid to Bethlehem's executive officers for 2001.

    Due to the chapter 11 filing, Bethlehem has not, as yet, established an annual incentive program for 2002. Such an award program may be established in the future, however, once the strategic goals have been clearly defined. In such case, awards will be based on the achievement of such goals.

    To retain key employees during the chapter 11 reorganization process, Bethlehem requested and obtained Bankruptcy Court approval to implement a Key Employee Retention Program. Under the Program, up to 220 key employees may receive a retention payment of between 30% and 50% of their base salary, as determined by Mr. Miller, if they continue employment with Bethlehem. The payment is to be made in three equal installments beginning in July 2002 and spread over approximately two years. However, no payments will be made to senior executive officers before 2003. The cost of the Program could be up to $8.92 million. In addition, Bethlehem requested and received Bankruptcy Court approval to enter into modified change in control agreements with 15 key employees including Messrs. Chango and Graham. In all but three of those cases, the new agreements replace and are significantly less costly than the agreements they replace.

LONG-TERM STOCK INCENTIVES. The Committee believes that stock incentives are an important element of Bethlehem's executive compensation program in a non-bankruptcy situation. They help align the interests of Bethlehem's executives with those of the stockholders and increase the long-term retention of key employees. Executive officers are required to own or have plans to own Bethlehem Common Stock in amounts related to their base salary and to hold and not dispose of shares they own. As discussed below, the Committee has made stock option and restricted stock awards to executive officers and other key employees under its stock incentive plans. Also, Bethlehem's Savings Plan provides for matching company contributions which are made entirely in Bethlehem Common Stock, however, matching company contributions were temporarily suspended as of July 2001.

    Executive officers and other key employees have received annual grants of stock options under Bethlehem's stock incentive plans. The Committee believes that stock options provide an incentive that focuses the executive's attention on managing Bethlehem from the perspective of an owner with an equity stake in the business. Options are awarded with an exercise price equal to the market price of Bethlehem Common Stock on the date of grant and have a maximum term of 10 years. Options awarded in 2001 generally may be exercised for up to one-fourth of the shares covered by the option each year over a four-year period commencing on the date of grant. These options were awarded in tandem with stock appreciation rights. Executives are encouraged to hold the stock received through the exercise of options and stock appreciation rights. In determining the number of options to award to an executive officer, the Committee considers the performance of the individual and the individual's position level. The Committee, in its judgment, may adjust the number of shares based on a comparison of option awards (using grant date value) of the survey companies described under "Salaries". Applying these factors, on April 25, 2001, the Committee awarded 444 key employees, including all of the executive officers named on the Summary Compensation Table, other than Mr. Miller, options to purchase Bethlehem Common Stock at a price of $3.27 per share (the fair market value of Bethlehem Common Stock on the date of the award). On October 24, 2001, the Committee awarded options to Mr. Miller to purchase 200,000 shares of Bethlehem Common Stock at a price of $0.54 per share (the fair market value of Bethlehem Common Stock on the date of the award, which was after the chapter 11 bankruptcy filing by Bethlehem). Due to the chapter 11 filing, the Committee does not contemplate awarding any additional options at this time.

    Prior to the chapter 11 filing, the Committee had also implemented a Key Employee Stock Investment Award Program that was designed to help increase the long-term retention of key employees, encourage their ownership of stock and align their interests with the interests of the stockholders. Under this Program, executive officers and other key employees have been awarded restricted shares of Bethlehem Common Stock that may not be sold, transferred or assigned while the shares are restricted. Under current guidelines, unless the Committee determines otherwise, (a) the restrictions on the shares generally expire (i) after three years as to one-half of the shares awarded and
(ii) after five years as to the remaining shares and (b) the shares are forfeited if the employee voluntarily leaves the employment of Bethlehem (unless, at Bethlehem's request, the employee enters into a consulting and non-compete agreement) or is terminated for cause before the restrictions expire. Dividends, if declared, are payable upon the restricted shares. The size of restricted stock awards under this Program is determined by the Committee in its judgment based on a number of factors including level of responsibility, individual performance and potential to make a contribution to Bethlehem's future success, overall corporate progress toward achieving sustained profitability and the restricted stock practices at other companies. The Committee assigns no specific weight to any of these factors when making its determinations. In order to retain and motivate the named executive officers, other than Mr. Miller, and further align their interests with those of the stockholders, the Committee awarded each of them restricted shares of Common Stock under the Key Employee Stock Investment Award Program in April 2001. Mr. Dunham was awarded 50,000 shares; Mr. Chango, 15,000 shares; Mr. Graham, 10,000 shares; Mr. Millenbruch, 30,000 shares; and Mr. Moffitt,
25,000 shares. The shares awarded to the named executive officers are restricted and, as to one-half of the awards, may not be sold, transferred or assigned for three years, and as to the other half, may not be sold, transferred or assigned for five years. In October 2001, the Committee awarded 50,000 restricted shares of Bethlehem Common Stock to Mr. Miller, the restrictions on which lapse in one year. Due to the chapter 11 filing, the Committee does not contemplate awarding any additional restricted shares of Bethlehem Common Stock at this time.

COMPENSATION OF CHIEF EXECUTIVE OFFICER. Mr. Miller was elected Chairman and Chief Executive Officer of Bethlehem on September 24, 2001. Mr. Miller's base annual salary is $900,000, which is well within compensation guidelines for chief executive officers of comparable companies in the steel industry and industry, in general. This is particularly true due to the difficult challenges facing Bethlehem and the steel industry. Mr. Miller's compensation package is very modest by current standards. He does not have an employment or severance agreement and has neither asked for nor received any bonus compensation commitment. As discussed above, Mr. Miller also received restricted stock and stock options. A future bonus payment may be considered by the Committee based on a good-faith evaluation of his performance.

LIMITATION ON DEDUCTIBILITY OF EXECUTIVE COMPENSATION. Section 162(m) of the Internal Revenue Code denies a publicly held corporation, such as Bethlehem, a federal income tax deduction for certain compensation in excess of $1 million per year paid to or accrued for each of its chief executive officer and four other most highly compensated executive officers. "Performance-based" compensation, such as stock options and performance based stock units granted under the 2001 Stock Incentive Plan, is not subject to the limitation on deductibility.

Based on Bethlehem's levels and types of compensation of Bethlehem's affected executive officers, the Committee continues to believe that the limitation on deductibility of certain compensation is currently not material to Bethlehem. Nevertheless, the Committee will continue to review the situation and future events with an objective of achieving deductibility to the extent appropriate. Restricted stock awards under the existing Key Employee Stock Investment Award Program are not exempt from the limitation, but the

Committee feels that such awards are a necessary and appropriate incentive to motivate executives and align their interests with the interests of stockholders.

COMPENSATION COMMITTEE
Worley H. Clark, Chairman
John B. Curcio
Harry P. Kamen

SUMMARY COMPENSATION TABLE

The following table shows the aggregate compensation awarded or paid to, or earned by, Bethlehem's chief executive officer, former chief executive officer, and each of Bethlehem's other four most highly compensated executive officers.

                                      Annual Compensation                       Long-Term Compensation
--------------------------------------------------------------------------------------------------------------------------------
                                                              Other                   Securities
                                                             Annual       Restricted  Underlying          All Other
                                                             Compen-           Stock    Options/            Compen-
                            Year  Salary ($)  Bonus($)  sation(1)($)    Awards(2)($)    SARs (#)    sation(3)(4)($)
--------------------------------------------------------------------------------------------------------------------------------
Robert S. Miller, Jr.(5)    2001    242,500         0             0          27,000      200,000             75,000
Chairman and
Chief Executive
Officer

--------------------------------------------------------------------------------------------------------------------------------
Ronald F. Chango            2001    339,750         0       215,356          49,050      30,000              30,966
President                   2000    268,125         0             0          84,375      30,000               6,800
Burns Harbor                1999    166,875         0             0               0       8,000               6,675
Division
--------------------------------------------------------------------------------------------------------------------------------
Duane R. Dunham(6)          2001    766,667         0     1,016,196         163,500     100,000              57,967
Former Chairman,            2000    630,333         0             0         225,000     100,000              61,027
President, Chief            1999    433,333         0       338,103               0      40,000              46,050
Executive Officer
and Chief Operating
Officer
--------------------------------------------------------------------------------------------------------------------------------
William H. Graham           2001    365,000         0       209,129          32,700      15,000              27,129
Senior Vice President,      2000    361,667         0             0          56,250      15,000              30,330
General Counsel and         1999    325,000         0       181,201               0      20,000              28,919
Secretary
--------------------------------------------------------------------------------------------------------------------------------
Gary L. Millenbruch(6)      2001    450,000         0        30,254          14,016      50,000              38,579
Former Vice Chairman        2000    518,833         0             0         140,625      40,000              53,873
and Chief Financial         1999    499,417         0       245,752               0      40,000              52,224
Officer
--------------------------------------------------------------------------------------------------------------------------------
Augustine E. Moffitt,
  Jr.(6)                    2001    337,000         0       196,396          81,750      40,000              24,835
Former Executive Vice       2000    295,083         0             0         140,625      40,000              25,153
President and Chief         1999    226,417         0        67,121               0      30,000              20,271
Administrative Officer
--------------------------------------------------------------------------------------------------------------------------------

(1) Relates to the unfunded retirement benefits payable to such officers under the Excess Benefit Plan and Supplemental Benefits Plan and represents the amount of payments to cover tax liabilities arising from the purchase of individually owned annuities to secure a portion of such benefits.

(2) Fair market value at date of issuance of restricted shares of Common Stock awarded under the Key Employee Stock Investment Award Program. Dividends, if declared, are payable upon the restricted stock. The aggregate number of shares of restricted stock awarded under the Key Employee Stock Investment Award Program and held by each of the named individuals at December 31, 2001, and the aggregate value of these shares based on a market value of $.435 per share at December 31, 2001, is as follows: Mr. Miller, 50,000 restricted shares with a value of $21,750; Mr. Chango, 44,500 restricted shares with a value of $19,358; Mr. Dunham, 134,500 restricted shares with a value of $58,508; Mr. Graham, 50,000 restricted shares with a value of $21,750; Mr. Millenbruch, 75,000 restricted shares with a value of $32,625; and Mr. Moffitt, 69,250 restricted shares with a value of $30,124.

(3) "All Other Compensation" consists of supplemental insurance costs, Matching Company Contributions to the Savings Plan, cash or single premium annuities purchased to cover the shortfall of Matching Company Contributions to the Savings Plan due to Internal Revenue Code limitations, and the value of split dollar insurance benefits in the following respective amounts for 2001: Mr. Miller, $0, $0, $0 and $0; Mr. Chango, $0, $3,400, $9,676 and
    $17,890; Mr. Dunham, $3,065, $3,400, $37,752 and $13,750; Mr. Graham,
    $1,546, $3,400, $14,339 and $7,844; Mr. Millenbruch, $9,044, $3,400,
    $24,808 and $1,327; and Mr. Moffitt, $2,592, $3,400, $9,915 and $8,928.
    Split Dollar Insurance is in lieu of the Group Term Life Insurance generally provided by Bethlehem to its salaried employees. Each executive pays his own premium for the term life portion of the insurance policy. Bethlehem is reimbursed for the total premium amount advanced out of the proceeds of the insurance policy if the individual dies while the split dollar arrangement is in effect or out of the built-up cash value of the policy if the arrangement terminates prior to the death of the individual. As security for repayment, Bethlehem is a collateral assignee of the policy to the extent of any such unreimbursed premium.

(4) Mr. Miller was paid a one-time payment of $75,000, equivalent to one month's salary, in connection with his appointment as Chairman and Chief Executive Officer. As part of the consideration of his accepting such appointment, he also received relocation expenses, a monthly housing rental allowance and allowance for automobile leases for two cars.

(5) Mr. Miller was hired in September 2001 and the amount shown under Salary reflects the prorated portion of his yearly salary of $900,000.

(6) Mr. Millenbruch retired on October 31, 2001 and Messrs. Dunham and Moffitt retired on January 31, 2001.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

    As noted above, Bethlehem has entered into modified change in control agreements with Messrs. Chango and Graham. Mr. Miller does not have a change in control agreement and the agreements of Messrs. Millenbruch, Dunham and Moffitt terminated when they retired. The agreements provide generally that the executive officer is entitled to certain severance benefits if the executive officer's employment is terminated other than for cause, retirement or disability within two years after a change in control (as defined below) or if the executive officer terminates his or her employment for good reason within such two-year period, or for any reason during the 30-day period following the first anniversary of the change in control. The benefits include the following:

-  a lump-sum payment of up to two times annual base salary and average bonus;

- a lump-sum payment with respect to the benefits to which the executive officer is entitled under Bethlehem's Excess Benefit Plan or the Supplemental Benefits Plan of Bethlehem Steel Corporation and Subsidiary Companies;

- the continuation of life, disability and accident insurance and medical plan coverage for two years; and

- an additional payment equal to any Federal excise tax liability incurred as a result of payments to be made under the agreement or otherwise in connection with the change in control or the executive officer's termination of employment.

For purposes of the agreements, the term "change in control" generally means:

- a purchase of Bethlehem Common Stock, or securities convertible into Common Stock pursuant to a tender or exchange offer;

- the acquisition by certain third parties of 20% or more of the voting power of Bethlehem's outstanding stock;

-  a majority change in the composition of Bethlehem's Board of Directors;

- the consummation of a merger or consolidation of Bethlehem with another company resulting in more than a 25% change in stock ownership;

-  the approval by Bethlehem's stockholders of a plan of liquidation; or

- the dissolution of Bethlehem or the sale of all or substantially all of Bethlehem's assets.

    Bethlehem has agreed to severance arrangements with Messrs. Dunham and Moffitt pursuant to which Mr. Dunham received two times his annual salary and Mr. Moffitt received three times his annual salary upon retirement from Bethlehem. Mr. Millenbruch has agreed to be available to the Corporation on a consulting basis under an agreement which is subject to the approval of the Bankruptcy Court. Under the arrangement, if approved, he will receive a one-time retainer fee of $135,000 and an hourly rate for actual consulting services performed at Bethlehem's request.

STOCK OPTION/SAR GRANTS IN 2001(1)

                                          Individual Grants

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Historic
                                                Percent                                Potential Realizable      (1991-2001)
                               Number of       of Total                                    Value at Assumed   Annual Rate of
                                  Shares   Options/SARs                               Annual Rates of Stock      Stock Price
                              Underlying     Granted to    Exercise                  Price Appreciation for     Appreciation
                            Options/SARs      Employees   Price Per   Expiration             Option Term(2)        (Decline)
                              Granted(#)     in 2001(%)    Share($)         Date     5%($)           10%($)            (97%)
--------------------------------------------------------------------------------------------------------------------------------
Robert S. Miller, Jr.            200,000          17.6          .54     10-23-11        67,921     172,124                0
Ronald F. Chango                  30,000           2.6         3.27      4-25-11        61,695     156,346                0
Duane R. Dunham                  100,000           8.8         3.27      4-25-11       205,649     521,154                0
William H. Graham                 15,000           1.3         3.27      4-25-11        30,847      78,173                0
Gary L. Millenbruch               50,000           4.4         3.27      4-25-11       102,824     260,577                0
Augustine E. Moffitt, Jr.         40,000           3.5         3.27      4-25-11        82,259     208,462                0
 All
Optionees
executive officers
and key employees)             1,145,450         100.0         3.27(3)   4-25-11(3)  2,336,065   5,920,046                0
--------------------------------------------------------------------------------------------------------------------------------

(1) All stock options granted in 2001 were granted in tandem with stock appreciation rights ("SARs") and have a term of ten years. Except in Mr. Miller's case, the awards may be exercised for up to one-fourth of the shares covered by the option each year over a four-year period commencing on the date of grant. Mr.

    Miller's award vests in one year. The exercise price (per share) of the option is the market price of Bethlehem Common Stock on the date the option is awarded.

(2) These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises and Bethlehem Common Stock holdings depend on the future performance of the Common Stock and overall market conditions. As is shown in the last column, which shows there has been an annual rate of stock price decline for Bethlehem Common Stock during the last 10 years, there can be no assurance that the amounts reflected in these columns will be achieved.

(3) Except for the grant to Mr. Miller.


AGGREGATED STOCK OPTION/SAR EXERCISES IN 2001 AND DECEMBER 31, 2001, STOCK
--------------------------------------------------------------------------
OPTION VALUES
-------------

                                                                     Number of Shares         Value of Unexercised
                                                               Underlying Unexercised                 In-the-Money
                         Shares Acquired         Value   Options/SARs at 12/31/01 (#)     Options/SARs at 12/31/01
                          on Exercise(#)  Realized ($)      Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------------
Robert S. Miller, Jr.                  0             0                      0/200,000                          0/0
Ronald F. Chango                       0             0                  22,825/56,875                          0/0
Duane R. Dunham                        0             0                153,000/200,000                          0/0
William H. Graham                      0             0                  92,000/40,750                          0/0
Gary L. Millenbruch                    0             0                212,500/107,500                          0/0
Augustine E. Moffitt, Jr.              0             0                  86,650/88,750                          0/0


PENSION PLAN TABLE
------------------


                         Estimated Annual Retirement Benefit
------------------------------------------------------------------
                        25            30           35           40
Covered           Years of      Years of     Years of     Years of
Compensation       Service       Service      Service      Service
------------------------------------------------------------------
  $  300,000    $  112,500    $  135,000   $  157,500   $  180,000
     400,000       150,000       180,000      210,000      240,000
     500,000       187,500       225,000      262,500      300,000
     600,000       225,000       270,000      315,000      360,000
     700,000       262,500       315,000      367,500      420,000
     800,000       300,000       360,000      420,000      480,000
     900,000       337,500       405,000      472,500      540,000
   1,000,000       375,000       450,000      525,000      600,000


    The table above shows the estimated annual retirement benefit (before any deductions, including social security benefits) payable in the aggregate to Bethlehem's named executive officers, other than Mr. Miller, under its qualified defined benefit pension plan, its Excess Benefit Plan and its Supplemental Benefits Plan.

The retirement benefit eligibility of Mr. Miller is not determinable at this time because of his minimal service. The benefit levels in the table assume retirement at age 62, the years of service shown and payment in the form of a single life annuity. Individually owned annuities were purchased in 1993, 1997, 1999 and 2001 to secure a portion of the unfunded benefits payable to certain of the named executive officers under the Excess Benefit Plan and the Supplemental Benefits Plan. The amount of the benefits that were funded by the purchase of the annuities was based on the funded level of Bethlehem's defined benefit pension plan at June 30, 1993, for the 1993 annuities, and December 31, 1996, for the 1997 annuities. For the 1999 and 2001 annuities, the purchases were based on a funding target, taking into account prior annuity purchases, of 75% of all Excess Benefit Plan and Supplemental Benefits Plan benefits.

    Covered compensation for purposes of determining retirement benefits for the named executive officers generally consists of salary and incentive compensation reported in the "Bonus" column in the Summary Compensation Table. The monthly retirement benefit payable is generally determined by multiplying average monthly covered compensation (for salary, the highest consecutive 60 months in the last 120 months of continuous service and for incentive compensation, the five highest 12-month periods, whether or not consecutive, in the last 120 months of continuous service) times 1.5% times the number of credited years of service. Benefits are also subject to a deduction for social security benefits as well as certain other adjustments.

    As of December 31, 2001, the credited years of service under the Pension Plan or Supplemental Benefits Plan for Messrs. Miller, Chango, Dunham, Graham, Millenbruch and Moffitt were less than one year, 31 years, 36 years, 29 years, 42 years and 28 years, respectively.

COMPARATIVE STOCK PERFORMANCE

    The following graph compares the cumulative total stockholder return on Bethlehem Common Stock for the last five years with the cumulative total return for the same period of the Standard & Poor's 500 Stock Index ("S&P 500") and a peer group of publicly traded integrated steelmakers described below. The graph assumes the investment of $100 in Bethlehem Common Stock, the S&P 500 and the peer group on December 31, 1996, and reinvestment of all dividends. The total return for the peer group has been weighted for market capitalization at the beginning of each period.

    The peer group consists of The LTV Corporation, National Steel Corporation, United States Steel Corporation and Inland Steel Industries. Information has only been included for Inland common stock at December 31, 1996-1997, since Inland transferred its carbon steel business during 1998 to a separately traded public company, making continuing comparison inappropriate.

    The LTV Corporation, Bethlehem and National Steel Corporation each filed for chapter 11 bankruptcy protection on December 29, 2000, October 15, 2001 and March 6, 2002, respectively.




[GRAPH APPEARS HERE]

                                1996      1997      1998     1999     2000     2001
---------------------------------------------------------------------------------------
Bethlehem Steel Corporation   $100.00   $ 97.88   $ 94.37  $ 94.37  $ 19.72  $  5.07
---------------------------------------------------------------------------------------
S&P 500                       $100.00   $133.36   $171.47  $207.56  $188.66  $166.24
---------------------------------------------------------------------------------------
Peer Group                    $100.00   $ 96.95   $ 68.58  $ 89.08  $ 43.28  $ 44.18

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT.

STOCK OWNERSHIP OF DIRECTOR NOMINEES AND EXECUTIVE OFFICERS

    The following table shows the shares of Bethlehem Common Stock beneficially owned, directly or indirectly, by each current director, Messrs. Chango, Dunham, Graham, Millenbruch and Moffitt and all directors and executive officers as a group on March 15, 2002. None of the directors or executive officers of Bethlehem, except for Mr. Kamen, own any shares of Bethlehem Preferred Stock or ESOP Preference Stock. Mr. Kamen beneficially owns 1,000 shares of Bethlehem $5.00 Preferred Stock.


                                   Amount and Nature of
Name                         Beneficial Ownership(1)(2)  Percent of Class(3)
------------------------------------------------------------------------------

Benjamin R. Civiletti                             5,200                  (4)
Worley H. Clark                                   6,000                  (4)
John B. Curcio                                    9,000                  (4)
Lewis B. Kaden                                   26,389                  (4)
Harry P. Kamen                                   12,900                  (4)
William M. Landuyt                               23,388                  (4)
Robert S. Miller, Jr.                            60,000                  (4)
Shirley D. Peterson                               8,500                  (4)
John F. Ruffle                                    6,000                  (4)
Ronald F. Chango                                 92,774                  (4)
Duane R. Dunham                                 373,037                  (4)
William H. Graham                               177,817                  (4)
Gary L. Millenbruch                             414,920                  (4)
Augustine E. Moffitt, Jr.                       202,419                  (4)
26 directors and executive officers as a
group (including those named above)           2,470,237                  2%
------------------------------------------------------------------------------

(1) The figures shown include a total of 159,677 shares allocated as of March 15, 2002 to the accounts of participants under the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies. Bethlehem matches employee contributions up to 4% of base salary. These matching contributions are in the form of Bethlehem Common Stock. Matching company contributions were temporarily suspended as of July 2001.
    Employees also have the option to have their contributions invested in Bethlehem Common Stock. As of March 15, 2002, there were approximately 4,000 participants holding a total of 10,956,541 shares of Bethlehem Common Stock in the Savings Plan, representing approximately 8% of total outstanding shares.


(2) The Securities and Exchange Commission deems a person to have beneficial ownership of all shares which that person has the right to acquire within 60 days. The figures shown include fully vested stock options and stock options subject to acquisition within 60 days that were granted under the 1988, 1994, 1998 and 2001 Stock Incentive Plans of Bethlehem to the following individuals and group: Mr. Miller, zero shares; Mr. Chango, 40,200 shares; Mr. Dunham, 218,000 shares; Mr. Graham, 109,000 shares; Mr.

    Millenbruch, 252,500 shares; and Mr. Moffitt, 116,900 shares; and the directors and executive officers as a group, 1,343,075 shares.

(3) Based upon 130,964,234 total outstanding shares of Bethlehem Common Stock on March 15, 2002.

(4) The number of shares deemed to be owned by each director or executive officer represents less than 1% of the outstanding shares.

FIVE PERCENT STOCKHOLDERS

    On March 15, 2002, there were outstanding a total of (a) 130,964,234 shares of Bethlehem Common Stock, owned of record by approximately 30,500 stockholders and (b) 2,010,492 shares of Bethlehem ESOP Preference Stock, beneficially owned under a qualified plan by approximately 11,600 participants. To the knowledge of the Board, no other person beneficially owned 5% or more of the ESOP Preference Stock and the only persons beneficially owning 5% or more of the Common Stock on March 15, 2002 were:

Name and Address of Beneficial Owner        Number of Shares     % of Class
------------------------------------------------------------------------------
College Retirement(1)                           8,654,861           6.66%
  Equities Fund
730 Third Avenue
New York, New York   10017
------------------------------------------------------------------------------

Dimensional Fund Advisors(2)                    7,822,092           6.01%
1299 Ocean Avenue, 11th Floor
Santa Monica, California   90401
------------------------------------------------------------------------------

Greenway Partners, L.P.(3)                      7,140,667           5.50%
909 Third Avenue, 30th Floor
New York, New York   10022
------------------------------------------------------------------------------

(1) The following entities jointly filed a Schedule 13G with the Securities and Exchange Commission indicating that, at December 31, 2001, they had aggregate beneficial ownership of 8,666,925 shares of Bethlehem Common Stock, including sole voting power, shared voting power, sole dispositive power and shared dispositive power, respectively, as follows: College Retirement Equities Fund (8,654,861; 0; 0; 8,654,861 shares) TIAA Separate Account VA-1 (9,400; 0; 0; 9,400 shares), TIAA-CREF Mutual Funds (794; 0; 0; 794 shares), TIAA-CREF Institutional Mutual Funds (870; 0; 0; 870 shares) and TIAA-CREF Life Funds (1,000; 0; 0; 1,000 shares).

(2) Dimensional Fund Advisors filed a Schedule 13G with the Securities and Exchange Commission indicating that, at December 31, 2001, it had aggregate beneficial ownership of Bethlehem Common Stock, including sole voting power and sole dispositive power for 7,822,092 shares.

(3) The following entities and individuals jointly filed a Schedule 13D/A with the Securities and Exchange Commission indicating that, at February 4, 2002, they had aggregate beneficial ownership of 7,140,667 shares of Bethlehem Common Stock, including sole voting power, shared voting power, sole dispositive power and shared dispositive power, respectively, as follows: Greenway Partners, L.P. (901,000; 0; 901,000; 0 shares); Greentree Partners, L.P. (425,000; 0; 425,000; 0 shares); Greenhouse Partners, L.P. (0; 901,000; 0; 901,000 shares); Greenhut L.L.C. (0;
    425,000; 0; 425,000 shares); Greenbelt Corp. (3,416,667; 0; 3,416,667; 0 shares); Greensea Offshore, L.P. (1,430,000; 0; 1,430,000; 0 shares);
    Greenhut Overseas, L.L.C. (0; 1,430,000; 0; 1,430,000 shares); Alfred D. Kingsley (963,000; 6,172,667; 963,000; 6,172,667 shares); and Gary K.
    Duberstein (5,000; 6,172,667; 5,000; 6,172,667 shares).

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to the terms of a 1999 labor agreement with the United Steelworkers of America ("USWA"), the USWA has the right to designate a nominee for consideration by the Committee on Directors and the Board of Directors for one seat on the Board. The nominee is to be a prominent individual with experience in public service, labor, education or business. The nominee shall not be or become, while serving as a director, an officer, employee or director of the USWA. Subject to complying with the same standards of conduct as every other Bethlehem director, and subject to annual election by the stockholders, the USWA nominee will serve as a director during the term of the 1999 labor agreement, which terminates July 31, 2004. Mr. Kaden, who has been the USWA's designated nominee throughout the term of the 1993 labor agreement, was again designated by the USWA for consideration as a director of Bethlehem by the Committee on Directors. The Committee on Directors has recommended that Mr. Kaden continue to serve as the USWA designated member of the Board.

    As noted above, Mr. Civiletti is Chairman of Venable, Baetjer and Howard and Mr. Kaden is a partner of Davis Polk & Wardwell. Both of these law firms render legal services to Bethlehem in the ordinary course of business.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bethlehem Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2002.


                                   BETHLEHEM STEEL CORPORATION,



                                   By:  /s/ Lonnie A. Arnett
                                        --------------------------------
                                        Lonnie A. Arnett
                                        Vice President and Controller
                                        (principal accounting officer)