Form 10-Q
period 2002-03-31
BETHLEHEM STEEL CORP /DE/
filed 2002-04-16
CIK 11860

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 2002
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


Number of Shares of Common Stock Outstanding as of April 12, 2002:
     130,985,293
     -----------

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                             Page No.
                                                             --------

PART I.  Financial Information

Consolidated Statements of Operations -
   Three Months Ended March 31, 2002
   and 2001 (unaudited)  . . . . . . . . . . . . . . . . . . .     2

Consolidated Balance Sheets-
   March 31, 2002 (unaudited) and December 31, 2001. . . . . .     3

Consolidated Statements of Cash Flows-
   Three Months Ended March 31, 2002
   and 2001 (unaudited). . . . . . . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements (unaudited) . . .  .    5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . . . . . . .     7


PART II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . .    11

   Item 3.  Defaults Upon Senior Securities. . . . . . . . . .    11

   Item 5.  Other Information. . . . . . . . . . . . . . . . .    11

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .    12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                           Bethlehem Steel Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (dollars in millions)
                                   (unaudited)


                                                          Three Months Ended
                                                               March 31
                                                          --------------------
                                                            2002        2001
                                                          --------    --------

Net Sales                                                 $ 803.8     $ 877.9
                                                          --------    --------
Costs and Expenses
  Cost of sales                                             811.5       910.8
  Depreciation                                               60.5        60.3
  Selling,administration and general expense                 25.1        27.2
                                                          --------    --------
Total Costs and Expenses                                    897.1       998.3
                                                          --------    --------
Loss from Operations                                        (93.3)     (120.4)

Reorganization Items (Note 3)                                (2.1)         -

Financing Expense - net (Note 4)                            (12.2)      (23.0)
                                                          --------    --------
Loss before Income Taxes                                   (107.6)     (143.4)

Benefit from Income Taxes (Note 5)                           10.3        25.0
                                                          --------    --------
Net Loss                                                    (97.3)     (118.4)

Dividend Requirements on Preferred and Preference Stock       9.9        10.2
                                                          --------    --------
Net Loss Applicable to Common Stock                       $(107.2)    $(128.6)
                                                          ========    ========

Net Loss per Common Share:
  Basic and Diluted                                       $ (0.82)    $ (0.99)

Average Shares Outstanding:
  Basic and Diluted                                         130.9       129.8


                                Additional Data

  Steel products shipped (thousands of net tons)            1,880       2,021
  Raw steel produced (thousands of net tons)                2,306       2,304



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                             Bethlehem Steel Corporation

                             CONSOLIDATED BALANCE SHEETS
                                (dollars in millions)

                                       ASSETS

                                                       March 31    December 31
                                                         2002          2001
                                                     (unaudited)
                                                     -----------   -----------

Current Assets:
  Cash and cash equivalents                            $   76.0      $  104.0
  Receivables, less allowances                            370.5         350.4
  Inventories:
    Raw materials                                         214.0         259.5
    Finished and semifinished                             508.2         465.8
                                                     -----------   -----------
    Total Inventories                                     722.2         725.3
  Other current assets                                     20.9          22.8
                                                     -----------   -----------
Total Current Assets                                    1,189.6       1,202.5
Investments and Miscellaneous Assets                      119.5         129.6
Property, Plant and Equipment - net                     2,639.5       2,686.9
Intangible Pension Asset                                  225.0         225.0
                                                     -----------   -----------
Total Assets                                           $4,173.6      $4,244.0
                                                     ===========   ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                     $  155.3      $  150.1
  Accrued employment costs                                 63.0          37.9
  Accrued taxes                                            21.1          14.4
  Debt and capital lease obligations - current             19.7          19.3
  Other current liabilities                                49.0          49.9
                                                     -----------   -----------
Total Current Liabilities                                 308.1         271.6

Long-term Debt and Capital Lease Obligations              131.4         132.7
Debtor-in-Possession Financing                            190.7         205.6
Debt Secured by Inventory                                 289.9         289.9
Deferred Gain                                              97.6         103.2
Long-term Liabilities                                      44.6          43.4

Liabilities Subject to Compromise (Note 6)              4,888.6       4,878.1

Stockholders' Equity (Deficit):
  Preferred Stock                                          11.3          11.4
  Preference Stock                                          2.0           2.0
  Common Stock                                            135.9         135.8
  Common Stock held in treasury at cost                   (65.9)        (65.9)
  Additional paid-in capital                            1,908.7       1,908.2
  Accumulated other comprehensive loss                   (833.0)       (833.0)
  Accumulated deficit                                  (2,936.3)     (2,839.0)
                                                     -----------   -----------
Total Stockholders' Equity (Deficit)                   (1,777.3)     (1,680.5)
                                                     -----------   -----------
Total Liabilities and Stockholders' Equity (Deficit)   $4,173.6      $4,244.0
                                                     ===========   ===========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)
                                  (unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2002              2001
                                                   ---------          ---------
Operating Activities:
  Net loss                                         $  (97.3)          $ (118.4)

  Adjustments for items not affecting cash
  from operating activities:
    Deferred income taxes                                -               (25.0)
    Depreciation and amortization                      60.5               60.3
    Recognition of deferred gains                      (5.6)              (4.8)
    Reorganization items                                2.1                 -
    Litigation recovery                                  -                13.0
    Other - net                                         4.9               (0.1)
  Working capital (excluding financing and
  investing activities):
    Receivables                                       (20.0)             (47.5)
    Inventories                                         3.1               57.8
    Accounts payable                                   (9.8)             (83.7)
    Other                                              10.7               (4.7)
  Funding Postretirement Benefits:
    Pension funding less than expense                  35.6               25.8
    Retiree healthcare and life insurance
      benefit payments less than expense               14.1               47.2
                                                   ---------          ---------
Cash Used For Operating Activities Before
Reorganization Items                                   (1.7)             (80.1)
                                                   ---------          ---------
  Reorganization items                                 (2.1)                -
                                                   ---------          ---------
Cash Used For Operating Activities                     (3.8)             (80.1)
                                                   ---------          ---------
Investing Activities:
  Capital expenditures                                (14.2)             (14.3)
  Cash proceeds from asset sales                       16.6                3.7
                                                   ---------          ---------
Cash Provided By (Used For) Investing Activities        2.4              (10.6)
                                                   ---------          ---------
Financing Activities:
  Borrowings                                            0.5              120.0
  Debt and capital lease payments                     (18.1)             (45.0)
  Cash dividends paid                                    -               (10.1)
  Other payments                                       (9.0)             (10.9)
                                                   ---------          ---------
Cash From (Used For) Financing Activities             (26.6)              54.0
                                                   ---------          ---------
Net Decrease in Cash and Cash Equivalents             (28.0)             (36.7)
Cash and Cash Equivalents - Beginning of Period       104.0              109.7
                                                   ---------          ---------
                          - End of Period          $   76.0           $   73.0
                                                   =========          =========

Liquidity at End of Period                         $  273.4           $  161.2
                                                   =========          =========
Supplemental Cash Payment Information:
  Interest and other financing costs,
  net of amount capitalized                        $    7.8           $   29.0
  Income taxes paid (received)                           -                (0.7)
  Capital lease obligations incurred                    1.9                5.0


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

           NOTES TO MARCH 31, 2002 CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The Consolidated Financial Statements as of and for the quarter ended March 31, 2002 and 2001 were not audited. However, in Management's opinion, the information reflects all adjustments necessary for a fair statement of the results for the periods presented. Management believes all adjustments were of a normal and recurring nature.

These Consolidated Financial Statements should be read together with the audited financial statements in Bethlehem's Annual Report on Form 10-K for the year ended December 31, 2001 on file with the Securities and Exchange Commission.

2. On October 15, 2001, Bethlehem Steel Corporation and 22 of its wholly owned subsidiaries (collectively, the "Debtors") filed voluntary petitions under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Court"). Bethlehem continues to manage its properties and operate its businesses under Sections 1107 and 1108 of the Code as a debtor-in-possession. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under chapter 11 protection, the outcome of the reorganization in general, the effect of the reorganization on the Debtors' businesses or the recovery by creditors of the Debtors and equity holders of Bethlehem.

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

3. Net costs resulting from reorganization of the businesses have been reported in the statement of operations separately as reorganization items. For the quarter ended March 31, 2002, the following have been recorded (in millions):

            Professional and other fees           $     4.3
            Gains from termination of contracts        (2.0)
            Interest income                            (0.2)
                                                  ----------
            Total                                 $     2.1
                                                  ==========

4. Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the quarter ended March 31, 2002 was approximately $11 million.

5. During the second quarter of 2001, we discontinued recognizing any deferred income tax benefits from operating losses. The income tax benefit recorded for the first quarter 2002 represents a $10 million tax refund as a result of the "Job Creation and Workers Assistance Act of 2002" that was enacted on March 8, 2002. The Act provides us the ability to carry back a portion of our 2001 Alternative Minimum Tax loss for a refund of taxes paid in prior years that was not previously available. We expect to receive the refund later this year.

6. Liabilities subject to compromise (in millions) at March 31, 2002 and December 31, 2001 follows:

                                               March 31,       December 31,
                                                  2002              2001
                                              ------------     ------------

          Other postemployment benefits          $2,020.9          $2,005.7
          Pension                                 1,659.6           1,624.0
          Unsecured debt                            526.7             526.7
          Accounts payable                          205.8             220.8
          Accrued employment costs                  242.0             270.6
          Other accrued liabilities                 157.0             152.8
          Accrued taxes and interest                 76.6              77.5
                                              ------------     ------------
          Total                                  $4,888.6          $4,878.1
                                              ============     ============

7. Our financing arrangement with General Electric Capital Corporation restricts dividend payments. Preferred dividends since the second quarter of 2001 are in arrears.

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    On October 15, 2001, Bethlehem Steel Corporation and 22 of its wholly owned subsidiaries (collectively, the "Debtors") filed voluntary petitions under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Bethlehem continues to manage its properties and operate its businesses under Sections 1107 and 1108 of the Code as a debtor-in-possession. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under chapter 11 protection, the outcome of the reorganization in general, the effect of the reorganization on the Debtors' businesses or the recovery by creditors of the Debtors and equity holders of Bethlehem.

    As a result of the chapter 11 filing, there is no assurance that the carrying amounts of the assets will be realized or that liabilities will be settled for amounts recorded. We are also continuing to pursue various strategic alternatives including, among other things, possible consolidation opportunities, joint ventures with other steel operators, a stand-alone plan of reorganization and liquidation of part or all of our assets. Such alternatives are in an early stage and have not been implemented, nor can there be any assurance that any such alternatives will be implemented. After further consideration of such alternatives and negotiations with various parties in interest, we expect to present a chapter 11 plan, which will likely cause a material change to the carrying amount of assets and liabilities in the financial statements.

    Our goal is to assure that our competitive steel facilities, which are capable of producing high-quality, low-cost products, remain a key part of the North American steel industry and continue providing valued products to our customers, jobs to our employees and customers to our suppliers.

    We are continuing to pursue various strategic opportunities to accomplish this. We continue to work with the United Steelworkers of America to improve productivity through more modern, flexible labor arrangements and, through legislation and other means, to find a solution to our significant pension and retiree healthcare obligations.


OPERATING RESULTS

    Our first quarter 2002 net loss of $97 million is $21 million better than the same period in 2001. This improvement results from a $27 million reduced loss from operations and a $12 million decrease in interest expense offset by a lower effective tax rate.

    Our first quarter 2002 loss from operations was $93 million compared with a loss from operations of $120 million for the first quarter of 2001. Results improved from a year ago principally as a result of lower costs and a better product mix, partially offset by lower realized prices and shipments.

    Costs in the first quarter of 2002 were lower due to substantially lower natural gas prices and productivity improvements from force reductions which were partially offset by higher pension expense. Our annual pension expense for 2002 is expected to increase to $150 million, from $103 million for 2001, because of the decline in the market value of pension plan assets during 2001. However, we are not required to make any contributions to our pension plan this year, except for minor administrative and other payments, because of available credits from previous excess funding and better than expected market performance prior to 2001.

    Our product mix also improved, as shipments of coated and tin products increased while shipments of hot rolled and non-prime products declined. Prices, on a constant mix basis, were down about 3% and shipments declined about 7%. Interest expense declined because, after filing for protection under chapter 11, we are no longer accruing interest on unsecured debt.

    We discontinued recognizing any deferred income tax benefits from net operating losses in the second quarter of 2001. However, on March 8, 2002, new tax laws were enacted that allow us to recover about $10 million in taxes paid in prior years by carrying back a portion of our 2001 tax losses for a refund. We recorded this as income in the first quarter and expect to receive the refund later this year.


LIQUIDITY AND CASH FLOW

    Total liquidity (cash, cash equivalents and funds available under our bank credit arrangements) was $273 million at March 31, 2002 and $276 million at December 31, 2001. In conjunction with the filing for chapter 11 protection, we obtained a $450 million financing with General Electric Capital Corporation ("GECC"). As part of the GECC financing, the $290 million that Bethlehem had borrowed under its previous inventory credit facility remains outstanding as secured term debt. Both arrangements mature on the earlier of the confirmation of a chapter 11 plan of reorganization or October 15, 2003.

    Cash used for operating activities in the first quarter of 2002 was only $4 million compared with $80 million in the same period for 2001. First quarter 2002 cash used for operations before working capital and funding post retirement benefits was about half of the prior year's principally from the reduced net loss. Cash used for working capital in the first quarter of 2002 was only $16 million compared with $78 million in 2001 principally from accounts payable balances stabilizing in the first quarter of 2002.

    Prior to 1999, we had contributed amounts to our pension fund substantially in excess of amounts required under current law and regulations. Because of these contributions and better than assumed earnings performance on our pension fund assets through 2000, we built a credit balance that is expected to allow us to defer pension funding, except for minor administrative and other payments, until the third quarter of 2003. We expect our annual 2002 pension expense to be about $150 million compared with $103 million in 2001.

    We paid $28 million of retiree health and life insurance benefits (OPEB) in the first quarter of 2001 from existing trust fund assets. After that, substantially all OPEB benefits are being paid directly by Bethlehem until certain restrictions are removed on the $15 million remaining trust fund assets. For the year 2002, we expect to pay directly about $230 million and our expense to be about $280 million.

    Capital expenditures for the year 2002 are expected to be slightly higher than 2001 as certain environmental projects will be completed this year. In the first quarter of 2002, we received about $17 million from the sale of surplus land and environmental credits. Asset sales for the year 2002 are expected to be about $25 million.

    We expect to have sufficient liquidity through this year and into next to pursue various strategic alternatives toward a plan of reorganization.


DIVIDENDS

    Pursuant to Delaware law and our financing with GECC, we are not permitted to declare a dividend on our Common Stock, Cumulative Convertible Preferred Stock or Preference Stock.


OUTLOOK

    On March 5, 2002, President Bush announced 30% tariffs on imports for substantially all steel products that Bethlehem produces. This action followed the recommendation by the International Trade Commission that unfairly traded imports had caused substantial injury to the domestic steel industry. We believe the imposition of tariffs is appropriate and necessary to reduce the levels of unfairly-traded steel imports into the United States. We also believe that the elimination of inefficient, high cost steel capacity both here and abroad is essential to better balance global steel demand.

    Our business outlook and the market for steel are improving. Our backlog of orders has increased as a result of recently idled domestic steel capacity, the favorable Section 201 trade ruling and a strengthening economy. Our financial performance should continue to improve this year as we implement previously announced price increases and continue to reduce costs. We expect to have sufficient liquidity through this year and into next to allow sufficient time to pursue strategic alternatives in developing a plan of reorganization.

FORWARD-LOOKING STATEMENTS:

    Certain statements in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated in such statements due to a number of factors, including changes arising from our chapter 11 filing. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, whether there will be a major steel industry consolidation effort, the effect of the chapter 11 cases on Bethlehem's businesses, including customer and supplier reactions and the interests of various creditors and security holders. Additional factors that may affect our business and financial results are changes in customer spending patterns, supplier choices and demand for steel products; the effect of planned and unplanned outages on our operations; the potential impact of strikes or work stoppages at facilities of our customers and suppliers; the sensitivity of our results to relatively small changes in the prices we obtain for our products; intense competition due to excess global steel capacity, low-cost electric furnace facilities, imports (especially unfairly-traded imports) and substitute materials; the consolidation of many of our customers and suppliers; the high capital requirements associated with integrated steel facilities; the significant costs associated with environmental controls and remediation expenditures and the uncertainty of future environmental control requirements; availability, prices and terms associated with raw materials, supplies, utilities and other services and items required by Bethlehem's operations; employment matters, including costs and uncertainties associated with our collective bargaining agreements, and employee postretirement obligations; the effect of possible future closure or exit of businesses; our highly leveraged capital structure and our ability to obtain new capital at reasonable costs and terms; financial difficulties encountered by joint venture partners; and the effect of existing and possible future lawsuits against us. The forward-looking statements included in this document are based on information available to us as of the date of this report, and we assume no obligation to update any of these statements.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    On October 15, 2001, Bethlehem and 22 of its direct and indirect subsidiaries filed voluntary petitions under chapter 11 of title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 01-15288 (BRL) through 01-15302
(BRL) and 01-15308 (BRL) through 01-15315 (BRL)). Bethlehem and its subsidiaries remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. As a result of the chapter 11 cases, all pending litigation against Bethlehem and the 22 subsidiaries is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against Bethlehem and such subsidiaries.

    Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Prosecution of certain of these actions may be stayed by Bethlehem's chapter 11 filing. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at March 31, 2002.

    Bethlehem does not have any material developments in legal proceedings to report for the first quarter of 2002.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    As a result of its chapter 11 filing, Bethlehem has not made principal or interest payments on unsecured indebtedness incurred prior to October 15, 2001 without approval of the Bankruptcy Court. In addition, Bethlehem is not permitted to pay dividends on its Common Stock, Cumulative Convertible Preferred Stock or Preference Stock. The dividend arrearage from June 30, 2001 through March 31, 2002 is approximately $30 million.


ITEM 5.  OTHER INFORMATION.

    Bethlehem's Board of Directors has deferred the 2002 Annual Meeting of Stockholders until further notice. At such time as the Board sets a meeting date, Bethlehem will issue a press release and file a report with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             The following is included in this Report on Form 10-Q:

             11      Statement Regarding Computation of Earnings Per Share.


        (b)  Reports on Form 8-K.

              Bethlehem filed the following Current Reports on Form 8-K with the Securities and Exchange Commission since the end of its Fourth
         Quarter:

         1. January 23, 2002 - Consolidated Monthly Operating Statement for the month of December, 2001, as filed with the Bankruptcy Court.

         2. January 23, 2002 - Press release announcing Bethlehem's Fourth Quarter and Year 2001 Results.

         3. February 21, 2002 - Consolidated Monthly Operating Statement for the month of January, 2002, as filed with the Bankruptcy Court.

         4. March 18, 2002 - Consolidated Monthly Operating Statement for the month of February, 2002, as filed with the Bankruptcy Court.

         5. April 16, 2002 - Consolidated Monthly Operating Statement for the month of March, 2002, as filed with the Bankruptcy Court.

         6. April 16, 2002 - Press Release announcing Bethlehem's First Quarter Results.

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

Date:  April 16, 2002

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

                                                         Exhibit (11)


                          Bethlehem Steel Corporation

             Statement Regarding Computation of Earnings Per Share

     (dollars in millions and shares in thousands, except per share data)

                                                            Three Months
                                                          Ended March 31
                                                       -------------------
        Basic Loss Per Share                              2002      2001
        --------------------                           --------   --------

Net Loss                                                ($97.3)   ($118.4)
Less Dividend Requirements:
  $2.50 Preferred Dividend                                (2.5)      (2.5)
  $5.00 Preferred Dividend                                (3.1)      (3.1)
  $3.50 Preferred Dividend                                (4.3)      (4.5)
  5% Preference Dividend                                   0.0       (0.1)
                                                       --------   --------
    Total Preferred and Preference Dividends              (9.9)     (10.2)
                                                       --------   --------
Net Loss Applicable to Common Stock                    ($107.2)   ($128.6)
                                                       ========   ========
Average Shares of Common Stock                         130,918    129,793
                                                       ========   ========
Basic Loss Per Share                                    ($0.82)    ($0.99)
                                                       ========   ========

        Diluted Loss Per Share
        ----------------------
Net Loss                                                ($97.3)   ($118.4)
Less Dividend Requirements:
  $2.50 Preferred Dividend                                (2.5)      (2.5)
  $5.00 Preferred Dividend                                (3.1)      (3.1)
  $3.50 Preferred Dividend                                (4.3)      (4.5)
  5% Preference Dividend                                   0.0       (0.1)
                                                       --------   --------

Net Loss Applicable to Common Stock                    ($107.2)   ($128.6)
                                                       ========   ========
Average Shares of Common Stock and
Other Potentially Dilutive Securities Outstanding:
  Common Stock                                         130,918    129,793
  Stock Options                                           -          -
  $2.50 Preferred Stock                                   *          *
  $5.00 Preferred Stock                                   *          *
  $3.50 Preferred Stock                                   *          *
  5% Preference Stock                                     *          *
                                                       --------   --------
    Total                                              130,918    129,793
                                                       ========   ========

Diluted Loss Per Share                                  ($0.82)    ($0.99)
                                                       ========   ========

*  Antidilutive