Form 10-Q
period 2002-06-30
BETHLEHEM STEEL CORP /DE/
filed 2002-07-22
CIK 11860

                                   FORM 10-Q



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                        For Quarter Ended June 30, 2002
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


Number of Shares of Common Stock Outstanding as of July 19, 2002:
     130,969,146
     -----------

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                         Page No.
                                                         --------

PART I.  Financial Information

Consolidated Statements of Operations-
   Three Months and Six Months Ended
   June 30, 2002 and 2001 (unaudited). . . . . . . . . .    2

Consolidated Balance Sheets-
   June 30, 2002 (unaudited), December 31, 2001
   and June 30, 2001 (unaudited) . . . . . . . . . . . .    3

Consolidated Statements of Cash Flows-
   Six Months Ended June 30, 2002
   and 2001 (unaudited). . . . . . . . . . . . . . . . .    4

Notes to Consolidated Financial Statements (unaudited) .    5

Management's Discussion and Analysis of Results of
   Operations and Financial Condition. . . . . . . . . .    8


PART II.  Other Information

   Item 1.  Legal Proceedings . . . . . . . . . . . . . .   13

   Item 3.  Defaults Under Senior Securities. . . . . . .   13

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . .   14


Signatures  . . . . . . . . . . . . . . . . . . . . . . .   15

                          Bethlehem Steel Corporation

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in millions)
                                  (unaudited)

    Three Months Ended                                                              Six Months Ended
          June 30                                                                       June 30
   --------------------                                                         ---------------------------
    2002           2001                                                            2002            2001
    ----           ----                                                            ----            ----

$  933.5        $   911.1     Net Sales                                         $ 1,737.3        $ 1,789.0
----------      ----------                                                      ----------       ----------

                              Costs and Expenses
    931.2           915.2        Cost of sales                                    1,742.7          1,826.0
     62.4            64.9        Depreciation                                       122.9            125.2
     22.3            26.8        Selling, administration and general expense         47.4             54.0
     20.0             3.4        Unusual charges (Note 3)                            20.0              3.4
----------      ----------                                                      ----------       ---------
  1,035.9         1,010.3      Total Costs and Expenses                           1,933.0          2,008.6
----------      ----------                                                      ----------       ---------

   (102.4)          (99.2)     Loss from Operations                                (195.7)          (219.6)

     (3.7)             -       Reorganization Items (Note 4)                         (5.8)              -

    (12.8)          (23.7)     Financing Expense - net (Note 5)                     (25.0)           (46.7)
----------      ----------                                                      ----------       ----------
   (118.9)         (122.9)     Loss before Income Taxes                            (226.5)          (266.3)

       -         (1,009.0)     Benefit (Provision) for Income Taxes (Note 6)         10.3           (984.0)
----------      ----------                                                      ----------       ----------
   (118.9)       (1,131.9)     Net Loss                                            (216.2)        (1,250.3)

      9.9            10.2      Dividend Requirements on Preferred and                19.8             20.4
----------      ----------       Preference Stock                               ----------       ----------

$  (128.8)      $(1,142.1)     Net Loss Applicable to Common Stock              $  (236.0)       $(1,270.7)
==========      ==========                                                      ==========       ==========

                               Net Loss per Common Share:
$   (0.98)      $   (8.80)        Basic and Diluted                             $   (1.80)       $   (9.79)

                               Average Shares Outstanding:
    131.0           129.8         Basic and Diluted                                 130.9            129.8

                                           Additional Data

   2,028           2,124      Steel products shipped (thousands of net tons)        3,908            4,145
   2,123           2,386      Raw steel produced (thousands of net tons)            4,429            4,690




The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in millions)

                                    ASSETS


                                                         June 30      December 31
                                                           2002          2001
                                                        (unaudited)
                                                        -----------   ------------
Current Assets:
   Cash and cash equivalents                              $    62.0   $   104.0
   Receivables - net                                          395.9       350.4
   Inventories:
     Raw materials                                            247.0       259.5
     Finished and semifinished                                467.9       465.8
                                                          ----------  ----------
     Total Inventories                                        714.9       725.3
   Other current assets                                        13.1        22.8
                                                          ----------  ----------
Total Current Assets                                        1,185.9     1,202.5
Investments and Miscellaneous Assets                           86.5       129.6
Property, Plant and Equipment - less accumulated
   depreciation of $4,477.3 and $4,367.6                    2,764.3     2,686.9
Intangible Pension Asset                                      225.0       225.0
                                                          ----------  ----------
Total Assets                                              $ 4,261.7   $ 4,244.0
                                                          ==========  ==========

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable                                       $   180.7   $   150.1
   Accrued employment costs                                    75.7        37.9
   Accrued taxes                                               24.1        14.4
   Debt and capital lease obligations - current (Note 9)      128.1        19.3
   Other current liabilities                                   49.4        49.9
                                                          ----------  ----------
Total Current Liabilities                                     458.0       271.6

Long-term Debt and Capital Lease Obligations                  125.8       132.7
Debtor-in-Possession Financing                                220.7       205.6
Debt Secured by Inventory                                     289.9       289.9
Deferred Gain                                                  92.2       103.2
Long-term Liabilities                                          45.9        43.4

Liabilities Subject to Compromise (Note 7)                  4,924.8     4,878.1

Stockholders' Deficit:
   Preferred Stock                                             11.3        11.4
   Preference Stock                                             2.0         2.0
   Common Stock                                               135.9       135.8
   Common Stock held in treasury at cost                      (65.9)      (65.9)
   Additional paid-in capital                               1,909.3     1,908.2
   Accumulated other comprehensive loss                      (833.0)     (833.0)
   Accumulated deficit                                     (3,055.2)   (2,839.0)
                                                          ----------  ----------
Total Stockholders' Deficit                                (1,895.6)   (1,680.5)
                                                          ----------  ----------
Total Liabilities and Stockholders' Deficit               $ 4,261.7   $ 4,244.0
                                                          ==========  ==========



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)
                                  (unaudited)


                                                                               Six Months Ended
                                                                                    June 30
                                                                             ------------------------
                                                                                 2002         2001
                                                                                 ----         ----
Operating Activities:
  Net loss                                                                   $  (216.2)    $(1,250.3)


  Adjustments for items not affecting cash from operating activities:
    Deferred income taxes                                                           -          984.0
    Depreciation and amortization                                                122.9         125.2
    Recognition of deferred gains                                                (10.9)        (10.9)
    Reorganization items                                                           5.8            -
    Litigation recovery                                                             -           13.0
    Unusual charges                                                               20.0           3.4
    Other - net                                                                    2.5          (1.3)
  Working capital (excluding financing and investing activities):
    Receivables                                                                  (50.9)         (8.6)
    Inventories                                                                   10.5          96.7
    Accounts payable                                                               6.9         (78.0)
    Other                                                                         20.9          (8.8)
  Funding postretirement benefits:
    Pension funding less than expense                                             65.7          47.0
    Retiree healthcare and life insurance benefit payments less than expense      25.2          60.8
                                                                             ----------    ----------
Cash Provided By (Used For) Operating Activities Before Reorganization Items       2.4         (27.8)
                                                                             ----------    ----------

  Reorganization items                                                            (5.8)           -
Cash Used For Operating Activities                                           ----------    ----------
                                                                                  (3.4)        (27.8)
                                                                             ----------    ----------
Investing Activities:
  Capital expenditures                                                           (55.6)        (36.6)
  Cash proceeds from asset sales                                                  22.5           9.2
                                                                             ----------    ----------
Cash Used For Investing Activities                                               (33.1)        (27.4)
                                                                             ----------    ----------
Financing Activities:
  Borrowings                                                                      30.5         120.3
  Debt and capital lease payments                                                (21.3)        (48.0)
  Cash dividends paid                                                               -          (20.2)
  Other payments                                                                 (14.7)        (19.4)
                                                                             ----------    ----------
Cash From (Used for) Financing Activities                                         (5.5)         32.7
                                                                             ----------    ----------

Net Decrease in Cash and Cash Equivalents                                        (42.0)        (22.5)
Cash and Cash Equivalents - Beginning of Period                                  104.0         109.7
                                                                             ----------    ----------
                          - End of Period                                         62.0          87.2
Available Borrowing under Committed Bank Credit Arrangements                     178.1          25.2
                                                                             ----------    ----------
Total Liquidity at End of Period                                             $   240.1     $   112.4
                                                                             ==========    ==========
Supplemental Cash Payment Information (Note 9):

  Interest and other financing costs, net of amount capitalized              $    18.0     $    45.3
  Income taxes paid (received)                                                     0.1          (0.2)
  Capital lease obligations incurred                                               1.9           5.0


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

           NOTES TO JUNE 30, 2002 CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The Consolidated Financial Statements as of and for the three-month and six-month periods ended June 30, 2002 and 2001 were not audited. However, in Management's opinion, the information reflects all adjustments necessary for a fair statement of the results for the periods presented. Management believes all adjustments were of a normal and recurring nature.

These Consolidated Financial Statements should be read together with the audited financial statements in Bethlehem's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

2. On October 15, 2001, Bethlehem Steel Corporation and 22 of its wholly owned subsidiaries (collectively, the Debtors) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Court). Bethlehem continues to manage its properties and operate its businesses under Sections 1107 and 1108 of the Code as a debtor-in-possession. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under chapter 11 protection, the outcome of the reorganization in general, the effect of the reorganization on the Debtors' businesses or the recovery by creditors of the Debtors and equity holders of Bethlehem.

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

3. Bethlehem personnel recently attended a meeting requested by representatives from New York Department of Environmental Conservation (NYDEC)
(1) to discuss the contents and timing of a Consent Order to conduct a RCRA Corrective Measures Study and (2) to begin to implement an agreed upon plan of remediation at our closed steel manufacturing facility in Lackawanna, New York. Based upon the information received and the conceptual agreements reached at that meeting, we recorded a $20 million non-cash charge to reflect the most current estimate of the probable remediation costs at Lackawanna. The cash requirements for remediation are expected to be expended over a protracted period of years, according to a schedule to be agreed upon by Bethlehem and the NYDEC.

During the second quarter of 2001, we wrote-off our $3.4 million equity investment in MetalSite, an internet marketplace for steel that ceased operations in June 2001.

4. Net costs resulting from reorganization of the businesses have been reported in the statement of operations separately as reorganization items. For the three-month and six-month periods ended June 30, 2002, the following have been recorded (in millions):


                                         Three          Six
                                         Months        Months
                                         ------        ------

   Professional and other fees           $  3.9        $  8.2
   Gains from termination of contracts       -           (2.0)
   Interest income                         (0.2)         (0.4)
                                         -------       -------
   Total                                 $  3.7        $  5.8
                                         =======       =======

5. Interest at the stated contractual amount on unsecured debt that was not charged to earnings was approximately $11 million for the three-month period ended and approximately $22 million for the six-month period ended June 30, 2002.

6. The income tax benefit recorded for the first quarter 2002 represents a $10 million tax refund as a result of the "Job Creation and Workers Assistance Act of 2002" that was enacted March 8, 2002. The Act provides us the ability to carry back a portion of our 2001 Alternative Minimum Tax loss for a refund of taxes paid in prior years that was not previously available. We received the refund in early July 2002.

Bethlehem incurred financial accounting losses in 1999 through 2001. Our results during 2001 were worse than we anticipated at the beginning of the year and we were not able to use any of the NOL expiring in 2001 in our federal income tax return for the year. In the absence of specific favorable factors, application of FASB Statement No. 109, issued in 1992, and its subsequent interpretations require a 100% valuation allowance for any deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, in the second quarter of 2001, we provided a 100% valuation allowance for our deferred tax asset, increasing our non-cash provision for income taxes and net loss for the second quarter 2001 by $1,009 million. We provided a 100% valuation allowance for our deferred income tax asset for the balance of 2001 and for 2002. We will continue that policy in the future, until, at a minimum, a chapter 11 plan of reorganization is confirmed.

7. Liabilities subject to compromise at June 30, 2002 and December 31, 2001 follows ($ in millions):

                                      June 30,    December 31,
                                        2002         2001
                                     ---------    ------------

    Other postemployment benefits    $ 2,031.7     $ 2,005.7
    Pension liability                  1,689.7       1,624.0
    Unsecured debt                       526.7         526.7
    Accounts payable                     198.8         220.8
    Accrued employment costs             225.9         270.6
    Other accrued liabilities            174.9         152.8
    Accrued taxes and interest            77.1          77.5
                                     ---------     ---------
    Total                            $ 4,924.8     $ 4,878.1
                                     =========     =========

8. Our financing arrangement with General Electric Capital Corporation restricts dividend payments. Preferred dividends are in arrears since the second quarter of 2001.

9. In the second quarter of 2002, we acquired the remaining 50% portion of the Columbus Coatings Company (CCC) and Columbus Processing Company (CPC) joint ventures from LTV Steel Corporation. CCC is an automotive quality, hot-dipped galvanized coating line and CPC is a steel slitting facility, both located in Columbus, Ohio. These interests were acquired on June 5, 2002 for cash, a release of LTV's guarantee of CCC's debt and forgiveness of claims against LTV by Bethlehem and CCC. The acquisition was accounted for as a purchase. CCC's and CPC's results are included in the Consolidated Financial Statements from the date of acquisition. Pro-forma amounts for the year are not significant. The value assigned to the assets and liabilities acquired follows ($ in millions):

     Property, plant & equipment                                 $  155.3
     Debt and capital lease obligation                             (105.9)
     Other - net                                                      (.3)
                                                                 ---------
       Net assets                                                    49.1
     Less:
       Investment in and receivable from joint ventures and LTV     (46.7)
                                                                 ---------
     Cash purchase price, net of cash acquired                   $    2.4
                                                                 =========

     CCC's construction costs were financed in part with a loan under a 1999 agreement with a group of lenders. Bethlehem has guaranteed the full amount of the construction loan. Bethlehem has provided CCC's lenders with a collateralized letter of credit for $30 million and a mortgage on our corporate headquarters building as additional collateral.

Because of our chapter 11 filing, CCC and Bethlehem are in default under the construction loan agreements which would allow the lenders to call the full amount of the loan. We believe that the market value of CCC exceeds the net loan amount. We are working with the CCC lenders and others to resolve open issues or refinance the net outstanding debt. We believe these matters can be resolved without any additional significant impact on our liquidity.

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         On October 15, 2001, Bethlehem Steel Corporation and 22 of its wholly owned subsidiaries (collectively, the Debtors) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Court). Bethlehem continues to manage its properties and operate its businesses under Sections 1107 and 1108 of the Code as a debtor-in- possession. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under chapter 11 protection, the outcome of the reorganization in general, the effect of the reorganization on the Debtors' businesses or the recovery by creditors of the Debtors and equity holders of Bethlehem.

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

         Bethlehem has excellent steel facilities capable of producing high-quality, low-cost products to serve the requirements of our most demanding customers. Our goal is to assure that our competitive facilities remain a key part of the North American steel industry and continue providing valued products to our customers, jobs to our employees and customers to our suppliers.

         Our business outlook and the market for steel remains positive but we have many hurdles to overcome in order to emerge from bankruptcy court protection. International Steel Group's start-up of the former LTV steel plants and Nucor's recent acquisition and planned start-up of the Trico Steel operations coupled with continuing pressure for exclusions from the Section 201 tariffs could intensify competition and reduce prices.

         We recently announced that we plan to get on with the tough job of restructuring and implementing the necessary changes that will enable Bethlehem to emerge from bankruptcy court protection. The changes include discussions with the United Steelworkers of America to obtain a new comprehensive labor agreement to reduce costs, improve productivity and enhance our flexibility and to find solutions to our $5 billion pension and retiree healthcare obligations. We also plan to implement a leaner organizational structure from top to bottom.

Review of Results:

Second Quarter and First Six Months 2002
Second Quarter and First Six Months 2001

         Our second quarter 2002 net loss of $119 million compares to a net loss of $1,132 million for the same period in 2001. Our six-month 2002 net loss of $216 million compares to a net loss of $1,250 for the same period in 2001. These results include several unusual or non-cash items as reflected in the following table:

$ Million
                                      Second Quarter       First Six Months
                                    -------------------  --------------------
                                      2002      2001       2002       2001
                                    -------- ----------  --------  ----------
Net loss                            $(118.9) $(1,131.9)  $(216.2)  $(1,250.3)

Blast furnace outages                  16.7                 23.4
Environmental accrual                  20.0                 20.0
Income tax benefit                                         (10.3)
Reserving deferred taxes                       1,009.0                 984.0
Write-off equity investment                        3.4                   3.4
                                    -------- ----------  --------  ----------
Net loss excluding unusual items    $ (82.2) $  (119.5)  $(183.1)    $(262.9)
                                    ======== =========== ========  ==========

         During the second quarter of 2002, the large bell on our D blast furnace at Burns Harbor failed, causing an extended repair outage and related lost production. The furnace was returned to full operation in June. The combination of the repair costs, unabsorbed costs from lost production and other related costs decreased net income by about $17 million in that quarter. The first quarter of 2002 included carryover higher costs of $7 million from a separate blast furnace outage that occurred in the fourth quarter of 2001.

         Bethlehem personnel recently attended a meeting requested by the New York Department of Environmental Conservation (NYDEC) (1) to discuss the contents and timing of a Consent Order to conduct a RCRA Corrective Measures Study and (2) to begin to implement an agreed upon plan of remediation at our closed steel manufacturing facility in Lackawanna, NY. Based upon the information received and the conceptual agreements reached at that meeting, we recorded a $20 million non-cash charge to reflect the most current estimate of the probable remediation costs at Lackawanna. The cash requirements for remediation are expected to be expended over a protracted period of years, according to a schedule to be agreed upon by Bethlehem and the NYDEC.

         The income tax benefit recorded for the first quarter 2002 represents a tax refund as a result of the "Job Creation and Workers Assistance Act of 2002" that was enacted March 8, 2002. The Act provides us the ability to carry back a portion of our 2001 Alternative Minimum Tax loss for a refund of taxes paid in prior years that was not previously available. We received the refund in early July 2002.

         The unusual non-cash charges for the second quarter and first half of 2001 include fully reserving our net deferred tax asset and writing off our equity investment in MetalSite, an internet marketplace for steel that ceased operations. During the second quarter of 2001, it was determined that the cumulative financial accounting losses had reached the point that fully reserving the deferred tax asset was required (see Note 6 to the accompanying Notes to June 30, 2002 Financial Statements).

         Bethlehem's net loss of $82 million for the second quarter of 2002 is a $38 million improvement over the prior year net loss of $120 million, excluding unusual items previously mentioned. This improvement resulted from higher prices, a better product mix and less interest expense, partially offset by lower shipments. Prices, on a constant mix basis, increased by about 4% from a year ago, primarily from recent capacity shutdowns, the favorable
Section 201 trade ruling in March 2002 and customer inventory replenishment. Shipments are lower by about 5%, primarily plate products, as business capital spending continues to lag other segments of the economy. Our product mix improved from higher shipments of cold-rolled, coated and tin products, while the shipments of lower value hot-rolled and non-prime products decreased.
Costs were about the same as lower energy prices and administration expense offset higher pension expense. Interest expense decreased because, after filing for protection under chapter 11 on October 15, 2001, we are no longer accruing interest on unsecured debt.

         Excluding unusual items previously mentioned, our net loss for the six months ended June 30, 2002 of $183 million compares to a net loss of $263 million for 2001. The improvement is mainly attributable from an improved product mix and lower costs. Our product mix improved as shipments of higher valued, coated and tin products increased, while shipments of lower valued hot-rolled and secondary products decreased. Costs in 2002 are lower due to substantially lower natural gas prices and productivity improvements from force reductions, which were partially offset by higher pension expense. In addition, interest expense declined because we are no longer accruing interest on unsecured debt.

Liquidity and Cash Flow

         Total liquidity (cash, cash equivalents and borrowing available under our committed credit facility) was $240 million at June 30, 2002 and $276 million at December 31, 2001.

         Cash used for operating activities for the first six months of 2002 was $3 million compared with $28 million in the same period for 2001. Cash used for operations before working capital and funding post retirement benefits in 2002 was about half of the prior year's principally from the reduced net loss.

         Prior to 1999, we had contributed amounts to our pension fund substantially in excess of amounts required under current law and regulations. Because of these contributions and better than assumed earnings performance on our pension fund assets through 2000, we built a funding credit balance that is expected to allow us to defer pension funding, except for minor administrative expenses and other payments, until the third quarter of 2003. We expect our annual 2002 pension expense to be about $150 million compared with $103 million in 2001.

         We paid $28 million of retiree health and insurance benefits (OPEB) in the first quarter of 2001 from existing trust fund assets. After that, substantially all OPEB benefits are being paid directly by Bethlehem until certain restrictions are removed on the $15 million remaining trust fund assets. For the year 2002, we expect to pay directly about $230 million which is less than our expected expense of $280 million.

         Capital expenditures were about $56 million for the first half of 2002 and are expected to be about $150 million for the year. During the second quarter, we purchased the remaining 50% interests in Columbus Coatings Company
(CCC) and Columbus Processing Company joint ventures from LTV Steel Corporation (see Note 9 to the accompanying Notes to June 30, 2002 Financial Statements).

         CCC's construction costs were financed in part with a loan under a 1999 agreement with a group of lenders. Bethlehem has guaranteed the full amount of the construction loan. Bethlehem has provided CCC's lenders with a collateralized letter of credit for $30 million and a mortgage on its corporate headquarters building as additional collateral.

         Because of our chapter 11 filing, CCC and Bethlehem are in default under the construction loan agreements which would allow the lenders to call the full amount of the loan. We believe that the market value of CCC exceeds the net loan amount. We are working with the CCC lenders and others to resolve open issues or refinance the net outstanding debt. We believe these matters can be resolved without any additional significant impact on our liquidity.

         In the first six months of 2002, we received about $23 million from the sale of surplus land and environmental credits, including $4 million received during the second quarter for the sale of our Weyhill Guesthouse in Bethlehem, Pennsylvania.

         We expect to have sufficient liquidity through this year and into next to pursue various strategic alternatives toward a plan of reorganization.

Securities

         Prior to the market opening on June 12, 2002, the New York Stock Exchange, Inc. (NYSE) suspended trading of Bethlehem's common stock, $5.00 cumulative convertible preferred stock, $2.50 cumulative convertible preferred stock and 8.45% debentures due March 1, 2005. The NYSE reached its decision because Bethlehem had been unable to comply with the NYSE's continued listing standard requiring an average closing share price of not less than $1 per share over a consecutive 30 trading day period.

         Bethlehem's common stock and preferred stock are currently being quoted on the OTC (over-the-counter) Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in OTC equity securities. Although Bethlehem previously indicated that it expected its debentures to be quoted on the National Quotation Service's "Yellow Sheets", to date, no market makers have filed applications to quote such debt.

Dividends

         Pursuant to Delaware law and our financing with General Electric Capital Corporation, we are not permitted to declare a dividend on our Common Stock, Cumulative Convertible Preferred Stock or Preference Stock.

Forward-looking Statements

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

         Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Prosecution of certain of these actions may be stayed by Bethlehem's chapter 11 filing. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at June 30, 2002.

         Bethlehem does not have any material developments in legal proceedings to report for the second quarter of 2002.


Item 3.  Defaults Upon Senior Securities.

         As a result of its chapter 11 filing, Bethlehem has not made principal or interest payments on unsecured indebtedness incurred prior to October 15, 2001 without approval of the Bankruptcy Court. In addition, Bethlehem is not permitted to pay dividends on its Common Stock, Cumulative Convertible Preferred Stock or Preference Stock. The dividend arrearage from June 30, 2001 through June 30, 2002 is approximately $40 million.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         The following is an index of the exhibits included in this Report on Form 10-Q:

         4(a). Amendment No. 1 to Revolving Credit and Guaranty Agreement and Security Agreement and Amendment No. 2 to Pledge Agreement.

         4(b). Revolving Credit and Guaranty Agreement, as amended by Amendment No. 1 dated as of April 23, 2002, among Bethlehem Steel Corporation and Certain of its Subsidiaries, the Lenders and General Electric Capital Corporation.

         11.    Statement Regarding Computation of Earnings Per Share.


    (b)  Reports on Form 8-K.

         Bethlehem filed the following Current Reports on Form 8-K with the Securities and Exchange Commission since the end of its First Quarter:

         1. April 16, 2002 - Consolidated Monthly Operating Statement for the month of March, 2002, as filed with the Bankruptcy Court.

         2. April 16, 2002 - Press Release announcing Bethlehem's First Quarter Results.

         3. May 15, 2002 - Consolidated Monthly Operating Statement for the month of April, 2002, as filed with the Bankruptcy Court.

         4. June 10, 2002 - Press release concerning the suspension and delisting of Bethlehem's equity and debt securities from the New York Stock Exchange.

         5. June 20, 2002 - Consolidated Monthly Operating Statement for the month of May, 2002, as filed with the Bankruptcy Court.

         6. July 9, 2002 - Press release addressing the current status of Bethlehem's restructuring plans.

         7. July 22, 2002 - Consolidated Monthly Operating Statement for the month of June, 2002, as filed with the Bankruptcy Court.

         8. July 22, 2002 - Press release announcing Bethlehem's Second Quarter Results.

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

Date:  July 22, 2002

                                 EXHIBIT INDEX

         The following is an index of the exhibits included in this Report:



                                    Exhibit
                                    -------


4(a) Amendment No.  1 to Revolving Credit and Guaranty Agreement and Security
     Agreement and Amendment No.  2 to Pledge Agreement.

4(b) Revolving Credit and Guaranty Agreement, as amended by Amendment No.  1 dated as of April 23, 2002, among Bethlehem Steel Corporation and Certain of its Subsidiaries, the Lenders and General Electric Capital Corporation.

11   Statement Regarding Computation of Earnings Per Share.

                                                                 EXHIBIT (11)

                          Bethlehem Steel Corporation
             Statement Regarding Computation of Earnings Per Share (dollars in millions and shares in thousands, except per share data)


      Three Months                                                           Six Months
      Ended June 30                                                        Ended June 30
---------------------                                                  ---------------------
   2002         2001            Basic Loss Per Share                       2002       2001
   ----         ----            --------------------                       ----       ----
$  (118.9) $(1,131.9)   Net Loss                                       $  (216.2) $(1,250.3)

                        Less Dividend Requirements:
     (2.5)      (2.5)     $2.50 Preferred Dividend                          (5.0)      (5.0)
     (3.2)      (3.1)     $5.00 Preferred Dividend                          (6.3)      (6.2)
     (4.2)      (4.5)     $3.50 Preferred Dividend                          (8.5)      (9.0)
      0.0       (0.1)     5% Preference Dividend                             0.0       (0.2)
---------- ----------                                                  ---------- ----------
     (9.9)     (10.2)         Total Preferred and Preference Dividends     (19.8)     (20.4)
---------- ----------                                                  ---------- ----------
$  (128.8) $(1,142.1)   Net Loss Applicable to Common Stock            $  (236.0) $(1,270.7)
========== ==========                                                  ========== ==========

  130,969    129,819    Average Shares of Common Stock                   130,944    129,804

$   (0.98) $   (8.80)   Basic Loss Per Share                           $   (1.80) $   (9.79)
========== ==========                                                  ========== ==========
                                Diluted Loss Per Share
                                ----------------------
$  (118.9) $(1,131.9)   Net Loss                                       $  (216.2) $(1,250.3)
                        Less Dividend Requirements:
     (2.5)      (2.5)     $2.50 Preferred Dividend                          (5.0)      (5.0)
     (3.2)      (3.1)     $5.00 Preferred Dividend                          (6.3)      (6.2)
     (4.2)      (4.5)     $3.50 Preferred Dividend                          (8.5)      (9.0)
      0.0       (0.1)     5% Preference Dividend                             0.0       (0.2)
---------- ----------                                                  ---------- ----------
$  (128.8) $(1,142.1)   Net Loss Applicable to Common Stock            $  (236.0) $(1,270.7)
========== ==========                                                  ========== ==========

                        Average Shares of Common Stock and
                        Other Potentially Dilutive Securities Outstanding:
  130,969    129,819       Common Stock                                  130,944    129,804
       -          -        Stock Options                                      -          -
       *          *        $2.50 Preferred Stock                              *          *
       *          *        $5.00 Preferred Stock                              *          *
       *          *        $3.50 Preferred Stock                              *          *
       *          *        5% Preference Stock                                *          *
---------- ----------                                                  ---------- ----------
  130,969    129,819           Total                                     130,944    129,804
========== ==========                                                  ========== ==========
$   (0.98) $   (8.80)   Diluted Loss Per Share                         $   (1.80) $   (9.79)
========== ==========                                                  ========== ==========

*  Antidilutive