Form 10-Q
period 2002-09-30
BETHLEHEM STEEL CORP /DE/
filed 2002-10-21
CIK 11860

                                     FORM 10-Q



                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended September 30, 2002
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


Number of Shares of Common Stock Outstanding as of October 17, 2002:
     130,978,430
     -----------

         BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES




                                   INDEX

                                                             Page No.
                                                             --------

PART I.  Financial Information

Item 1.  Financial Statements:

Consolidated Statements of Operations-
   Three Months and Nine Months Ended September 30, 2002
   and 2001 (unaudited)  . . . . . . . . . . . . . . . . . . .     2

Consolidated Balance Sheets-
   September 30, 2002 (unaudited) and December 31, 2001  . . .     3

Consolidated Statements of Cash Flows-
   Nine Months Ended September 30, 2002
   and 2001 (unaudited). . . . . . . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements (unaudited) . . .  .    5

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition. . . . . . . . . .     8

Item 4.  Controls and Procedures . . . . . . . . . . . . . . .    13

PART II.  Other Information

Item 1.  Legal Proceedings. . . . . . . . .  . . . . . . . . .    14

Item 3.  Defaults Under Senior Securities  . . . . . . . . . .    14

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . .    15


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .    16

Certifications . . . . . . . . . . . . . . . . . . . . . . . .    17

                          Bethlehem Steel Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in millions)
                                  (unaudited)

 Three Months Ended                                                       Nine Months Ended
   September 30                                                              September 30
--------------------                                                    -----------------------
  2002        2001                                                         2002        2001
---------  ---------                                                    ----------   ----------

$  938.5   $  825.4    Net Sales                                        $ 2,675.8    $ 2,614.4
---------  ---------                                                    ----------   ----------
                       Costs and Expenses
   887.5      844.0       Cost of sales                                   2,630.2      2,670.0
    64.1       64.7       Depreciation                                      187.0        189.9
    19.7       24.8       Selling, administration and general expense        67.1         78.8
     2.5       17.8       Special charges (Note 3)                           22.5         21.2
---------  ---------                                                    ----------   ----------
   973.8      951.3     Total Costs and Expenses                          2,906.8      2,959.9
---------  ---------                                                    ----------   ----------

   (35.3)    (125.9)    Loss from Operations                               (231.0)      (345.5)

    (4.9)      (1.4)    Reorganization Items (Note 4)                       (10.7)        (1.4)

   (14.0)     (24.9)    Financing Expense - net (Note 5)                    (39.0)       (71.6)
---------  ---------                                                    ----------   ----------
   (54.2)    (152.2)    Loss before Income Taxes                           (280.7)      (418.5)

      -          -      Benefit (Provision) for Income Taxes (Note 6)        10.3       (984.0)
---------  ---------                                                    ----------   ----------
   (54.2)    (152.2)    Net Loss                                           (270.4)    (1,402.5)

                        Dividend Requirements on Preferred and
     9.8       10.2       Preference Stock                                   29.6         30.6
---------  ---------                                                    ----------   ----------

$  (64.0)  $ (162.4)    Net Loss Applicable to Common Stock             $  (300.0)   $(1,433.1)
=========  =========                                                    ==========   ==========


                        Net Loss per Common Share:
$  (0.49)  $  (1.25)      Basic and Diluted                             $   (2.29)   $  (11.02)

                        Average Shares Outstanding:
   131.0      130.2       Basic and Diluted                                 131.0        130.0


                                 Additional Data

   1,913      1,929       Steel products shipped (thousands of net tons)    5,821        6,074
   2,338      2,252       Raw steel produced (thousands of net tons)        6,767        6,942




The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in millions)

                                    ASSETS

                                                      September 30    December 31
                                                          2002            2001
                                                      (unaudited)
                                                      ------------    -----------
Current Assets:
  Cash and cash equivalents                           $    86.3        $   104.0
  Receivables - net                                       382.5            350.4
  Inventories:
    Raw materials                                         244.6            259.5
    Finished and semifinished                             500.7            465.8
                                                      ----------       ----------
    Total Inventories                                     744.9            725.3
  Other current assets                                     24.2             22.8
                                                      ----------       ----------
Total Current Assets                                    1,237.9          1,202.5
Investments and Miscellaneous Assets                       83.2            129.6
Property, Plant and Equipment - less accumulated
  depreciation of $4,501.9 and $4,367.6                 2,714.7          2,686.9
Intangible Pension Asset                                  225.0            225.0
                                                      ----------       ----------
Total Assets                                          $ 4,260.8        $ 4,244.0
                                                      ==========       ==========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                    $   153.7        $   150.1
  Accrued employment costs                                 96.8             37.9
  Accrued taxes                                            25.1             14.4
  Debt and capital lease obligations-current (Note 10)     93.8             19.3
  Other current liabilities                                60.9             49.9
                                                      ----------       ----------
Total Current Liabilities                                 430.3            271.6

Long-term Debt and Capital Lease Obligations              123.2            132.7
Debtor-in-Possession Financing                            280.7            205.6
Debt Secured by Inventory                                 289.9            289.9
Deferred Gain                                              86.9            103.2
Other Long-term Liabilities                                43.1             43.4

Liabilities Subject to Compromise (Note 7)              4,956.2          4,878.1

Stockholders' Deficit:
  Preferred Stock                                          11.3             11.4
  Preference Stock                                          2.0              2.0
  Common Stock                                            135.9            135.8
  Common Stock held in treasury at cost                   (65.9)           (65.9)
  Additional paid-in capital                            1,909.7          1,908.2
  Accumulated other comprehensive loss                   (833.0)          (833.0)
  Accumulated deficit                                  (3,109.5)        (2,839.0)
                                                      ----------       ----------
Total Stockholders' Deficit                            (1,949.5)        (1,680.5)
                                                      ----------       ----------
Total Liabilities and Stockholders' Deficit           $ 4,260.8        $ 4,244.0
                                                      ==========       ==========

The accompanying Notes are an integral part of the Consolidated
Financial Statements.

                          Bethlehem Steel Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)
                                  (unaudited)

                                                           Nine Months Ended
                                                             September 30
                                                         -----------------------
                                                           2002         2001
                                                         ----------   ----------

Operating Activities:
   Net loss                                              $  (270.4)   $(1,402.5)

   Adjustments for items not affecting cash
   from operating activities:
     Deferred income taxes                                      -         984.0
     Depreciation and amortization                           187.0        189.9
     Recognition of deferred gains                           (16.3)       (16.9)
     Reorganization items                                     10.7          1.4
     Litigation recovery                                        -          13.0
     Special charges                                          22.5         21.2
     Other - net                                               8.8         (0.5)
   Working capital (excluding financing and
   investing activities):
     Receivables                                             (37.6)       (14.4)
     Inventories                                             (20.3)       123.7
     Accounts payable                                        (20.7)       (89.2)
     Other                                                    25.2        (17.0)
   Funding postretirement benefits:
     Pension funding less than expense                       103.7         75.5
     Retiree healthcare and life insurance benefit
       payments less than expense                             35.9         76.5
                                                         ----------   ----------
Cash Provided By (Used For) Operating Activities
  Before Reorganization Items                                 28.5        (55.3)
                                                         ----------   ----------
   Reorganization items                                      (10.7)        (1.4)
                                                         ----------   ----------
Cash Provided By (Used For) Operating Activities              17.8        (56.7)
                                                         ----------   ----------
Investing Activities:
    Capital expenditures                                     (74.5)       (59.9)
    Cash proceeds from asset sales                            25.7         15.7
                                                         ----------   ----------
Cash Used For Investing Activities                           (48.8)       (44.2)
                                                         ----------   ----------
Financing Activities:
    Borrowings                                                90.6        150.4
    Debt and capital lease payments                          (58.2)       (61.0)
    Cash dividends paid                                         -         (20.2)
    Other payments                                           (19.1)       (27.6)
                                                         ----------   ----------
Cash From Financing Activities                                13.3         41.6
                                                         ----------   ----------

Net Decrease in Cash and Cash Equivalents                    (17.7)       (59.3)
Cash and Cash Equivalents - Beginning of Period              104.0        109.7
                                                         ----------   ----------
                          - End of Period                $    86.3    $    50.4
                                                         ==========   ==========

Supplemental Cash Information (Note 10):
    Interest and other financing costs,
      net of amount capitalized                          $    32.4    $    82.2
    Income taxes paid (received)                              (8.0)        (0.2)
    Capital lease obligations incurred                         1.9          5.0


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          Bethlehem Steel Corporation

               NOTES TO SEPTEMBER 30, 2002 CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The Consolidated Financial Statements as of and for the three-month and nine-month periods ended September 30, 2002 and 2001 were not audited. However, in Management's opinion, the information reflects all adjustments necessary for a fair statement of the results for the periods presented. Management believes all adjustments were of a normal and recurring nature.

These Consolidated Financial Statements should be read together with audited financial statements in Bethlehem's Annual Report on Form 10-K for the year ended December 31, 2001 and other reports filed with the Securities and Exchange Commission during 2002.

Presentations of certain amounts in prior years have been revised to be consistent with the current year.

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

As a result of the chapter 11 filing, there is no assurance that the carrying amounts of the assets will be realized or that liabilities will be settled for amounts recorded. Bethlehem is pursuing a stand alone plan of reorganization while continuing to consider alternative opportunities for, among other things, possible consolidation and joint ventures with other steel operators and liquidation of part or all of Bethlehem's assets. There can be no assurance that any such alternatives will be implemented. After further consideration of such alternatives and negotiations with various parties in interest, Bethlehem expects to present a chapter 11 plan, which will likely cause a material change to the carrying amount of assets and liabilities in the financial statements.

The deadline for the creditors to file proofs of claim with the court-appointed claims agent was September 30, 2002, with certain extensions granted by the Court. Differences between the amounts reflected on Bethlehem's records and claims by creditors will be investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of creditors, will take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed chapter 11 plan, the ultimate distribution with respect to allowed claims is not presently ascertainable.

3.  A summary of special charges follows ($ in millions):

                                     Three Months Ended    Nine Month Ended
                                         September 30        September 30
                                     ------------------    ----------------
                                       2002      2001       2002     2001
                                     --------------------------------------

Included in special charges:
  Loss on closure of pipe mill        $  2.5       -       $  2.5        -
  Environmental accrual                   -        -         20.0        -
  Loss on closure of Lackawanna Coke      -     $ 40.0         -     $ 40.0
  Gain on sale of MBR                     -      (22.2)        -      (22.2)
  Write-off equity investment             -         -          -        3.4
                                      ------    -------    -------   -------
                                      $  2.5    $ 17.8     $ 22.5    $ 21.2
                                      ======    =======    =======   =======

During August 2002, Bethlehem announced the permanent closing of a facility for producing large diameter pipe in Steelton, Pennsylvania. As a result, we recorded a $2.5 million non-cash charge to account for the required employee benefit costs.

Earlier in 2002, Bethlehem personnel attended a meeting requested by representatives from the New York Department of Environmental Conservation (NYDEC) to discuss the contents and timing of a Consent Order to conduct a RCRA Corrective Measures Study and to begin to implement an agreed upon plan of remediation at our closed steel manufacturing facility in Lackawanna, New York. Based upon the information received and the conceptual agreements reached at that meeting, we recorded a $20 million non-cash charge to reflect Bethlehem's most current estimate of the probable remediation costs at Lackawanna. The cash requirements for remediation are expected to be expended over a protracted period of years, according to a schedule to be agreed upon by Bethlehem and the NYDEC.

During the third quarter of 2001, we announced we would close our Lackawanna Coke operations. This facility ended operations on September 30, 2001. We recorded a charge of $40 million in connection with the closing, principally to account for the required employee benefit costs. Also in the third quarter, we sold our interest in MBR, a Brazilian iron ore property, for $4 million in cash and $19 million in credits against future iron ore purchases (all of which have been used) resulting in a $22 million gain. Earlier in 2001, we wrote-off our equity investment in Metalsite, an internet marketplace for steel that ceased operations, resulting in a charge of $3 million.

Operating results for third quarter and nine months of 2001 include pension and OPEB expense of $4 million and $12 million related to incentives provided to certain employees at Burns Harbor to elect early retirement. Earlier during 2001, we received $18 million from the settlement of litigation related to construction of one of our coke oven batteries at Burns Harbor. Nine month 2001 operating results include $5 million for the recovery of litigation and maintenance costs already incurred; $13 million was deferred and is being amortized over the remaining useful life of the battery to offset expected higher than normal future maintenance costs.

4. Net costs resulting from reorganization of the businesses have been reported in the statement of operations separately as reorganization items. For the three-month and nine-month periods ended September 30, 2002 and 2001, the following have been recorded ($ in millions):


                                       Three Months       Nine Months
                                      --------------     -------------
                                      2002     2001      2002     2001
                                      ----     ----      ----     ----

Professional and other fees           $ 5.1    $ 1.4     $13.3   $ 1.4
Gains from termination of contracts      -        -       (2.0)     -
Interest income                        (0.2)      -       (0.6)     -
                                      ------   ------    ------  ------
Total                                 $ 4.9    $ 1.4     $ 10.7  $ 1.4
                                      ======   ======    ======= ======

5. Interest at the stated contractual amount on unsecured debt that was not charged to earnings as a result of our chapter 11 filing was approximately $11 million for the three-month period ended and approximately $32 million for the nine-month period ended September 30, 2002.

6. The income tax benefit recorded in 2002 represents a $10 million tax refund as a result of the "Job Creation and Workers Assistance Act of 2002" that was enacted on March 8, 2002. The Act provides us the ability to carry back a portion of our 2001 Alternative Minimum Tax loss for a refund of taxes paid in prior years that was not previously available. We received the refund in July 2002.

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

7. Liabilities subject to compromise at September 30, 2002 and December 31, 2001 follows ($ in millions):

                                    September 30,   December 31,
                                        2002           2001
                                    -------------   ------------

Other postemployment benefits       $  2,043.4      $   2,005.7
Pension liability                      1,729.2          1,624.0
Unsecured debt                           526.7            526.7
Accounts payable                         197.9            220.8
Accrued employment costs                 208.2            270.6
Other accrued liabilities                173.6            152.8
Accrued taxes and interest                77.2             77.5
                                    -----------      ----------
Total                               $   4,956.2      $  4,878.1
                                    ===========      ==========

8. Because of the decline in market value of our pension trust assets, continuing pension payments from the trust and declining interest rates, our pension plan is now about $3.2 billion underfunded at today's market.
Applicable accounting principles will require us to record a non-cash, direct charge to stockholders' deficit of about $1.5 billion if the market remains the same at year-end. This charge is only required at year-end and will not affect our 2002 operating results.

9. Our financing arrangement with General Electric Capital Corporation restricts dividend payments. Preferred dividends are in arrears since the second quarter of 2001.

10. In the second quarter of 2002, we acquired the remaining 50% portion of the Columbus Coatings Company (CCC) and Columbus Processing Company (CPC) joint ventures from LTV Steel Corporation. CCC is an automotive quality, hot-dipped galvanized coating line and CPC is a steel slitting facility, both located in Columbus, Ohio. These interests were acquired on June 5, 2002 for cash, a release of LTV's guarantee of CCC's debt and forgiveness of claims against LTV by Bethlehem and CCC. The acquisition was accounted for as a purchase. CCC's and CPC's results are included in the Consolidated Financial Statements from the date of acquisition. Pro-forma amounts for the year are not significant. The value assigned to assets and liabilities acquired follows ($ in millions):

Property, plant & equipment                      $155.3
Debt and capital lease obligation                (105.9)
Other - net                                         (.3)
                                                 -------
     Net assets                                    49.1
Less:
  Investment in and receivable from joint
    ventures and LTV                              (46.7)
                                                 -------
Cash purchase price, net of cash acquired        $  2.4
                                                 =======

CCC's construction costs were financed in part with a loan under a 1999 agreement with a group of lenders. Bethlehem has guaranteed the full amount of the construction loan. Bethlehem provided CCC's lenders with a collateralized letter of credit for $30 million and a mortgage on our corporate headquarters building as additional collateral. In July 2002, CCC lenders used the letter of credit to reduce the outstanding loan balance by $30 million.

Because of our chapter 11 filing, CCC and Bethlehem are in default under the construction loan agreements which allows the lenders to call the full amount of the loan. We believe that the market value of CCC exceeds the net loan amount. We are working with the CCC lenders and others to resolve open issues or refinance the net outstanding debt. We believe these matters can be resolved without any additional significant impact on our liquidity.

On August 1, 2001, we purchased the remaining 45% ownership interest of Chicago Cold Rolling (CCR) that we did not already own for $1 million plus assumption of $19 million in debt. The acquisition was accounted for using the purchase method of accounting. Our results include the operations of CCR since the date of acquisition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION


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

    As a result of the chapter 11 filing, there is no assurance that the carrying amounts of the assets will be realized or that liabilities will be settled for amounts recorded. Bethlehem is pursuing a stand alone plan of reorganization while continuing to consider alternative opportunities for, among other things, possible consolidation and joint ventures with other steel operators and liquidation of part or all of Bethlehem's assets. There can be no assurance that any such alternatives will be implemented. After further consideration of such alternatives and negotiations with various parties in interest, Bethlehem expects to present a chapter 11 plan, which will likely cause a material change to the carrying amount of assets and liabilities in the financial statements.

    Because of the decline in market value of our pension trust assets, continuing pension payments from the trust and declining interest rates, our pension plan is now about $3.2 billion underfunded at today's market. Accordingly, we now have over $6 billion of unfunded pension and other postretirement obligations, principally healthcare, that we simply cannot support and make us unattractive to potential buyers. Further, like many companies with defined benefit pension plans, the increase in the market value of our unfunded pension obligation will require us to record a non-cash, direct charge to stockholders' deficit of about $1.5 billion if the market remains the same at year-end. This charge is only required at year-end and will have no effect on our 2002 operating results. The increase in our unfunded pension obligation will, however, increase our 2003 pension expense.

    Domestic steel consumption remains fairly strong, driven principally by automobile sales. The problem of excess global capacity, however, remains a significant hurdle for the steel industry. As previously announced, the key for Bethlehem to emerge from chapter 11 bankruptcy protection is the substantial reduction or elimination of our unfunded pension and retiree health care obligations together with a new labor agreement with the United Steelworkers of America. Negotiations are underway with the union to achieve a new labor agreement that will allow Bethlehem to become cost competitive with other restructured integrated producers and the mini mills.

REVIEW OF RESULTS:

Third Quarter and First Nine Months 2002
Third Quarter and First Nine Months 2001

    Our third quarter 2002 net loss of $54 million was an improvement from the loss of $152 million recorded in the third quarter of 2001. Our nine-month net loss of $270 million compares to a net loss of $1,403 million for the same period in 2001. Our recent losses include several unusual or non-cash items as reflected in the following table:

                                        Third Quarter        First Nine Months
                                     -------------------    ---------------------
                                       2002       2001        2002       2001
                                     --------   --------    --------   ----------

Net Loss                             $ (54.2)   $(152.2)    $(270.4)   $(1,402.5)

Loss on closure of pipe mill             2.5         -          2.5           -
Loss on sales of interest in iron
  ore facility and excess ore            8.0         -          8.0           -
Blast furnace outages                    2.3         -         25.7           -
Environmental accrual                     -          -         20.0           -
Income tax benefit                        -          -        (10.3)          -
Loss on closure of Lackawanna Coke        -        40.0          -          40.0
Gain on sale of MBR                       -       (22.2)         -         (22.2)
Reserving deferred taxes                  -          -           -         984.0
Write-off equity investment               -          -           -           3.4
                                     --------   --------    --------   ----------
Net loss excluding unusual items     $ (41.4)   $(134.4)    $(224.5)   $  (397.3)
                                     ========   ========    ========   ==========


    Our pipe mill located in Steelton, Pennsylvania has not operated since June 1999 and we recently announced the permanent closing of the facility. As a result, we recorded a $2.5 million charge in the third quarter of 2002 to account for the required employee benefit costs.

    We recently determined that our ownership percentage of Hibbing Taconite, our iron ore joint venture in Minnesota, exceeded the future iron ore requirements at our Burns Harbor plant. As a result, during the third quarter we sold an 8% interest in the venture and agreed to sell excess ore inventory. While we recognized a total loss of $8 million from these transactions, they avoided temporary production shutdowns of the iron ore facility that would have increased our costs and consumed cash in excess of the loss recognized.

    As previously reported, during the second quarter of 2002, the large bell on our D blast furnace at Burns Harbor failed, causing an extended repair outage and related lost production. The furnace was returned to full operation in June. Carryover costs related to the outage were about $2 million in the third quarter of 2002. The combination of the repair costs, unabsorbed costs from lost production and other related costs decreased net income by about $17 million in the second quarter. The first quarter of 2002 included carryover higher costs of $7 million from a separate blast furnace outage that occurred in the fourth quarter of 2001.

    During the second quarter of 2002, Bethlehem personnel attended a meeting requested by the New York Department of Environmental Conservation (NYDEC) to discuss the contents and timing of a Consent Order to conduct a RCRA Corrective Measures Study and to begin to implement an agreed upon plan of remediation at our closed steel manufacturing facility in Lackawanna, New York. Based upon the information received and the conceptual agreements reached at that meeting, we recorded a $20 million non-cash charge to reflect Bethlehem's most current estimate of the probable remediation costs at Lackawanna. The cash requirements for remediation are expected to be expended over a protracted period of years, according to a schedule to be agreed upon by Bethlehem and the NYDEC.

    The $10 million income tax benefit recorded in 2002 represents a tax refund as a result of the "Job Creation and Workers Assistance Act of 2002" that was enacted on March 8, 2002. The Act provides us the ability to carry back a portion of our 2001 Alternative Minimum Tax loss for a refund of taxes paid in prior years that was not previously available. We received the refund in July 2002.

    Unusual non-cash charges for the nine months ended September 30, 2001 included fully reserving our net deferred tax asset, a provision for closure of our Lackawanna, New York coke plant, a gain on the sale of our interest in a Brazilian iron ore property and writing off our equity investment in Metal Site, an internet marketplace for steel that ceased operations. During the second quarter of 2001, it was determined that the cumulative financial accounting losses had reached the point that fully reserving the deferred tax asset was required. See Notes 3 and 6 to the accompanying Notes to September 30, 2002 Financial Statements for further details on these items.

    Excluding unusual items previously mentioned, Bethlehem's net loss of $41 million for the third quarter of 2002 is a $93 million improvement over the prior year net loss of $134 million. This improvement resulted from higher prices and an improved product mix, partially offset by higher costs. Average realized prices, on a constant mix basis, improved by about 12% from the same period last year. Our product mix shipped improved, as our percentage of higher margin, cold-rolled, coated and tin products increased and we reduced the percentage of lower margin secondary products. Costs were higher mainly from increased pension expense and reorganization expense partially offset by lower interest expense. Interest expense declined because, after filing for protection under chapter 11 on October 15, 2001, we are no longer accruing interest on unsecured debt.

    Our net loss before unusual items for the nine months ended September 30, 2002 of $225 million compares with a net loss of $397 million for the same period in 2001. The improvement is mainly attributable to improvements in prices, product mix and reduced costs, offset by lower shipments. Average realized prices on a constant mix basis have increased by about 4%. Our product mix shipped improved, as our percentage of shipments of higher margin, cold-rolled, coated and tin products increased, while we reduced the percentage of lower margin hot-rolled and secondary products. Costs were lower mainly from decreases in natural gas prices, employee reductions and lower interest expense, partially offset by higher pension expense and the effects of lower production volume at our plate operations. As previously mentioned, interest expense declined because we are no longer accruing interest on unsecured debt. Shipments were lower by about 4%, primarily in plate products, as business investment continues to lag, and from increased competition from new entrants into the plate marketplace.

Liquidity and Cash Flow

    Total liquidity (cash, cash equivalents and funds available under our committed credit arrangements) was $234 million at September 30, 2002 and $276 million at December 31, 2001.

    Cash provided by operating activities for the first nine months of 2002 was $18 million compared with $57 million of cash being used by operating activities during the same period in 2001, an improvement of $75 million. Cash provided by operations before working capital was $82 million in 2002 compared to cash used of $58 million in 2001, principally from the reduced net loss. Working capital used about $57 million more cash in 2002 versus the prior year.

    Prior to 1999, we had contributed amounts to our pension fund substantially in excess of amounts required under current law and regulations. Because of these contributions and better than assumed earnings performance on our pension fund assets through 2000, we built a funding credit balance that is expected to allow us to defer pension funding, except for minor administrative expenses and other payments, until the third quarter of 2003. We currently estimate pension funding of about $185 million will be required in the second half of 2003. We expect our annual 2002 pension expense to be about $150 million compared to $103 million in 2001.

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

    Capital expenditures were about $75 million for the first nine months of 2002 and are expected to be about $145 million for the year. We continue to invest to maintain and to enhance our facilities after having reduced spending in 2001. In the first nine months of 2002, we received about $26 million from the sale of surplus land and environmental emission credits.

    As previously reported, during the second quarter, we purchased the remaining 50% interests in Columbus Coatings Company and Columbus Processing Company joint ventures from LTV Steel Corporation (see Note 10 to the accompanying Notes to September 30, 2002 Financial Statements). CCC's construction costs were financed in part with a loan under a 1999 agreement with a group of lenders. Bethlehem has guaranteed the full amount of the construction loan. Bethlehem had provided CCC's lenders with a collateralized letter of credit for $30 million and a mortgage on our corporate headquarters building as additional collateral. During the third quarter, Bethlehem and the CCC lenders agreed to use the letter of credit to reduce the outstanding loan balance by $30 million.

    Because of our chapter 11 filing, CCC and Bethlehem are in default under the construction loan agreements, which would allow the lenders to call the full amount of the loan. We believe that the market value of CCC exceeds the net loan amount. We are working with the CCC lenders and others to resolve open issues or refinance the net outstanding debt. We believe these matters can be resolved without any additional significant impact on our liquidity.

    We expect to have sufficient liquidity into 2003 to pursue various strategic alternatives toward a plan of reorganization.


Dividends

    Pursuant to Delaware law and our financing with General Electric Capital Corporation, we are not permitted to declare a dividend on our Common Stock, Cumulative Convertible Preferred Stock or Preference Stock.


Forward-looking Statements

    Certain statements in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated in such statements due to a number of factors, including changes arising from our chapter 11 filing, changes in customer spending patterns and in demand for steel products. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, or the effect of the proceedings on our business and the interests of our various creditors and security holders. Additional factors that may affect our business and financial results are the effect of planned and unplanned outages on our operations; the potential impact of strikes or work stoppages at facilities of our customers and suppliers; the sensitivity of our results to relatively small changes in prices we obtain for our products; intense competition due to excess global steel capacity, low-cost electric furnace facilities, unfairly-traded steel imports and substitute materials; the consolidation of many of our customers and suppliers; the high capital requirements associated with integrated steel facilities; the significant costs associated with environmental control requirements; availability of and prices associated with raw materials, supplies, utilities and other services and items required by our operations; employment matters, including costs and uncertainties associated with our collective bargaining unit agreements, and employee postretirement obligations; the effect of possible future closure or exit of businesses; our highly leveraged capital structure and our ability to obtain new capital at reasonable costs and terms; financial difficulties encountered by joint venture partners; and the effect of existing and possible future lawsuits against us. The forward-looking statements included in this document are based on information available to us as of the date of this report, and we assume no obligation to update any of these statements.

Item 4.  Controls and Procedures

    Within the 90-day period prior to the date of this report, Bethlehem carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bethlehem's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Bethlehem's disclosure controls and procedures are effective to timely alert them to material information relating to Bethlehem (including its consolidated subsidiaries) required to be included in Bethlehem's Exchange Act filings.

    There have been no significant changes in Bethlehem's internal controls or in other factors that could significantly affect internal controls subsequent to the date that Bethlehem carried out its evaluation.

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

    In the ordinary course of its business, Bethlehem is involved in various pending or threatened legal proceedings. These proceedings include a large number of cases in which plaintiffs allege injury due to exposure to asbestos, allegedly resulting from past operations of Bethlehem and others. All of the asbestos cases resolved to date have either been dismissed or settled for immaterial amounts. We cannot predict with certainty the outcome of any legal proceedings to which Bethlehem is a party. In our opinion, however, (1) adequate reserves have been recorded for losses that are probable to result from all legal proceedings relating to events occurring prior to September 30, 2002, and (2) the amount of additional losses beyond the reserves recorded that are reasonably possible is not material to the financial statements. The prosecution of any claims and any payments related to litigation existing on October 15, 2001, the date of filing for protection under chapter 11 of the Bankruptcy Code, are automatically stayed pending resolution of all unsecured claims as part of a chapter 11 plan.

    Bethlehem does not have any material developments in legal proceedings to report for the third quarter of 2002.


Item 3.  Defaults Upon Senior Securities.

    As a result of its chapter 11 filing, Bethlehem has not made principal or interest payments on unsecured indebtedness incurred prior to October 15, 2001 without approval of the Bankruptcy Court. In addition, Bethlehem is not permitted to pay dividends on its Common Stock, Cumulative Convertible Preferred Stock or Preference Stock. The dividend arrearage from June 30, 2001 through September 30, 2002 is approximately $50 million.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

             The following is an index of the exhibits included in this Report on Form 10-Q:

           11      Statement Regarding Computation of Loss Per Share.

           99.1    Certification of Principal Executive Officer pursuant to
                   Section 906 of The Sarbanes-Oxley Act of 2002.

           99.2    Certification of Principal Financial Officer pursuant to
                   Section 906 of The Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K.

              Bethlehem filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the third quarter:



         1. July 9, 2002 - Press release addressing the current status of Bethlehem's restructuring plans.

         2. July 22, 2002 - Consolidated Monthly Operating Statement for the month of June, 2002, as filed with the Bankruptcy Court.

         3. July 22, 2002 - Press release announcing Bethlehem's Second Quarter Results.

         4.  August 13, 2002 - CEO/CFO Certifications, as required by the
             SEC.

         5. August 20, 2002 - Consolidated Monthly Operating Statement for the month of July, 2002, as filed with the Bankruptcy Court.

         6. August 27, 2002 - Press release announcing the permanent closure of Bethlehem's large-diameter pipe facilities in Steelton, PA.

         7. September 20, 2002 - Consolidated Monthly Operating Statement for the month of August, 2002, as filed with the Bankruptcy Court.

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


                                    Bethlehem Steel Corporation
                                            (Registrant)
                                    by



                                    /s/ L. A. Arnett
                                    -----------------------------
                                    L. A. Arnett
                                    Vice President and Controller
                                    (principal accounting officer)

Date:  October 18, 2002

              CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
             FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO
                                   QUARTERLY REPORTS


I, R. S. Miller, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bethlehem Steel Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                                      - 17 -

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 18, 2002

                                                        /s/ R. S. Miller, Jr.
                                                        -----------------------
                                                        R. S. Miller, Jr.
                                                        Chief Executive Officer

            CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
          FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO
                                 QUARTERLY REPORTS


I, L. M. Anthony, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bethlehem Steel Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 18, 2002



                                                        /s/ L. M. Anthony
                                                        -----------------------
                                                        L. M. Anthony
                                                        Chief Financial Officer

                                 EXHIBIT INDEX

    The following is an index of the exhibits included in this Report:

Item
 No.                         Exhibit
----                         -------

11               Statement Regarding Computation of Loss Per Share.

99.1             Certification of Principal Executive Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

99.2             Certification of Principal Financial Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

                                                             EXHIBIT (11)

                          Bethlehem Steel Corporation

             Statement Regarding Computation of Loss Per Share

      (dollars in millions and shares in thousands, except per share data)

    Three Months                                                                 Nine Months
 Ended September 30                                                           Ended September 30
---------------------                                                       ------------------------
  2002        2001            Basic Loss Per Share                            2002           2001
  ----        ----            --------------------                            ----           ----

 ($54.2)     ($152.2)   Net Loss                                            ($270.4)      ($1,402.5)
                        Less Dividend Requirements:
   (2.5)        (2.5)      $2.50 Preferred Dividend                            (7.5)           (7.5)
   (3.1)        (3.1)      $5.00 Preferred Dividend                            (9.4)           (9.3)
   (4.2)        (4.5)      $3.50 Preferred Dividend                           (12.7)          (13.5)
      -         (0.1)      5% Preference Dividend                                -             (0.3)
--------     --------                                                       --------      ----------
                             Total Preferred and Preference Dividend
   (9.8)       (10.2)          Requirements                                   (29.6)          (30.6)
--------     --------                                                       --------      ----------
 ($64.0)     ($162.4)   Net Loss Applicable to Common Stock                 ($300.0)      ($1,433.1)
========     ========                                                       ========      ==========

130,972      130,240    Average Shares of Common Stock                      130,954         129,992

 ($0.49)      ($1.25)   Basic Loss Per Share                                 ($2.29)        ($11.02)
========     ========                                                       ========      ==========
                             Diluted Loss Per Share
                             ----------------------

 ($54.2)     ($152.2)   Net Loss                                            ($270.4)      ($1,402.5)
                        Less Dividend Requirements:
   (2.5)        (2.5)      $2.50 Preferred Dividend                            (7.5)           (7.5)
   (3.1)        (3.1)      $5.00 Preferred Dividend                            (9.4)           (9.3)
   (4.2)        (4.5)      $3.50 Preferred Dividend                           (12.7)          (13.5)
      -         (0.1)      5% Preference Dividend                                -             (0.3)
--------     --------                                                       --------      ----------
 ($64.0)     ($162.4)   Net Loss Applicable to Common Stock                 ($300.0)      ($1,433.1)
========     ========                                                       ========      ==========
                        Average Shares of Common Stock and
                        Other Potentially Dilutive Securities Outstanding:
130,972      130,240       Common Stock                                     130,954         129,992
      -            -       Stock Options                                         -               -
      *            *       $2.50 Preferred Stock                                 *               *
      *            *       $5.00 Preferred Stock                                 *               *
      *            *       $3.50 Preferred Stock                                 *               *
      *            *       5% Preference Stock                                   *               *
--------     --------                                                       --------      ----------
130,972      130,240         Total                                          130,954         129,992
========     ========                                                       ========      ==========
 ($0.49)      ($1.25)   Diluted Loss Per Share                               ($2.29)        ($11.02)
========     ========                                                       ========      ==========

1412:

* Antidilutive

















1606: