Form 10-K
period 2002-12-31
BETHLEHEM STEEL CORP /DE/
filed 2003-02-04
CIK 11860

2002

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 F O R M  10-K
(Mark One)
  x  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 ---
     of 1934 For the Fiscal Year Ended December 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:



Common Stock--$1 par value per share
Preference Stock Purchase Rights
Preferred Stock -- $1 par value per share
 $5.00 Cumulative Convertible
 (stated value $50.00 per share)
 $2.50 Cumulative Convertible
 (stated value $25.00 per share)



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
                              ---

    Indicate by check mark whether the registrant is an accelerated filer
(as defined by Exchange Act Rule 12b-2).   Yes  x   No
                                               ---     ---

Aggregate Market Value of Voting Stock held by Non-Affiliates:  $26,983,721.

    The amount shown is based on the closing price of Bethlehem Common Stock on the Over the Counter Tape on June 28, 2002. Voting stock held by directors and executive officers of Bethlehem is not included in the computation. However, Bethlehem has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of Shares of Common Stock outstanding as of June 30, 2002: 130,964,146


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

         As a result of the chapter 11 filing, there is no assurance that the carrying amounts of the assets will be realized or that liabilities will be settled for amounts recorded. Bethlehem continues to pursue various strategic alternatives including, among other things, possible consolidation opportunities, joint ventures with other steel operations, a stand-alone plan of reorganization and liquidation of part or all of Bethlehem's assets. There can be no assurance that any such alternatives will be implemented. After further consideration of such alternatives and negotiations with various parties in interest, Bethlehem expects to present a chapter 11 plan, which will likely cause a material change to the carrying amount of assets and liabilities in the financial statements. Bethlehem has an exclusive right to file a chapter 11 plan through July 31, 2003. See "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report for a description of the status of consolidation efforts.

     For further information on Bethlehem's chapter 11 cases, see "PART 1, ITEM
3. LEGAL PROCEEDINGS", "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Note B" under "PART IV,
ITEM 15(a)(1).  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of this Report.

Operations
----------

         Bethlehem produces a wide variety of steel mill products including hot-rolled, cold-rolled and coated sheets, tin mill products, carbon and alloy plates, rail, specialty blooms and carbon and alloy bars. Bethlehem's principal steel operations include the Burns Harbor Division, the Sparrows Point Division and the Pennsylvania Division. Bethlehem also has iron ore operations (which provide raw materials to Bethlehem's steelmaking facilities at the Burns Harbor Division or sell such materials to trade customers), railroad and trucking operations (which transport raw materials and semifinished steel products within various Bethlehem operations and serve other customers) and lake shipping operations (which primarily transport raw materials to the Burns Harbor Division). See "PART I, ITEM 2. PROPERTIES" of this Report for a description of the facilities of these business units and operations.
---------------

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

         The following table shows production information for Bethlehem and for the domestic steel industry. The information regarding the domestic steel industry is based on data from the American Iron and Steel Institute ("AISI"):

                                                   2002*   2001    2000
                                                   ----    ----    ----

  Domestic steel industry raw steel production
     capability (million of net tons)...........   113.8   125.5   130.3

  Domestic steel industry raw steel production
    (million of net tons).......................   101.2    99.3   112.2

  Domestic steel industry average raw steel
    utilization rate............................     89%     79%     86%

  Bethlehem's raw steel production capability
    (million of net tons).......................    11.0    11.0    11.3

  Bethlehem's raw steel production (million of
    net tons)...................................     9.0     8.8    10.0

  Bethlehem's average raw steel utilization rate     81%     79%     88%

  Bethlehem's production as a percent of the
    domestic steel industry.....................    8.9%    8.8%    8.9%

__________
*  Preliminary


        Of Bethlehem's 2002 raw steel production, 89 percent was produced by basic oxygen furnaces and 11 percent by electric furnaces.

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

         Bethlehem distributes steel products principally through its own sales organization, which has sales offices at various locations in the United States and Mexico, and through foreign sales agents. In addition to selling to customers who consume steel products directly, Bethlehem sells steel products to steel service centers, distributors, processors and converters. Export sales were 2 percent of total sales in 2002 and 3 percent in 2001 and 2000.

         Trade orders on hand were about $.8 billion at December 31, 2002, and $.6 billion at December 31, 2001. Substantially all of the orders on hand at December 31, 2002, are expected to be filled in 2003.

Steel Price Sensitivity
-----------------------

         Bethlehem's financial results are significantly affected by relatively small (on a percentage basis) variations in the realized prices for its products. For example, Bethlehem shipped 7.6 million net tons of steel products and recorded net sales of $3.6 billion during 2002, implying an average realized price per ton of about $470. A one percent increase or decrease in this implied average realized price during 2002 would, on a pro forma basis, have resulted in an increase or decrease in net sales and pre-tax income of about $35 million. Competitive pressures in the steel industry are severe. These pressures could limit Bethlehem's ability to obtain price increases or could lead to a decline in prices, which could have a material adverse effect upon Bethlehem.

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

         Imports.  Domestic steel producers also face significant competition
         -------
from foreign producers and have been, and may continue to be, adversely affected by unfairly-traded imports. In certain cases, foreign producers may be pricing their products below their production costs. Imports of finished steel products accounted for about 21 percent of the domestic market in 2002 and 2001 and 24 percent in 2000.

         The following table, which is based on data reported by the AISI, shows the percentage of the domestic apparent consumption of steel mill products supplied by imports for various classes of products:

                                               2002*    2001     2000
                                               ----     ----     ----

        Rail                                    31%      35%      30%
        Plates                                  16       16       16
        Tin mill products                       14       19       18
        Hot-rolled and cold-rolled sheets       15       16       21
        Coated sheets                           12       10       10
        All products**                          26       25       27

---------
*       Preliminary

** Excludes steel imported in the form of manufactured goods, such as automobiles, but includes semifinished steel.

         Excluding semifinished steel, imports of steel mill products were about 23.3 million tons in 2002, 23.7 million tons in 2001 and 29.7 million tons in 2000.

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

         In June 2001, the Bush Administration initiated an investigation under
Section 201 of the Trade Act to determine if the domestic steel industry was being injured as a result of foreign steel imports. In October 2001, the ITC made preliminary determinations that the markets and domestic producers of nearly all flat-rolled steel products were likely to suffer significant injury as a result of imports. In December 2001, the ITC submitted its remedy recommendations to President Bush who imposed tariffs of up to 30% on a full range of steel products as part of a three-pronged "steel program." Status reports were filed by the industry in September and will be due again in March 2003. An on-going exclusion process has resulted in over 400 specific products being excluded from these tariffs by the DoC and hundreds more such requests are being reviewed.

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

         Under the Continued Dumping and Subsidiary Offset Act, the DoC distributes tariffs collected in connection with antidumping and countervailing duty cases to the injured U.S. companies. In January 2003 the World Trade Organization appellate body determined that such distributions are precluded by the International Antidumping Agreement. The U.S. must decide what actions it will take to challenge or implement this ruling.

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

         At Steelton, Bethlehem completed a RCRA Facility Investigation ("RFI"), a Corrective Measures Study ("CMS") and a remediation program approved by the United States Environmental Protection Agency ("EPA"), and completed the remediation in l994.

         At Lackawanna, Bethlehem completed an RFI and will shortly submit it to the EPA for approval and comment. To date there has been no response from the EPA. However, during ongoing discussions about the site, Bethlehem was told that the New York State Department of Environmental Conservation ("NYDEC") will be assuming the role of lead agency for the conclusion of the corrective action process at Lackawanna. Bethlehem has had numerous technical and management discussions with the NYDEC during the past year to try to achieve agreement on the most relevant and appropriate remedial approaches to use at the site. Those discussions have been both fruitful and positive and are continuing. Based on communications with representatives from the NYDEC, Bethlehem anticipates receiving an Order from the Agency in the first quarter of 2003 to conduct a CMS and then to implement the corrective measures chosen to clean-up the site.

         At Burns Harbor, Bethlehem is conducting an RFI in accordance with an EPA approved work plan. The work is being done in a phased approach which screens out areas of the facility if it is determined that they do not warrant further investigation. Based on the results of the investigation to date, Bethlehem does not believe there will be any significant remediation required to complete the corrective action process at the facility.

         At Sparrows Point, Bethlehem, the EPA and the Maryland Department of the Environment have agreed to a phased RFI as part of a comprehensive multimedia pollution prevention agreement, which was entered by the U.S. District Court for Maryland on October 8, 1997. The potential costs, as well as the timeframe for the implementation of possible remediation activities, if any, at Sparrows Point cannot be reasonably estimated until more of the investigations required by the Agreement have been completed and the data analyzed, so a coordinated and appropriate remedial strategy can be developed.

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

         Although Bethlehem is potentially subject to RCRA corrective action at its property in Johnstown, Pennsylvania, to date there have been no comprehensive environmental investigations requested or conducted at the site.

         Under current federal and Pennsylvania state mining and clean streams statutes and regulations, Bethlehem is required to prevent acid mine drainage from discharging to surface waters. To comply with these regulations, Bethlehem pumps and treats acid mine drainage from five closed coal mines and one coal refuse disposal site in western Pennsylvania.

         Under CERCLA, the EPA can impose liability for site remediation on generators and transporters of waste, as well as past and present owners and operators of the sites where the waste was disposed of, regardless of fault or the legality of the disposal activities. Bethlehem is involved in sites where it has been advised that it may be considered a potentially responsible party under CERCLA or corresponding state statutes. Based on its experience regarding site remediation, as well as its knowledge of and extent of involvement in such sites, Bethlehem's share of costs for remediation of these sites is not expected to be material.

         Bethlehem has been required to pay various fines and penalties relating to violations or alleged violations of laws and regulations in the environmental control area. Bethlehem paid about $9,000 in 2002, $350,000 in 2001 and $134,000 in 2000 for such fines and penalties.

         For further information on Bethlehem's environmental matters, see "Environmental Matters" under "PART II, ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report.

Purchased Materials and Services
--------------------------------

         Bethlehem purchases over $2 billion per year of raw materials, energy, equipment, goods and services from commercial sources in about 40 countries. Bethlehem's profitability could be adversely affected by difficulties in obtaining these items, along with the terms and prices paid for them. These difficulties could include such things as labor strikes, political instability, credit availability and natural disasters. There has also been a significant consolidation among suppliers of raw materials to the steel industry, especially energy and iron ore, putting Bethlehem at an economic disadvantage in resisting upward cost pressures. Bethlehem purchases all of its coke requirements for its Sparrows Point plant from commercial sources. Bethlehem is therefore subject to changes in market prices for the cost of energy, particularly coke. See "PART I, ITEM 2. PROPERTIES -- Raw Material Properties and Interests" of this Report for a further description of the sources of raw materials essential to Bethlehem's steelmaking business.

Technology
----------

         Bethlehem performs research to improve existing products, develop new products and make operating processes more efficient. During 2002, 2001 and 2000, Bethlehem spent about $17 million, $20 million and $20 million, respectively, for research and development. Bethlehem owns a number of U.S. and foreign patents that relate to a wide variety of products and processes, has pending patent applications and is licensed under a number of patents. During 2002, ten U.S. patents covering a variety of new developments were awarded to Bethlehem. However, Bethlehem believes that no single patent or license or group of patents or licenses is of material importance to its overall business. Bethlehem also owns registered trademarks for certain of its products and service marks for certain of its services which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.

Employment
----------

         At the end of 2002, Bethlehem had about 11,500 employees, 80 percent of whom are covered by agreements with the USWA. A strike or work stoppage could impact Bethlehem's ability to operate if it is unable to negotiate new agreements with its represented employees. Also, Bethlehem's profitability could be adversely affected if increased costs associated with any future contract are not recoverable through productivity improvements, price increases or cost reductions.

         For further information on Bethlehem's employment matters, see "Employees and Employment Costs" under "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Report.

Employee Postretirement Obligations
-----------------------------------

         Bethlehem provides pension, health care and life insurance benefits to most retirees and their dependents. These future benefits have not been fully funded and, therefore, Bethlehem has substantial financial obligations on its balance sheet. At December 31, 2002, Bethlehem had recorded a liability of $2,849 million for pensions and $2,098 million for postretirement benefits other than pensions. As part of the chapter 11 process Bethlehem expects to seek a solution to these large unfunded obligations. To the extent Bethlehem cannot reduce or eliminate these obligations through chapter 11, Bethlehem has a competitive disadvantage to competitors that do not have similar obligations. Also, significant increases in health care costs would adversely affect Bethlehem's future profits and cash requirements.

         On December 18, 2002, the Pension Benefit Guaranty Corporation ("PBGC") filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging there was sufficient cause under applicable laws to terminate the Pension Plan of Bethlehem Steel Corporation and Subsidiary Companies ("Plan"). The complaint requests, among other things, that the PBGC be appointed as the Plan's trustee and December 18, 2002 be established as the Plan's termination date. Bethlehem is considering all legal options and has until February 21, 2003 to respond. As a result of the PBGC's actions, Bethlehem recognized a curtailment loss of $176 million in 2002 as required by generally accepted accounting principles and will not record future pension expense under the Plan. A termination would require Bethlehem to transfer administration responsibilities for the Plan and transfer ownership of the Plan's assets to the PBGC.

         Bethlehem has filed a motion with the Court to form a committee under
Section 1114 of the Code with the possible outcome being a reduction or elimination of Bethlehem's requirement to pay retiree medical and life insurance benefits.

Workforce Reductions
--------------------

         In the last three years, Bethlehem has recorded principally non-cash charges of $126 million of employee benefit expenses as required by generally accepted accounting principles to recognize actuarial amounts related to pension and other post employment benefits ("OPEB") in connection with actions to reduce its number of employees. The charges for employees terminated as a result of facility shutdowns or sales vary depending upon the demographics of the workforce, but have been in the past about $100,000 per employee. The PBGC's actions would affect these actuarial amounts, with substantially lower charges if Bethlehem no longer continues to have a defined benefit pension plan. However, the PBGC's actions could potentially increase the cash cost to restructure the workforce because increased pension benefits or an acceleration of eligibility for benefits would no longer be a vehicle to encourage USWA cooperation to reduce employment. The recording of these charges could have a material adverse impact on Bethlehem's financial condition because of the increase in recorded liabilities, increase in stockholders' deficit and possible increases in retiree health care payments.

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

    . intense competition due to excess global steel capacity, low-cost domestic steel producers, imports (especially unfairly-traded imports) and substitute materials;

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

ITEM 2. PROPERTIES.

Burns Harbor Division
---------------------

     Location:  In Indiana, on Lake Michigan, about 50 miles southeast of
     --------
Chicago, Illinois, in Lackawanna, New York, on Lake Erie, and Columbus,
Ohio.

     Principal products and markets:  Hot-rolled, cold-rolled,
     ------------------------------
electrogalvanized, hot-dip galvanized and galvannealed sheet, alloy and carbon plate and coke. Its principal markets include automotive, service centers, construction, machinery and appliance.

     Principal facilities:
     --------------------
.. Burns Harbor, Indiana:
     o  a sintering plant,
     o two coke oven batteries (one of which is operated by Burns Harbor for the battery's owner),
     o  two blast furnaces, including coal injection facilities,
     o three basic oxygen furnaces with a combined annual raw steel production capability of about 5 million tons,
     o  a vacuum degassing facility,
     o two continuous slab casters with a combined annual production capability of about 4.8 million tons,
     o  an 80-inch hot-strip mill,
     o  two continuous pickling lines,
     o  an 80-inch five-stand cold reducing mill,
     o  sheet finishing mills,
     o  a continuous heat treating line,
     o  batch annealing facilities,
     o  a 72-inch hot-dip galvanizing line,
     o a 110-inch sheared plate mill (which has been indefinitely idled) including two continuous reheat furnaces, a roughing mill, a finishing mill and a normalizing furnace, and
     o a 160-inch sheared plate mill including two continuous reheat furnaces, four batch reheat furnaces, a roughing mill, a finishing mill, an in-line accelerated cooling facility, a quench and temper line and a batch normalizing furnace.

..  Portage, Indiana:
     o Chicago Cold Rolling, L.L.C., which operates a 68-inch single-stand four-high reversing cold mill with an annual production capability of more than 300,000 tons, six hydrogen batch anneal furnaces and a 68-inch four-high temper mill.
..  Lackawanna, New York:
     o  a cold reducing mill,
     o  a continuous pickling line, and
     o  a galvanizing line.
..  Columbus, Ohio:
     o Columbus Coatings Company which operates a coating line that produces quality corrosion resistant steel sheets primarily for the automotive market, and
     o Columbus Processing Company LLC which operates a steel slitting and warehousing facility. During 2002, Bethlehem acquired 100% of the interest in these companies.

     Utilization of raw steel production capability during 2002:  89 percent
     ----------------------------------------------------------

Sparrows Point Division
-----------------------

     Location:  On the Chesapeake Bay, near Baltimore, Maryland.
     --------

     Principal products and markets:  Hot-rolled, cold-rolled, hot-dip
     ------------------------------
galvanized and Galvalume(R) sheet and tin mill products. Its principal markets for these products include construction, containers, service centers, transportation, infrastructure, machinery, equipment, environmental and engineering.

     Principal facilities:
     --------------------
     o  a sintering plant,
     o  a large blast furnace,
     o two basic oxygen furnaces with an annual raw steel production capability of about 4 million tons,
     o  a two-strand continuous slab caster,
     o  a 68-inch hot-strip mill,
     o  a continuous pickling and cold reducing mill,
     o  two galvanizing lines,
     o  a Galvalume(R) line,
     o  a 48-inch hot-dip galvanizing/Galvalume(R) line and
     o  mill facilities that include tin and chrome plating lines.

     Utilization of raw steel production capability during 2002:  89 percent
     ----------------------------------------------------------

Pennsylvania Division
---------------------

     Location:  In Steelton, Coatesville and Conshohocken, Pennsylvania.
     --------

    Principal products and markets:  Railroad rails, specialty blooms, flat
    ------------------------------
bars, carbon plate, high-strength, low alloy plate, commercial alloy plate, military alloy plate, coiled and cut plate and clad plate.

     Principal facilities:
     --------------------
..  Steelton, Pennsylvania:
     o a DC electric arc furnace with an annual raw steel production capability of about 1.1 million tons,
     o  a ladle furnace,
     o  a vacuum degassing facility,

     o  a continuous bloom caster,
     o  a 44-inch blooming mill,
     o  a 28-inch rail mill,
     o  in-line rail head-hardening facilities,
     o  finishing and shipping facilities for long-length (80-foot) rails, and
     o  a 20-inch bar mill.
..  Coatesville, Pennsylvania:
     o an electric arc furnace with an annual raw steel production capability of about 900,000 tons,
     o  two plate mills (140-inch and 206-inch), and
     o  heat-treating facilities.
..  Conshohocken, Pennsylvania:
     o a 110-inch Steckel mill, including two reheat furnaces, a roughing mill, an in-line cooling and cut-to-length line, a quench and temper line and a batch heat-treating system.

     Utilization of raw steel production capability during 2002:  49 percent
     ----------------------------------------------------------

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

Raw Material Properties and Interests
-------------------------------------

         Iron Ore.  Bethlehem owns about 62 percent of Hibbing Taconite Company
         --------
("Hibbing"), a company that owns and operates an iron ore mine located near Hibbing, Minnesota. During 2002 Bethlehem determined that its ownership percentage of Hibbing exceeded the future iron requirements of its Burns Harbor plant. As a result, Bethlehem sold an 8% interest in the venture. Hibbing (excluding tonnages applicable to interests owned by others) contains estimated recoverable reserves at December 31, 2002 sufficient to produce at least 127 million tons of iron ore pellets. In addition to the estimated reserves of Hibbing, Bethlehem also has an indirect equity interest in an undeveloped iron ore property located in Minnesota which (excluding tonnages applicable to interests owned by others) it estimates contains recoverable reserves at December 31, 2002 sufficient to produce at least 128 million tons of iron ore pellets.

         Hibbing can supply a majority of Bethlehem's current annual iron ore requirements for Burns Harbor. Bethlehem purchases iron ore for its Sparrows Point plant from various sources under a variety of arrangements.

         Bethlehem's share of the annual iron ore production by enterprises in which it has ownership interests, for Bethlehem's use or sale to trade customers, was 5.5 million tons in 2002 and 5.3 million tons in 2001. In addition to these sources, Bethlehem purchased 6.0 million tons of iron ore in 2002 and 4.9 million tons of iron ore in 2001 from sources in which it had no ownership interests. In 2002 and 2001, Bethlehem obtained about 48 percent and 51 percent, respectively, of its iron ore requirements from operations in which it had ownership interests.

         Coal and Coke.  Bethlehem purchases all of the coal it uses from
         -------------
commercial sources. As described above, Bethlehem operates a coke-making facility at Burns Harbor, Indiana.

         Other Raw Materials.  Bethlehem purchases its other raw material
         -------------------
requirements from commercial sources.

Transportation
--------------

         Bethlehem owns eight subsidiary shortline railroads that transport raw materials and semifinished steel products within various Bethlehem operations and serve other customers on their lines. Bethlehem manages an interstate trucking company serving Bethlehem's operations and other facilities and manages a rail/truck intermodal facility in Bethlehem, Pennsylvania.

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

ITEM 3. LEGAL PROCEEDINGS.

         On October 15, 2001, Bethlehem and 22 of its wholly owned subsidiaries filed voluntary petitions under chapter 11 of title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 01-15288 (BRL) through 01-15302 (BRL) and 01-15308 (BRL) through 01-15315 (BRL)). Bethlehem and its subsidiaries remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. As a result of the chapter 11 cases, all pending litigation against Bethlehem and its subsidiaries as of the chapter 11 filing date is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against Bethlehem and its subsidiaries.

         See "Competition" under "PART I, ITEM 1. BUSINESS" of this Report for a discussion of trade matters.

         During the second quarter of 2002, Bethlehem personnel attended a meeting requested by the New York Department of Environmental Conservation ("NYDEC") to discuss the contents and timing of a Consent Order to conduct a RCRA Corrective Measures Study and to begin to implement an agreed upon plan of remediation at our closed steel manufacturing facility in Lackawanna, New York. Based upon the information received and the conceptual agreements reached at that meeting, Bethlehem recorded a $20 million non-cash charge to reflect Bethlehem's most current estimate of the probable total remediation costs at Lackawanna. The cash requirements for remediation are expected to be expended ultimately over a protracted period of years according to a schedule to be agreed upon by Bethlehem and the NYDEC.

         On August 10, 2000, the NYDEC issued a notice alleging violations of a consent order and New York State Air Pollution Control Regulations by Bethlehem at the former Lackawanna Coke Division. The alleged violations involve emissions from Coke Oven Battery No. 7 exceeding opacity requirements and failing to install and continuously operate a certified emissions monitor on the waste heat stack for Coke Oven Battery No. 8. Settlement discussions intended to lead to an agreed order resolving the matter are being held between Bethlehem and the NYDEC. If settlement discussions are unsuccessful, Bethlehem believes it has meritorious defenses and will vigorously defend the action.

         On November 26, 2002, Bethlehem received an Administrative Order from the Pennsylvania Department of Environmental Protection ("PADEP") requiring Bethlehem to continue to treat the acid mine drainage coming from a number of its coal mining properties in Pennsylvania as required by existing permits and to address its alleged responsibility to provide financial assurance for the perpetual treatment of these discharges. This Order also required Bethlehem to perform reclamation activities at its closed mine in Washington County, Pa. within 90 days of receipt of the Order. Bethlehem has filed a protective Appeal from the Order and has begun a dialogue with representatives from PADEP to address the issues in the Order. As a result, Bethlehem increased its estimate of probable total future spending and recorded a $17 million non-cash charge.

         In the ordinary course of its business, Bethlehem are involved in various pending or threatened legal proceedings. Any payments related to litigation at the time of filing are automatically stayed during the chapter 11 proceedings. These proceedings include a large number of cases in which plaintiffs allege injury due to exposure to asbestos, allegedly resulting from past operations of Bethlehem and others. All of the asbestos cases resolved to date have either been dismissed as to Bethlehem or settled for immaterial amounts.

         Bethlehem cannot predict with certainty the outcome of any legal or environmental proceedings to which we are a party. In Bethlehem's opinion, however, adequate reserves have been recorded for losses that are probable to result from all legal proceedings and the environmental reclamation requirements. If such reserves prove to be inadequate, however, it is reasonably possible that Bethlehem could be required to record a charge to earnings that could be material to the results of operations in a particular future quarterly or annual period. Bethelhem believes that any ultimate liability arising from these actions, that is reasonably possible over what has been recorded, is not material to Bethlehem's consolidated financial condition or short-term cash flow requirements.

         See "PART I, ITEM 1. BUSINESS -- Environment" of this Report for a discussion of Bethlehem's potential responsibilities for environmental cleanup at certain sites under RCRA and CERCLA.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Registrant.

         The executive officers of Bethlehem as of February 1, 2003, are as follows:

        Name               Age                  Position
        ----               ---                  --------

Robert S. Miller, Jr.       61      Chairman and Chief Executive Officer

William H. Graham           57      Senior Vice President (Law), General
                                    Counsel and Secretary

Leonard M. Anthony          48      Senior Vice President and Chief
                                    Financial Officer

Lonnie A. Arnett            56      Vice President (Accounting), Controller
                                    and Chief Accounting Officer

Ronald F. Chango            55      Vice President and General Manager, and
                                    President, Burns Harbor Division

Blaise E. Derrico           48      Treasurer

Robert J. Jones             58      Vice President (Manufacturing) and Chief
                                    Manufacturing Officer

John L. Kluttz              60      Vice President (Union Relations)

Dr. Carl F. Meitzner        63      Vice President (Strategic Planning
                                    and Business Development)

Daniel J. Mull              51      Vice President (Commercial) and Chief
                                    Commercial Officer


                                      15










Van R. Reiner               54      Vice President and General Manager, and
                                    President, Sparrows Point Division

Dorothy L. Stephenson       53      Vice President (Human Resources)

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

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS.

         As of January 30, 2003, about 30,000 stockholders of record held 136,173,200 shares of Bethlehem Common Stock. On June 12, 2002, Bethlehem's Common Stock was delisted from the New York Stock Exchange and the Chicago Stock Exchange. Bethlehem's Common Stock and Preferred Stock are currently being quoted on the OTC ("over-the-counter") Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in OTC equity securities. Such over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. Although Bethlehem previously indicated that it expected its debentures to be quoted on the National Quotation Service's "Yellow Sheets", to date, no market makers have filed applications to quote such debt.

         Dividends on Bethlehem Common Stock are paid quarterly when declared by Bethlehem's Board of Directors. Bethlehem has not paid a dividend on its Common Stock since the fourth quarter of 1991. During 2001, Bethlehem declared and paid only the first and second quarter dividends on its Preferred Stock. Under Delaware law, beginning with the second quarter of 2001, Bethlehem had insufficient "surplus" to pay dividends on its Preferred and Common Stock. Therefore, the remaining 2001 and 2002 quarterly dividends are in arrears. Bethlehem's failure to pay dividends on its Preferred Stock for six consecutive quarters triggers the right of the holders of a majority of the Preferred Stock to demand that two directors nominated by them be appointed to the Board. To date, the holders of a majority of the Preferred Stock have not made any demand to have any new directors appointed to the Board. Dividend payments are also restricted by Bethlehem's debtor-in-possession financing with General Electric
Capital Corporation.   Bethlehem believes that any recovery by its stockholders
under any chapter 11 plan appears unlikely.

         The following table shows the high and low sales prices of Bethlehem Common Stock (during the time it has been quoted on the OTCBB) or the bid price (during the period that it was listed on the NYSE). The closing sale price of Bethlehem Common Stock on January 30, 2003, was $.052.


                                      2002                  2001
                                  Sales Prices          Sales Prices
                                  ------------          ------------
        Period                    High     Low          High     Low
        ------                    ----     ---          ----     ---

     First Quarter.............   $.67    $.37         $3.09   $1.69
     Second Quarter............    .48     .21          4.30    1.66
     Third Quarter.............    .21     .09          2.46    1.01
     Fourth Quarter............    .35     .10          1.46     .15

ITEM 6.   SELECTED FINANCIAL DATA.

Five-Year Financial and Operating Summaries
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

(Dollars in millions, except per share data)                   2002          2001         2000         1999          1998
------------------------------------------------------      ----------  ------------  -----------   ----------    ----------

Earnings Statistics
Net sales                                                   $ 3,572.4    $  3,334.3   $  4,094.4    $ 4,023.2     $ 4,583.5
                                                            ----------   -----------  -----------   ----------    ----------
Costs and Expenses:
  Employment costs                                            1,273.0       1,265.0      1,331.0      1,291.0       1,367.0
  Materials and services                                      2,286.0       2,273.8      2,557.5      2,607.4       2,698.9
  Depreciation and amortization                                 246.3         253.1        260.3        257.5         246.5
  Taxes (other than employment and income taxes)                 29.6          36.2         41.1         45.9          46.6
  Special charges (gains)                                       380.5         372.3        (20.9)          -           35.0
                                                            ----------   -----------  -----------   ----------    ----------
Total Costs and Expenses                                      4,215.4       4,200.4      4,169.0      4,201.8       4,394.0
                                                            ----------   -----------  -----------   ----------    ----------

Income (loss) from operations before reorganization items      (643.0)       (866.1)       (74.6)      (178.6)        189.5
Reorganization items                                            (14.5)         (8.1)          -            -             -
Financing income (expense):
  Interest and other financing costs                            (52.4)        (93.3)       (75.4)       (51.9)        (55.4)
  Interest income                                                  -            1.9          6.6          8.3          10.0
Benefit (provision) for income taxes                             10.3        (984.0)        25.0         39.0         (24.0)
                                                            ----------   -----------  -----------   ----------    ----------
Net income (loss)                                              (699.6)     (1,949.6)      (118.4)      (183.2)        120.1
Dividend requirements on Preferred and Preference Stock          39.4          40.5         40.7         41.2          41.7
                                                            ----------   -----------  -----------   ----------    ----------
Net income (loss) applicable to Common Stock                $  (739.0)   $ (1,990.1)  $   (159.1)   $  (224.4)    $    78.4
                                                            ==========   ===========  ===========   ==========    ==========


Net income (loss) per Common share - basic & diluted        $   (5.64)   $   (15.30)  $    (1.21)   $   (1.72)    $    0.64
----------------------------------------------------------------------------------------------------------------------------
Balance Sheet Statistics
Cash and cash equivalents                                  $     67.6    $    104.0   $    109.7    $    99.4     $   137.8
Receivables, inventories and other current assets             1,118.7       1,098.5      1,036.7      1,110.0       1,357.0
Current liabilities                                          (1,047.3)       (271.6)      (927.2)    (1,033.4)       (985.2)
                                                            ----------   -----------  -----------   ----------    ----------
Working capital                                            $    139.0    $    930.9   $    219.2    $   176.0     $   509.6

Property, plant and equipment - net                        $  2,615.5    $  2,686.9   $  2,870.5    $ 2,899.7     $ 2,655.7
Total assets                                                  3,878.7       4,244.0      5,467.0      5,536.2       5,621.5
Total debt and capital lease obligations                      1,307.3       1,174.2        853.4        864.1         672.1
Total liabilities (including liabilities
  subject to compromise)                                      7,328.9       5,924.5      4,347.0      4,259.1       4,132.0
Stockholders' equity (deficit)                               (3,450.2)     (1,680.5)     1,120.0      1,277.1       1,489.5
----------------------------------------------------------------------------------------------------------------------------
Other Statistics
Capital expenditures                                       $    124.3    $     89.2   $    224.3    $   557.0     $   328.0
Raw steel production capability
  at year end (net tons in thousands)                          11,000        11,000       11,300       11,300        11,300
Raw steel production (net tons in thousands)                    8,956         8,790       10,020        9,406        10,191
Steel products shipped (net tons in thousands)                  7,585         7,782        8,546        8,416         8,683
Pensioners receiving benefits at year end                      69,800        74,300       73,700       74,600        74,300
Average number of employees receiving pay                      11,500        13,100       14,700       15,500        15,900
Common Stock outstanding at
  year end (shares in thousands)                              131,140       130,882      129,647      131,027       129,490
Common stockholders at year end                                30,000        31,000       31,000       33,000        35,000
----------------------------------------------------------------------------------------------------------------------------

                                                                18

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         On October 15, 2001, Bethlehem Steel Corporation and 22 of its wholly owned subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the Southern District of New York (the "Court"). The wholly owned subsidiaries that did not file for chapter 11 reorganization are not material in relation to Bethlehem's consolidated financial position and results of operations. Bethlehem continues to manage its properties and operate its businesses under Sections 1107 and 1108 of the Code as a debtor-in-possession. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under chapter 11 protection, the outcome of the reorganization in general, the effect of the reorganization on the Debtors' businesses or the recovery by creditors of the Debtors. Any recovery by Bethlehem's equity holders appears unlikely.

         Bethlehem continues to pursue various strategic alternatives including, among other things, possible consolidation opportunities, joint ventures with other steel operations, a stand-alone plan of reorganization and liquidation of part or all of Bethlehem's assets. There can be no assurance that any such alternatives will be implemented. Bethlehem has an exclusive right to file a chapter 11 plan through July 31, 2003. After further consideration of such alternatives and negotiations with various parties in interest, Bethlehem expects to present a chapter 11 plan. That plan will likely cause a material change to the carrying amount of assets and liabilities in the financial statements.

         We have excellent steel facilities capable of producing high-quality, low-cost products to serve the requirements of our most demanding customers. Our goal is to ensure that our competitive facilities remain a key part of the North American steel industry. In order to accomplish that, however, we need a modern, flexible labor agreement with the United Steel Workers of America ("USWA") and a solution to our $6 billion retiree pension and healthcare and life insurance obligations. Chapter 11 provides us with a structured process to achieve those required changes.

         On December 18, 2002, the Pension Benefit Guaranty Corporation ("PBGC") filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging there was sufficient cause under applicable laws to terminate the Pension Plan of Bethlehem Steel Corporation and Subsidiary Companies (the "Plan"). The complaint requests, among other things, that the PBGC be appointed as the Plan's trustee and that December 18, 2002 be established as the Plan's termination date. Bethlehem is considering all legal options and has until February 21, 2003 to respond. As a result of the PBGC's actions, we recognized a loss of $176 million in 2002 as required by generally accepted accounting principles and will not record future pension expense under the Plan. A plan termination would require Bethlehem to transfer administration responsibilities for the plan and transfer ownership of the plan's assets to the PBGC.

         The notice of termination by the PBGC is an event of default under our credit facility with General Electric Credit Corporation ("GECC"). On December 27, 2002, however, GECC waived such default and amended the credit facility's pension plan related provisions. The Court approved this amendment on January 30, 2003.

         On January 6, 2003, International Steel Group ("ISG") provided a proposal to purchase substantially all of our assets under section 363 of the Code. Management and the Board of Directors are currently in discussions with ISG regarding the proposal to determine whether it believes such a transaction can be developed that is in the best interest of Bethlehem's creditors and other constituents. Any sale of assets under the proposal will require the approval of the Court and, if approved, an open auction for the assets.


         We prepared the consolidated financial statements in accordance with the AICPA's Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 provides generally that financial statements continue to be prepared on a going-concern basis. It also provides for segregating pre-petition liabilities that are subject to compromise, identifying all transactions and events that are directly associated with the reorganization of the Debtors and discontinuing interest accrual on unsecured or undersecured debt. In addition, liabilities are to be stated at the probable amount of allowed claims. The bar date for the creditors, other than employees and former employees, to file proofs of claim with the Court was September 30, 2002. Differences between the amounts reflected on Bethlehem's records and claims by creditors will be investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of creditors, will take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not known. It is reasonably possible that the amount of claims ultimately allowed by the Court will differ materially from amounts presently recorded by Bethlehem. These amounts are not currently capable of being reasonably estimated.

Operating Results
-----------------

         For the year 2002, we have significantly improved our financial performance, mainly from improvements in prices and product mix. However, we continue to report significant accounting losses before unusual items primarily because of the $427 million in "legacy" expenses for pension and retiree healthcare and life insurance ("OPEB").

         Our net loss for 2002 was $700 million compared to $1.9 billion for 2001 and $118 million in 2000. These losses include several unusual, principally non-cash items as follows:


                                           2002         2001        2000
                                           ----         ----        ----

Net loss                                 $(699.6)   $(1,949.6)    $(118.4)

Pension plan curtailment                   176.0           -           -
Impairment of long-lived assets             89.0        347.0         1.5
Employee benefit costs                      78.5         42.5         4.5
Environmental accruals                      37.0          5.0          -
(Gain) loss on sales of iron ore, etc.       9.9        (22.2)       (9.0)
Gain on Metropolitan Life conversion          -            -        (17.9)
Income tax benefit                         (10.3)          -         25.0
Reserving deferred taxes                      -         984.0          -
Blast furnace outages                       23.5         25.7          -
                                        ---------    ---------    --------
Total                                   $ (296.0)    $ (567.6)    $(114.3)
                                        =========    =========    ========

         As a result of the PBGC's intent to terminate the Plan, we recorded a $176 million non-cash charge as required by generally accepted accounting principles. Going forward, we will not record any expense for that pension plan.

         We continually analyze our ability to recover the carrying value of our long-lived assets. In December of 2002, we determined that the carrying value of certain assets exceeded the related expected future cash flows. Therefore, we recorded non-cash impairment losses of $89 million, principally for Pennsylvania Steel Technologies in Steelton, Pennsylvania, as market conditions in the rail market remain depressed and a new competitor has entered the market. During 2001, we recorded non-cash impairment losses of (1) $317 million for goodwill acquired in the 1998 Lukens merger, (2) $11 million for the 110-inch plate mill at Burns Harbor which is expected to remain idle indefinitely, (3) $15 million for our Chicago Cold Rolling facility and (4) $3 million for writing-off our investment in a joint venture that ceased operations. During 2000, we recognized an impairment loss of $1.5 million for certain property when we closed Burns Harbor's ingot teeming and slab mill operations.

         We have taken several actions to reduce employment costs. As a result of these actions, we recognized charges, principally non-cash, as required by generally accepted accounting principles. During 2002, we (1) reduced about 245 USWA represented positions at Pennsylvania Steel Technologies and about 290 non-represented salaried positions and recognized a $76 million charge and (2) recorded a $2.5 million charge related to our permanently idled pipe mill in Steelton, Pennsylvania. During 2001, we (1) recognized a $7.5 million charge when we eliminated about 300 salaried positions and (2) recorded a $35 million charge when we closed our Lackawanna Coke operations. During 2000, we recorded a $4.5 million charge in connection with the closing of our Burns Harbor ingot teeming and slab mill facility.

         In December 2002, we received an administrative order from the Pennsylvania Department of Environmental Protection regarding future requirements related to managing the acid mine drainage at our closed coal mine facilities. As a result, we increased our estimate of probable total future spending and recorded a $17 million non-cash charge. Earlier in 2002, we recorded a $20 million non-cash charge to reflect our most current estimate of the probable total remediation costs at Lackawanna, New York, based on discussions with the New York Department of Environmental Conservation. These cash requirements for remediation are expected to be expended ultimately over a protracted period of years according to a schedule to be agreed upon by Bethlehem and the regulatory agencies. During 2001, in connection with our closing of the Lackawanna coke ovens, we recognized a $5 million charge to clean out certain pipes and tanks that previously were operating.

         During 2002, we determined that our ownership percentage of Hibbing Taconite, our iron ore joint venture in Minnesota, exceeded the future iron ore requirements at our Burns Harbor plant. As a result, we sold an 8% interest in the venture and excess ore inventory, resulting in a total loss of $10 million from these transactions. These actions avoided temporary production shutdowns at Hibbing that would have increased our costs and consumed cash in excess of the loss recognized.

         In 2001, we sold our interest in MBR, a Brazilian iron ore property, for $4 million in cash and $19 million in credits against future iron ore purchases (all of which have been used) resulting in a $22 million gain. During 2000 we sold our equity interest in a limestone operation for $10 million resulting in a $9 million gain.

         In 2000, we received $18 million from the conversion of Metropolitan Life Insurance Company from a mutual company owned by its policyholders to a publicly held company, all of which was recognized as a gain.

         In 2002, the large bell on our D blast furnace at Burns Harbor experienced a mechanical failure which resulted in an extended repair outage and lost production. The combination of the repair costs, unabsorbed costs from lost production and other related costs increased our net loss for 2002 by about $17 million. We also incurred carryover costs in 2002 of $7 million from a separate blast furnace outage that occurred in the fourth quarter of 2001. Approximately $26 million of costs were incurred during 2001 for that outage.

         The $10 million income tax benefit recorded in 2002 represents a tax refund as a result of the "Job Creation and Workers Assistance Act of 2002" that was enacted March 8, 2002. The Act provides a refund of taxes paid in prior years for carrying back a portion of our 2001 Alternative Minimum Tax loss that was not previously available.

         During the second quarter of 2001, it was determined that the cumulative financial accounting losses had reached the point that fully reserving the deferred tax asset was required. See Note E, Taxes to the Consolidated Financial Statements for further discussion of this item.

         Sales in 2002 were $3.6 billion on steel shipments of 7.6 million tons compared to $3.3 billion and 7.8 million tons shipped in 2001 and $4.1 billion and 8.5 million tons shipped in 2000. The effects on sales of changes in average realized steel prices, shipments and product mix during the last two years were as follows:

Increase (decrease) from prior year:

                       2002    2001
                       ----    ----
Realized Prices          6%    (8)%
Shipments               (1)    (9)
Product Mix              2     (2)
                       ----   -----
                         7%   (19)%
                       ====   =====
         Lower shipments of steel products were partially offset by higher shipments of coke and iron ore. Conversion business also increased from the prior year as a result of our acquisition of Columbus Coatings Company in June 2002 and having Chicago Cold Rolling, which was acquired during 2001, consolidated for the entire year.

         Raw steel production was 9.0 million tons in 2002, 8.8 million tons in 2001 and 10.0 million tons in 2000. Production in 2002 was hampered by several unscheduled outages at both blast furnaces at Burns Harbor. Production was lower during 2001 due to operational cutbacks based on a weak steel market and from the unscheduled two-month outage of D blast furnace at Burns Harbor.

         Our net loss before unusual items for the year ended December 31, 2002 was $296 million compared to a net loss of $568 million for the same period in 2001. The improvement is mainly attributable to increased prices and a better product mix. Average realized prices, on a constant mix basis, increased by about 6% from the prior year. Our mix of products shipped improved, as the percentage of higher valued cold-rolled, coated and tin products increased and the percentage of lower valued hot-rolled and secondary products was reduced. We were able to offset our higher pension and OPEB expense principally through reducing the workforce and improving the performance of our new cold mill at Sparrows Point.

         Interest and other financing costs during 2002 declined about $39 million because contractual interest on unsecured debt was not recorded, in accordance with SOP 90-7.

         Our net loss before unusual items for the year ended December 31, 2001 was $568 million compared to a net loss of $114 million for the same period in 2000. The decline was mainly the result of excess world steel capacity combined with a depressed domestic steel marketplace. The factors resulted in depressed prices, reduced volume and worsened our product mix. Average realized prices, on a constant mix basis, declined by about 8% from 2000. Shipments were lower by almost 800,000 tons.

         Interest expense increased during 2001 due to increased average borrowings during the year and the absence of capitalized interest on construction projects. This was partially offset by about $9 million of contractual interest on unsecured debt not recorded, in accordance with SOP 90-7.

         The Burns Harbor Division shipped about 4.1 million tons in 2002 and in 2001 and 4.6 million tons in 2000. Burns Harbor's 2002 operating results improved significantly from 2001 principally due to higher prices and, to a lesser extent, a better product mix and lower costs.

         The Sparrows Point Division shipped about 2.5 million tons in 2002 and 2001 and 2.6 million tons in 2000. Sparrows Point's 2002 operating results improved, principally from higher prices and an improved product mix.

         The Pennsylvania Division which includes our Coatesville and Conshohocken plate operations and our Steelton rail operations shipped about .9 million tons in 2002 compared with 1.1 million tons in 2001 and 1.3 million tons in 2000. Results for the Pennsylvania Division in 2002 declined due to lower shipments and an increase in costs per ton resulting from lower shipment and production volumes.

Percentage of Bethlehem's Net Sales
By Major Product


                                             2002      2001     2000
                                             ----      ----     ----

Steel mill products:
   Hot-rolled sheets                          16.1%    15.3%    14.9%
   Cold-rolled sheets                         16.1     15.2     18.9
   Coated sheets                              31.2     29.0     27.9
   Tin mill products                           8.2      7.9      6.3
   Plates                                     17.4     21.6     20.5
   Rail products                               2.8      3.5      3.9
   Other steel mill products                   1.6      1.5      2.0

Other products and services
   (including raw materials and freight)       6.6      6.0      5.6
                                             ------   ------   ------
                                             100.0%   100.0%   100.0%
                                             ======   ======   ======

         Our largest customer, General Motors Corporation, accounts for about 10 percent of our consolidated sales in 2002, 2001 and 2000.


Percentage of Steel Mill Product Shipments
By Principal Market
(Based on tons shipped)


                                             2002      2001     2000
                                             ----      ----     ----

Service Centers, Processors and Converters
  (including semifinished)                    49.8%    52.9%    51.0%
Transportation
  (including automotive)                      22.7     19.0     20.3
Construction                                  13.1     13.4     13.5
Containers                                     6.7      5.9      5.5
Machinery                                      2.2      2.9      4.1
Other                                          5.5      5.9      5.6
                                             ------   ------   ------
                                             100.0%   100.0%   100.0%
                                             ======   ======   ======

Liquidity and Cash Flow
-----------------------

         Total liquidity (cash, cash equivalents and funds available under our bank credit arrangements) was $200 million at December 31, 2002 and $276 million at December 31, 2001. Our financing with GECC, inventory credit facility, and CCC financing all mature on October 15, 2003, and there is no assurance that we will be able to extend maturities or refinance the amounts. We currently expect to have sufficient liquidity to pursue various strategic alternatives toward a chapter 11 plan.

         In 2002, we generated $63 million cash from operating activities compared to $5 million in 2001 (before using $212 million to re-purchase receivables under our credit facilities) and $288 million in 2000. Major components of the cash provided from (used by) operating activities are shown in the following table:


                                                2002        2001       2000
                                                ----        ----       ----

Net loss after adjusting for non-cash items   $ (80.9)   $ (348.3)   $  97.0
Changes in working capital
  (excluding receivables financing)             (31.6)      175.3       27.6
Postretirement benefit expense
  in excess of funding                          175.5       177.5      163.0
                                              --------   ---------   --------
Total before repurchase of receivables           63.0         4.5      287.6
Repurchase of receivables                          -       (212.0)        -
                                              --------   ---------   --------
Total                                         $  63.0    $ (207.5)   $ 287.6
                                              ========   =========   ========

         Cash from operations in 2002, after adjusting for non-cash items, increased because our net loss improved significantly from 2001. Cash from working capital was negative as our improved mix of automotive business is requiring higher inventories and higher prices have resulted in higher accounts receivable. Total accounts payable was lower as we entered into certain agreements with customers to offset pre-petition payables with pre-petition receivable. Also, certain payables that were initially considered pre-petition were subsequently determined to be post-petition and were paid during the year. In 2002, all OPEB benefits were paid directly by Bethlehem. In 2001 and 2000, we paid about $29 million and $63 million of retiree health and life insurance benefits from existing trust fund assets. Bethlehem's total cash OPEB payments and pension contributions were $252 million, $197 million and $156 million in 2002, 2001 and 2000.

         In 2001, the decline in cash from operations resulted from our increased operating loss and a net reduction in working capital, principally inventory. Also, there was about $221 million in accounts payable subject to compromise at December 31, 2001 that was not paid as a result of our filing for bankruptcy. We were also required to repurchase receivables through our GECC financing after our chapter 11 filing. During 2000, our smaller losses compared with 2002 and 2001 generated more cash from operations. Our working capital decreased as lower sales in the last part of year resulted in lower accounts receivable, partially offset by lower payables as a result of tighter credit terms by our suppliers.

         Our capital expenditures were $124 million in 2002 compared to $89 million in 2001 and $224 million in 2000. In 2002, we invested more to maintain our operating facilities and in a required environmental project at Sparrows Point, after reducing spending in 2001 to preserve liquidity. In 2000, we completed two projects started in prior years at Sparrows Point, the cold mill complex and the conversion of one strand at the continuous slab caster to a wide-slab caster. In addition, we completed construction of our automotive quality coating line, Columbus Coatings Company, financed by a construction loan to the venture, and entered into an operating lease for pulverized coal injection for our L blast furnace at Sparrows Point. Our capital expenditures over the last three years are below historical levels which have averaged more than depreciation expense over the cycles. In prior years, we completed major projects at Sparrows

Point putting that plant in excellent condition, the life of the lining of our D blast furnace at Burns Harbor has continued to last longer than originally anticipated and business conditions dictated that we curtail discretionary spending. We do not believe the temporary deferrals in spending will have any long-term impact on the condition and competitiveness of our facilities. However, we will likely be facing significant capital spending requirements at Burns Harbor in 2004 and 2005 for the reline of D blast furnace and rebuild of the No. 1 caster.

         At December 31, 2002, the estimated cost of completing all authorized capital expenditures was about $140 million, compared to $210 million at December 31, 2001. We expect all authorized capital expenditures to be completed during the next three years.

         Asset sales in 2002 included sales of property and emission credits principally from our former operations in Bethlehem, Pennsylvania. Asset sales in 2001 included $33 million from the sale of the South Buffalo Railway Company, $3 million of which has been placed in escrow pending resolution of contingent claims. There was no gain or loss on the transaction because any amounts had been recognized in a previous charge. We received $4 million from the sale of MBR, a Brazilian iron ore company. The sale included $19 million in credits for future iron ore purchases (all of which have been used) resulting in a $22 million gain. We also received $8 million from the sale of environmental credits and allowances. Asset sales in 2000 included $78 million of proceeds from the sale and leaseback of our wide slab caster at Sparrows Point and one lake ore vessel. Proceeds in 2000 also included $18 million from the conversion of Metropolitan Life Insurance Company and $10 million from the sale of our ownership interest in Presque Isle Corporation, a limestone operation.

         All borrowings in 2002 were made under our DIP financing arrangement with GECC. Debt repayments were scheduled payments for other secured debt and capital lease payments. Borrowings in 2001 included $189 million under the inventory credit agreement, all of which occurred prior to our chapter 11 filing and $219 million under the GECC financing arrangement that was used to repurchase accounts receivable under the previous receivable financing facility. Debt repayments in 2001 included $14 million under our GECC financing. We also paid $39 million under our inventory credit agreement and $39 million for the outstanding balance of our 8 3/8% debentures prior to our chapter 11 filing.

         Under the Code, actions by creditors to collect indebtedness owed by the Debtors prior to October 15, 2001 (pre-petition) are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. Except for secured debt and capital lease obligations, all recorded liabilities of the Debtors that arose pre-petition have been classified as liabilities subject to compromise in the chapter 11 process. The Court authorized, but did not require, payments of certain pre-petition wages, employee benefits and other obligations. Net changes in pension, other postemployment benefits and certain other accrued liabilities since October 15, 2001, are included in liabilities subject to compromise. Liabilities subject to compromise (in millions) at December 31, 2002 and 2001 follows:

                                        2002              2001
                                        ----              ----

     Pension liability                $2,849.0          $1,624.0
     Other postemployment benefits     2,059.0           2,005.7
     Unsecured debt                      526.7             526.7
     Accounts payable                    190.7             220.8
     Accrued employment costs            186.7             270.6
     Other accrued liabilities           194.6             152.8
     Accrued taxes and interest           66.7              77.5
                                     ---------         ---------
     Total                            $6,073.4          $4,878.1
                                     =========         =========

         Aggregated information on future cash obligations based on contractual maturities (excluding liabilities subject to compromise) (in millions) at December 31, 2002 follows:

                                          Less than   1 to 3 Years   4 to 5     After 5
Obligation                       Total     1 Year                     Years      Years
                                 ------   ---------   ------------   ------     -------

Secured debt                     $  781    $ 696          $  57        $ 19       $  9
Operating leases                    180       30             52          36         62
Guarantee of joint venture debt       7        5              2           -          -
Standby letters of credit            16       16              -           -          -
                                 ------    -----          -----        ----       ----
Total                            $  984    $ 747          $ 111        $ 55       $ 71
                                 ======    =====          =====        ====       ====

Outlook
-------

         We believe the U.S. economy will grow in 2003 at a 2% to 3% rate. We expect steel consumption in 2003 to increase about 2% to about 116 million tons compared with 114 million tons last year. Steel industry shipments are expected to increase by about 4% during 2003. We expect automotive sales will continue to be strong in 2003. However, the machinery and construction market are expected to remain depressed, with only a slight improvement in the latter half of 2003. Prices, which increased throughout most of 2002, are beginning to moderate but we expect average realized prices for 2003 will be above last year's. Imports are expected to increase slightly during 2003 as section 201 tariffs are scheduled to decline in March.

Critical Accounting Policies
----------------------------

         In preparing our financial statements, we make estimates and use assumptions that affect certain reported amounts and disclosures. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the financial statements.

         Bethlehem's recent history, like much of the domestic integrated steel industry, includes years with unprofitable results and negative cash flows, ultimately resulting in our and others in the industry filing for chapter 11 protection under the Code. This history of losses is an indication that the carrying amounts of our long-lived assets might not be recoverable from future cash flows. In most years, however, our operating losses and negative cash flows were attributable to our legacy liabilities for pension and OPEB that is unrelated to specific assets. Nevertheless, we continually evaluate our long-lived assets by comparing estimated future undiscounted cash flows from a logical grouping of assets to their carrying value. These evaluations require making material assumptions about future operating cash flows. Our operating results are significantly affected by relatively small (on a percentage basis) variations in realized prices for our products. A high portion of our costs is relatively fixed with changes in volume produced and shipped. Further, our main contract with the USWA limits our ability to reduce hours worked and reorganize work without their cooperation. Significant judgment is required to estimate future cash flows, including the impact of future prices, production and shipment levels, cost reduction initiatives, prices of inputs like raw materials and energy and future capital requirements. Management uses its best judgment to assess these factors and performs sensitivity analyses to these estimates. We use a probability weighted approach to determine future cash flows, unless a particular set of cash flow assumptions is considered more likely to occur. In that instance we use the most likely future cash flows for determining asset impairment. Recently, as a result of these analyses, we have recognized several impairment losses. It is reasonably possible that others could reach different conclusions that could impact the amount and timing of recognized impairment losses.

         As discussed in Note E, Taxes to the Consolidated Financial Statements, in the absence of specific favorable factors our history of cumulative financial accounting losses requires us to provide a 100% valuation allowance for our deferred tax asset. Before we will assess whether we should use a valuation allowance of less than 100%, we will need to report significant financial accounting pre-tax income and establish that it is more likely than not that a significant portion of our net operating losses ("NOL") will be realizable. We do not expect this until, at a minimum, a chapter 11 plan is confirmed. Our ability to reduce future income tax payments through the use of NOL could be limited if Bethlehem were to undergo an ownership change as defined by the Internal Revenue Code. A chapter 11 plan may cause such an ownership change, may reduce the amount of NOL available and may limit NOL usage. Any liabilities cancelled under a chapter 11 plan will reduce our NOL by the amount cancelled and, therefore, in substance will be taxable income.

         The unfunded pension and OPEB and related expense under generally accepted accounting principles are based on, among other things, actuarial techniques and assumptions about the discount rate, estimated rates of return on plan assets, future salary and wage increases, the mortality of participants and the future trend of health care costs. One example is that we are required to discount the cost of expected future benefits based on the interest rates at which benefits could be effectively settled. Our policy has been to select the discount rate based on the higher of AA Corporate rates or the historical average spread of 100 to 125 basis points of AA Corporate rates over the appropriate 30 year Treasury Bond rate. At November 30, 2002, our measurement date, we selected a rate of 6-3/4% based on the Corporate AA rates. Using a higher or lower rate of a 1/4% would result in decreasing or increasing the recorded liability for pensions on our balance sheet by approximately $140 million. A similar change in the discount rate for OPEB would change our calculated accumulated post retirement benefit obligation by about $70 million. Because there is no minimum liability requirement for OPEB as there is for pensions, it would not affect the amount recorded on our balance sheet but would change the amount of unrecognized loss. Any discount rate change would also affect our related net "interest" expense for the unfunded amounts and the amount of amortization of gains and losses that might be required for both pension and OPEB.

         SOP 90-7 requires that prepetition liabilities, including claims that become known after a petition is filed, be reported on the basis of the expected amount of the claim allowed rather than the amounts for which those claims might be settled. We have continued to prepare our financial statements as a going concern in accordance with generally accepted accounting principles on the basis that, until other information is available, recorded liability amounts represent our best estimate for potential allowed claims. It is reasonably possible that the amount of claims ultimately allowed by the Court could exceed the amounts presently recorded by Bethlehem by amounts that are material to Bethlehem's financial position and results of operations. Also, the PBGC has filed a preliminary proof of claim with the court that is substantially larger than the pension liability recorded on our balance sheet. The PBGC uses different discount rates and mortality assumptions to determine the actuarial liability and, therefore, the funded status of our plan. These assumptions result in the PBGC's larger claim. The amount of the claim that the Court could allow could be materially in excess of those actuarially determined amounts disclosed in Note H, Postretirement Benefits, to the Consolidated Financial Statements. Also a transaction involving the sale of a material amount of Bethlehem's operating facilities or a Court confirmed chapter 11 plan will likely result in a material reduction in the carrying value of our long-lived assets.

Employees and Employment Costs
------------------------------

         At the end of 2002, we had about 11,500 employees either at work or on lay-off compared to about 13,100 and 14,700 at the end of 2001 and 2000. About 80 percent of our employees are covered by our labor agreements with the USWA.

         On August 1, 1999, Bethlehem and the USWA entered into a five-year labor agreement covering USWA represented employees at Bethlehem's facilities in Burns Harbor, Lackawanna, Sparrows Point, Coatesville and Steelton. The Burns Harbor and Sparrows Point Divisions continue to be covered by one agreement, while separate agreements were continued for Pennsylvania Steel Technologies and the Coatesville facility. During 2000, an agreement was reached with the USWA for our Conshohocken facility. The labor agreement, which expires August 1, 2004, provides for wage increases of $2 per hour over the life of the contract including $1 per hour on February 1, 2003.

         ESOP Preference Stock is held in trust for certain employees for reimbursement of wage and benefit reductions in prior years. We issued about 19,000 shares of Series B Preference Stock in 2001 and about 80,000 shares in 2000 to a trustee for the benefit of employees. We did not issue any shares in 2002. In total we have about 1,966,000 shares of Preference Stock outstanding. (See Note K, Stockholders' Deficit to the Consolidated Financial Statements for details.) Under provisions of the labor agreements, we are required to pay "shortfall amounts" each year up to 10 percent of the first $100 million and 20 percent in excess of $100 million of consolidated income before taxes, unusual items and expenses applicable to the shortfall plan. Shortfall amounts arise when these employees terminate employment and this Preference Stock is converted into Common Stock and sold for amounts less than the stated value of the Preference Stock ($32 for Series A and $40 for Series B). Bethlehem is required to make up the "shortfall" between what the employees realized on the sale of stock and the stated value. Because we have been unprofitable, we did not make any shortfall payments during the last three years. The amount of shortfall in arrears is about $16 million.

Employment Cost summary
(Dollars in millions)

                                     2002      2001      2000
                                     ----      ----      ----
Salaries and Wages                 $  666    $  708    $  818
                                   -------    ------    ------
Employee Benefits:
   Pension Plans:
      Current Service                  63        60        64
      Past Service                     87        35        (9)
   Medical and Insurance:
      Actives and Dependents           98       103        94
      OPEB
         Current Service               13        13        12
         Past Service                 263       255       252
   Payroll Taxes                       56        62        70
   Workers' Compensation               12        13        12
   Savings Plan and Other              15        16        18
                                   -------    ------    ------
Total Benefit Costs                   607       557       513
                                   -------    ------    ------
Total Employment Costs             $1,273    $1,265    $1,331
                                   =======   =======   =======

Environmental and Legal Matters

         We are subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, wastewater discharges and solid and hazardous waste disposal. Expenditures for new environmental control equipment totaled approximately $14 million in 2002, $10 million in 2001 and $13 million in 2000. During the five years ended December 31, 2002, we spent about $60 million for such equipment. The costs incurred in 2002 to operate and maintain existing environmental control equipment were approximately $95 million (excluding interest costs but including depreciation charges of $12 million) compared with $94 million in 2001 and $104 million in 2000.

         Bethlehem and federal and state regulatory agencies conduct negotiations to resolve differences in interpretation of certain environmental control requirements. In some instances, those negotiations are held in connection with the resolution of pending environmental proceedings. We believe that there will not be any significant curtailment or interruptions of any of our important operations as a result of these proceedings and negotiations. We cannot predict the specific environmental control requirements that we will face in the future. Based on existing and anticipated regulations promulgated under presently enacted legislation, we have recorded liabilities for future remediation costs at December 31, 2002 and 2001 of about $116 million and $77 million. We also currently estimate that capital expenditures for environmental control in the near-term will average about $55 million per year. Estimates of future capital expenditures and operating costs required for environmental compliance and reclamation, however, are subject to numerous uncertainties, including the evolving nature of regulations, possible imposition of more stringent requirements, availability of new technologies and the timing of expenditures. Environmental claims under the Code for environmental remediation and other environmental matters are expected to be ultimately resolved along with all other unsecured claims as part of a chapter 11 plan. We believe that the future costs of environmental compliance will not have a material adverse effect on our competitive position with respect to other integrated domestic steelmakers that are subject to the same environmental requirements.

         As a result of an administrative order received from the Pennsylvania Department of Environmental Protection regarding future requirements related to managing acid mine drainage at our closed coal mining facilities, we increased our estimate of probable total future spending and recorded a $17 million non-cash charge during the fourth quarter of 2002. Earlier in 2002, we recorded a $20 million non-cash charge to reflect Bethlehem's most current estimate of the probable future total remediation costs at Lackawanna, New York based on discussions with the New York Department of Environmental Conservation. These cash requirements for remediation are expected to be expended ultimately over a protracted period of years, according to a schedule to be agreed upon by Bethlehem and the regulatory agencies. During 2001, in connection with our closing of the Lackawanna coke ovens, we recognized a $5 million environmental charge to clean out certain previously operating pipes and tanks.

         In the ordinary course of our business, we are involved in various pending or threatened legal proceedings. These proceedings include a large number of cases in which plaintiffs allege injury due to exposure to asbestos, allegedly resulting from past operations of Bethlehem and others. All of the asbestos cases resolved to date have either been dismissed as to Bethlehem or settled for immaterial amounts. The prosecution of any claims and any payments related to litigation existing on October 15, 2001, the date of our filing for protection under chapter 11 of the Code, are automatically stayed pending resolution of all unsecured claims as part of a chapter 11 plan.

         We cannot predict with certainty the outcome of any legal or environmental proceedings to which we are party. In our opinion, however, adequate reserves have been recorded for losses that are probable to result from all legal proceedings and environmental reclamation requirements relating to events occurring prior to December 31, 2002. If such reserves prove to be inadequate, however, it is reasonably possible that we could be required to record a charge to earnings that could be material to the results of operations in a particular future quarterly or annual period. We believe that any ultimate liability arising from these actions that is reasonably possible over what has been recorded is not material to Bethlehem's consolidated financial condition or immediate cash flow requirements.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.

         We are exposed to certain risks associated with the change in foreign currency rates, interest rates and commodity prices. We seek to minimize the potential adverse impact of those market risks through the use of appropriate management techniques that have included derivative financial instruments. Although Bethlehem occasionally purchases goods and services denominated in a foreign currency and has export sales, the amounts involved have not been material. Because of this minimal exposure, Bethlehem presently has no financial instruments in place for managing the exposure for foreign currency exchange rates. Therefore, a hypothetical change in the exchange rate of the U.S. dollar versus other major currencies would have little, if any, impact on Bethlehem's future earnings, fair values, or cash flows.

         We are exposed to interest rate risk arising from having certain variable rate financing arrangements. The interest on our GECC financing, our debt secured by inventory, and the majority of our current debt is all based on an indexed rate. We do not have any interest rate swaps or other financial instruments in place that would fix a portion of the interest rates on these financings. Therefore, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on the approximate $700 million of variable secured debt by $7 million per year, with a corresponding change in cash flows. The effect of changing interest rates on pension and OPEB obligations and expense is discussed in Critical Accounting Policies of "PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

         In the normal course of business we are exposed to market risk or price fluctuations of raw materials and energy used to manufacture our products. For example, we are exposed to changes in prices for coal, coke, natural gas, steel scrap, iron ore and pellets, zinc, tin and other metals. In the past, we have used derivative financial instruments (principally commodity future contracts) to manage the price risk for a portion of our annual requirements for natural gas, zinc and other metals. We did not use any derivative financial instruments during 2002 and currently do not have any such instruments. Therefore, the requirement to disclose the impact of a hypothetical change in prices or rates on financial instruments is not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Bethlehem's Financial Statements and the accompanying Notes that are filed as part of this Report are listed under "PART IV, ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" and are set forth on pages F-1 through F-7 immediately following the signature pages of this Report.

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

ITEM 14.    CONTROLS AND PROCEDURES.

         Within the 90-day period prior to the date of the report, Bethlehem carried out an evaluation, under the supervision and with the participation of the management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bethlehem's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Bethlehem's disclosure controls and procedures are effective to timely alert them to material information related to Bethlehem (including its consolidated subsidiaries) required to be included in Bethlehem's Exchange Act filings.

         There have been no significant changes in Bethlehem's internal controls or in other factors that could significantly affect internal controls subsequent to the date that Bethlehem carried out its evaluation.

                                    PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K.

(a)      Documents filed as part of this Report:

         The following is an index of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference.

         (1) Financial Statements.

           BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                                                 Page
                                                                 ----
Consolidated Statements of Operations
for years 2002, 2001 and 2000.................................    F-1

Consolidated Balance Sheets as of
December 31, 2002 and 2001....................................    F-2

Consolidated Statements of Cash Flows
for the years 2002, 2001 and 2000.............................    F-3

Notes to Consolidated Financial Statements
(Including Quarterly Financial Data)..........................    F-4

Report of Independent Auditors (covering the
Consolidated Financial Statements
and the Consolidated Financial Statement Schedule)............    F-5


        (2) Consolidated Financial Statement Schedules.

II -- Valuation and Qualifying Accounts and Reserves,
      years ended December 31, 2002, 2001 and 2000............    F-7

         Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.

         Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons accounted for by the equity method have been omitted because, considered in the aggregate as a single subsidiary, they do not constitute a significant subsidiary.

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

   (e) Revolving Credit and Guaranty Agreement, as amended by Amendment No. 1 dated as of April 23, 2002, among Bethlehem Steel Corporation and Certain of its Subsidiaries, the Lenders and General Electric Capital Corporation. (Incorporated by reference from Exhibit 4(b) to Bethlehem's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   (f) Amendment No. 2 to the Revolving Credit and Guaranty Agreement and Security Pledge Agreement. (Incorporated by reference from Exhibit 4(a) to Bethlehem's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   (g) Bethlehem is a party to certain long-term debt agreements where the amount involved does not exceed 10 percent of Bethlehem's total consolidated assets. Bethlehem agrees to furnish a copy of any such agreement to the Commission upon request.

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

    (j) Form of Indemnification Assurance Agreement between Bethlehem Steel Corporation and each of its directors and executive officers listed on Schedule A thereto. (Incorporated by reference from Exhibit 10(j) to Bethlehem's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

    (k) Form of Agreement between Bethlehem Steel Corporation and five executive officers. Additional agreements have been entered into between Bethlehem Steel Corporation and seven other executive officers and employees. These additional agreements are substantially in the form of said Agreement except: (i) the amount of compensation upon termination is one rather than two times annual salary and bonus, (ii) medical insurance continues for two years rather than three years, and (iii) the additional agreements do not permit the recipient to terminate for any reason during the 30-day period following the first anniversary of a change in control.

   (l) Bethlehem Steel Corporation Non-Employee Directors Deferred Compensation Plan (Incorporated by reference from Exhibit 10(1) to Bethlehem's Annual Report on Form 10-K for the year ended December 31, 2000).

(23)      Consent of Independent Auditors (included on page F-6 of this
          Report).

(24)      Power of Attorney.

(99.1) Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(99.2) Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
-----------

* Compensatory plans in which Bethlehem's directors and executive officers participate.

(b) Reports on Form 8-K.

         Bethlehem filed the following Current Reports on Form 8-K during and after the fourth quarter of 2002:

    . October 22, 2002: Bethlehem filed a copy of its Consolidated Monthly Operating Statement for the period from September 1 to September 30, 2002, as filed with the Bankruptcy Court.

    . November 20, 2002: Bethlehem filed a copy of its Consolidated Monthly Operating Statement for the period from October 1 to October 31, 2002, as filed with the Bankruptcy Court.

    . December 20, 2002: Bethlehem filed a copy of its Consolidated Monthly Operating Statement for the period from November 1 to November 30, 2002, as filed with the Bankruptcy Court.

    . January 21, 2003: Bethlehem filed a copy of its Consolidated Monthly Operating Statement for the period from December 1 to December 31, 2002, as filed with the Bankruptcy Court.

    . January 22, 2003: Bethlehem issued a press release announcing its Fourth Quarter and Year 2002 Results.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bethlehem Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the fourth day of February, 2003.


                               BETHLEHEM STEEL CORPORATION,



                               By:       /s/ Lonnie A. Arnett
                                   --------------------------------
                                   Lonnie A. Arnett
                                   Vice President and Controller
                                   (principal accounting officer)




         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Bethlehem Steel Corporation and in the capacities indicated on the fourth day of February, 2003.




     /s/ Robert S. Miller, Jr.             /s/ Leonard M. Anthony
------------------------------------    ----------------------------------
    Robert S. Miller, Jr.                   Leonard M. Anthony
    Chairman and Director                   Senior Vice President
    (principal executive officer)           (principal financial officer)


     /s/ Lonnie A. Arnett
------------------------------------
    Lonnie A. Arnett
    Vice President and Controller
    (principal accounting officer)

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
Lewis B. Kaden                         John F. Ruffle
Director                               Director

          CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
         FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING
                               TO ANNUAL REPORTS


I, R. S. Miller, Jr., certify that:

1.  I have reviewed this annual report on Form 10-K of Bethlehem Steel
    Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 31, 2003


                                                 /s/ R. S. Miller, Jr.
                                                 -----------------------
                                                 R. S. Miller, Jr.
                                                 Chief Executive Officer
                                          40

              CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
             FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING
                                   TO ANNUAL REPORTS


I, L. M. Anthony, certify that:

1.  I have reviewed this annual report on Form 10-K of Bethlehem Steel
    Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 31, 2003




                                                 /s/ L. M. Anthony
                                                 _______________________
                                                 L. M. Anthony
                                                 Chief Financial Officer

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Year Ended December 31
(Dollars in millions, except per share data)                2002             2001         2000
---------------------------------------------------------------------------------------------------

Net Sales                                                $ 3,572.4        $ 3,334.3     $ 4,094.4

Costs and Expenses:
  Cost of sales                                            3,499.8          3,468.6       3,816.6
  Depreciation and amortization (Note A)                     246.3            253.1         260.3
  Selling, administration and general expense                 88.8            106.4         113.0
  Special charges (gains) (Note C)                           380.5            372.3         (20.9)
---------------------------------------------------------------------------------------------------
Total Costs and Expenses                                   4,215.4          4,200.4       4,169.0
---------------------------------------------------------------------------------------------------
Loss from Operations before Reorganization Items            (643.0)          (866.1)        (74.6)

Reorganization Items (Note B)                                (14.5)            (8.1)           -

Financing Income (Expense):
  Interest and other financing costs (Notes A, B and F)      (52.4)           (93.3)        (75.4)
  Interest income                                               -               1.9           6.6
---------------------------------------------------------------------------------------------------
Loss Before Income Taxes                                    (709.9)          (965.6)       (143.4)

Benefit (Provision) for Income Taxes (Note E)                 10.3           (984.0)         25.0
---------------------------------------------------------------------------------------------------
Net Loss                                                    (699.6)        (1,949.6)       (118.4)

Dividend Requirements on Preferred and Preference Stock       39.4             40.5          40.7
---------------------------------------------------------------------------------------------------

Net Loss Applicable to Common Stock                      $  (739.0)       $(1,990.1)    $  (159.1)

---------------------------------------------------------------------------------------------------

Net Loss per Common Share (Note L):
  Basic and Diluted                                        $ (5.64)       $  (15.30)    $   (1.21)

---------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

                                                                                    December 31
(Dollars in millions, except per share data)                                     2002          2001
--------------------------------------------------------------------------------------------------------

Assets
Current Assets:
  Cash and cash equivalents (Note A)                                         $     67.6    $    104.0
  Receivables, less allowances of $17.1 and $22.6                                 350.2         350.4
  Inventories (Notes A and F)
    Raw materials and supplies                                                    224.6         259.5
    Finished and semifinished products                                            516.3         465.8
--------------------------------------------------------------------------------------------------------
    Total Inventories                                                             740.9         725.3
  Other current assets                                                             27.6          22.8
--------------------------------------------------------------------------------------------------------
Total Current Assets                                                            1,186.3       1,202.5
Investments and Miscellaneous Assets                                               76.9         129.6
Property, Plant and Equipment, less accumulated
  depreciation of $4,263.3 and $4,367.6 (Note A)                                2,615.5       2,686.9
Intangible Pension Asset  (Note H)                                                   -          225.0
--------------------------------------------------------------------------------------------------------

Total Assets                                                                 $  3,878.7    $  4,244.0
--------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit
Current Liabilities:
  Accounts payable                                                           $    167.6    $    150.1
  Accrued employment costs                                                         98.7          34.4
  Other postretirement benefits (Note H)                                            3.9           3.5
  Accrued taxes (Note E)                                                           31.3          14.4
  Debt and capital lease obligations - current (Note F)                           695.7          19.3
  Other current liabilities                                                        50.1          49.9
--------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                       1,047.3         271.6
Long-term Debt and Capital Lease Obligations (Note F)                              84.9         628.2
Deferred Gain (Note G)                                                             81.5         103.2
Other Postretirement Benefits (Note H)                                             34.7          37.8
Other Long-term Liabilities                                                         7.1           5.6

Liabilities Subject to Compromise (Note B)                                      6,073.4       4,878.1

Stockholders' Deficit (Notes I, J and K):
  Preferred Stock -- at $1 per share par value (aggregate liquidation
    preference of $462.8); Authorized 20,000,000 shares                            11.3          11.4
  Preference Stock -- at $1 per share par value (aggregate liquidation
    preference of $68.3); Authorized 20,000,000 shares                              2.0           2.0
  Common Stock -- at $1 per share par value;
    Authorized 250,000,000
    Issued 136,092,234 and 135,780,069 shares                                     136.1         135.8
  Common Stock -- Held in treasury 4,952,123 and 4,898,134 shares at cost         (65.9)        (65.9)
  Additional paid-in capital                                                    1,909.9       1,908.2
  Accumulated other comprehensive loss                                         (1,905.0)       (833.0)
  Accumulated deficit                                                          (3,538.6)     (2,839.0)
--------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                    (3,450.2)     (1,680.5)
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                  $  3,878.7    $  4,244.0
--------------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended December 31
(Dollars in millions)                                       2002          2001          2000
---------------------------------------------------------------------------------------------------
Operating Activities:
  Net Loss                                               $ (699.6)    $ (1,949.6)    $  (118.4)
  Adjustments for items not affecting cash from
  operating activities:
    Deferred income taxes (Note E)                             -           984.0         (26.0)
    Depreciation and amortization (Note A)                  246.3          253.1         260.3
    Special charges (gains) (Note C)                        380.5          372.3         (20.9)
    Recognition of deferred gains                           (21.7)         (22.7)        (17.1)
    Reorganization items (Note B)                            14.5            8.1            -
    Litigation recovery                                        -            13.0            -
    Other - net                                              13.6            1.6          19.1
  Working capital (excluding investing and
  financing activities):
    Receivables - operating                                  (7.8)           9.6          81.2
    Receivables - financing (Note F)                           -          (212.0)           -
    Inventories                                             (16.3)         148.7          (9.4)
    Accounts payable                                        (14.0)          25.1         (45.2)
    Employment costs and other                                6.5           (8.1)          1.0
  Funding postretirement benefits (Note H):
    Pension less than expense                               135.2           94.5          29.0
    Retiree healthcare and life insurance benefits
    less than expense                                        40.3           83.0         134.0

Cash Provided from (Used by) Operations Before
  Reorganization Items                                       77.5         (199.4)        287.6
---------------------------------------------------------------------------------------------------
Reorganization Items                                        (14.5)          (8.1)           -
---------------------------------------------------------------------------------------------------
Cash Provided from (Used by) Operating Activities            63.0         (207.5)        287.6
---------------------------------------------------------------------------------------------------
Investing Activities:
  Capital expenditures                                     (124.3)         (89.2)       (224.3)
  Cash proceeds from asset sales                             27.8           47.5         128.0
---------------------------------------------------------------------------------------------------
Cash Used for Investing Activities                          (96.5)         (41.7)        (96.3)
---------------------------------------------------------------------------------------------------
Financing Activities:
  Borrowings (Note F)                                        90.6          408.8         132.3
  Debt and capital lease payments (Note F)                  (65.2)        (108.9)       (226.7)
  Cash dividends paid (Note K)                                 -           (20.2)        (40.4)
  Other payments                                            (28.3)         (36.2)        (41.3)
  Purchase of Common Stock                                     -              -           (4.9)
---------------------------------------------------------------------------------------------------
Cash Provided from (Used for) Financing Activities           (2.9)         243.5        (181.0)
---------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents        (36.4)          (5.7)         10.3
Cash and Cash Equivalent - Beginning of Period              104.0          109.7          99.4
---------------------------------------------------------------------------------------------------
                         - End of Period                 $   67.6          104.0         109.7
---------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information:
Interest paid, net of amount capitalized                 $   45.2     $    105.4       $  68.8
Income taxes paid (received) - net (Note E)                  (9.4)          (1.4)          1.4
Capital lease obligations incurred                            1.9            5.2           5.3
---------------------------------------------------------------------------------------------------

The accompanying Notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
------------------------------------------

                            A.  ACCOUNTING POLICIES

Reorganization Under Chapter 11 - On October 15, 2001, Bethlehem and 22 of its wholly owned subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. See Note B, Reorganization Under Chapter 11.

Principles of Consolidation - The consolidated financial statements include the accounts of Bethlehem Steel Corporation and all majority owned subsidiaries and a pro rata portion of a majority owned raw material joint venture. Investments in entities over which Bethlehem has significant influence are accounted for using the equity method of accounting.

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

Property, Plant and Equipment - Property, plant and equipment is stated at cost. Repairs, renewals, and planned major maintenance that neither materially add to the value of the property nor appreciably prolong its life are charged to expense in the year incurred. Gains or losses on dispositions of property, plant and equipment are recognized in income. Interest is capitalized on significant construction projects and totaled $1 million in 2002, none in 2001 and $12 million in 2000.

Our property, plant and equipment by major classification is:

                                                          December 31
(Dollars in millions)                                  2002         2001
---------------------------------------------------------------------------

Land (net of depletion)                             $    32.4    $    30.3
Buildings                                               653.9        666.0
Machinery and equipment                               6,046.2      6,224.3
Accumulated depreciation                             (4,263.3)    (4,367.6)
                                                    ----------   ----------
                                                      2,469.2      2,553.0
Construction-in-progress                                146.3        133.9
                                                    ----------   ----------
    Total                                           $ 2,615.5    $ 2,686.9
                                                    ==========   ==========
---------------------------------------------------------------------------

Depreciation - Depreciation is based upon the estimated useful lives of each asset group. That life is 18 years for most steel producing assets. Steel producing assets, other than blast furnace linings, are depreciated on a straight-line basis adjusted by an activity factor. This factor is based on the ratio of production and shipments for the current year to the average production and shipments for the current and preceding four years at each operating location. Annual depreciation after adjustment for this activity factor is not less than 75% or more than 125% of straight-line depreciation. Depreciation after adjustment for this activity factor was $19 million less than straight-line in 2002, $24 million less than straight-line in 2001 and $9 million less than

                              F-4 (Page 1 of 24)
straight-line in 2000. Through December 31, 2002, $29 million less accumulated depreciation has been recorded under this method than would have been recorded under straight-line depreciation. The cost of blast furnace linings is depreciated on a unit-of-production basis.

Amortization - Prior to January 2002, goodwill was amortized over a 30-year life using the straight-line method. Amortization was $12 million in 2001 and 2000. The balance of goodwill was written-off in 2001. See Note C, Asset Impairments and Special Charges (Gains).

Asset Impairment - We continually evaluate the carrying value of long-lived assets based on current events and circumstances. We use a probability weighted approach to determine future cash flows, unless a particular set of cash flow assumptions is considered more likely to occur. In that instance we use the most likely future cash flows for determining asset impairment. A logical grouping of long-lived assets are considered impaired when the estimated undiscounted future cash flows are less than their carrying value. In that event, we recognize a loss equal to the amount by which the carrying value exceeds the estimated fair market value of the assets less any estimated disposal costs. See Note C, Asset Impairment and Special Charges (Gains).

Foreign Currency, Interest Rate and Commodity Price Risk Management - On January 1, 2001, we adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Adopting this standard had no effect on net income. Amounts recognized on the balance sheet at adoption were subsequently recorded in earnings.

Periodically, we enter into financial contracts to manage risks. We use foreign currency exchange contracts to manage the cost of firm purchase commitments for capital equipment or other purchased goods and services denominated in a foreign currency. We use interest rate swap agreements to fix the interest rate on certain floating rate financings. We use commodity contracts to fix the cost of a portion of our annual requirements for natural gas, zinc and other metals. Generally, foreign currency and commodity contracts are for periods of less than a year. At December 31, 2002, we had no open derivative financial contracts or embedded derivatives.

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

Deferred Taxes - Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their tax bases. The realization of deferred tax assets is assessed periodically based principally on our recent operating results and expected ability to generate future taxable income through operations and tax planning opportunities. During 2001, we fully reserved our deferred tax assets. We are continuing this policy in the future until, at a minimum, a chapter 11 plan is confirmed (see Note E, Taxes for further discussion).

Revenue Recognition - We recognize substantially all revenues when products are shipped to customers and all substantial risks of ownership are transferred.

                              F-4 (Page 2 of 24)

Stock Options - FASB Statement No. 123, Accounting for Stock-Based
Compensation allows companies to adopt a method of accounting that records the fair value of stock options, when granted, as compensation expense or to continue to account for options under the intrinsic method. Under Bethlehem's current plans, exercisable options may be surrendered for the difference between the option price and the quoted market price of the Common Stock on the date of surrender. Depending on the circumstances, option holders receive either Common Stock, cash, or a combination of Common Stock and cash. Because we may be compelled to settle the option award in cash rather than by issuing equity instruments, we do not have the option of selecting between the fair value and intrinsic methods. Instead, the related expense is recognized periodically based on the difference between the option prices and current quoted market prices for our Common Stock.

Use of Estimates - In preparing these financial statements, we make estimates and use assumptions that affect some of the reported amounts and disclosures. See, for example, Note B, Reorganization Under Chapter 11; Note E, Taxes; Note G, Commitments and Contingent Liabilities; and Note H, Postretirement Benefits. In the future, actual amounts received or paid could differ from those estimates.

New Accounting Pronouncements - During 2001, the FASB issued Statement No.
143, Accounting for Asset Retirement Obligations. The Statement, which we must adopt as of January 1, 2003, requires the recognition of a liability and an asset for the estimated cost of disposal as part of the initial cost of a long-lived asset and subsequent amortization of the asset to expense. We do not expect adoption will have any material effect on our balance sheet or results of operations in 2003.

During 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting approach for measuring impairment of long-lived assets. Our adoption of this Statement on January 1, 2002, had no financial impact.

During 2002, the FASB issued Statement No. 146, Accounting for Costs
Associated with Exit or Disposal Activities. The Statement addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of the Statement includes costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and termination benefits provided to employees who are involuntarily terminated under terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual compensation contract. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002. There is no immediate financial impact related to the adoption of this Statement.

Also during 2002, FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires that a guarantor recognize a liability for the fair value of guarantee obligations issued after December 31, 2002. We will record the fair value of future material guarantees, if any.

                              F-4 (Page 3 of 24)

                      B.  REORGANIZATION UNDER CHAPTER 11

On October 15, 2001, Bethlehem Steel Corporation and 22 of its wholly owned subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the Code) in the United States Bankruptcy Court for the Southern District of New York (the Court). The wholly owned subsidiaries that did not file for chapter 11 reorganization are not material in relation to Bethlehem's consolidated financial position and results of operations. Bethlehem continues to manage its properties and operate its businesses under Sections 1107 and 1108 of the Code as a debtor-in-possession. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles on a going concern basis, which contemplates continuity of operations, realization of assets and payment of liabilities. Under the Code, actions by creditors to collect indebtedness owed by the Debtors prior to October 15, 2001 (pre-petition) are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. Due to material uncertainties, it is not possible to predict the length of time the Debtors will operate under chapter 11 protection, the outcome of the reorganization in general, the effect of the reorganization on the Debtors' businesses or the recovery by creditors of the Debtors. Any recovery by Bethlehem's equity holders appears unlikely.

Bethlehem continues to pursue various strategic alternatives including, among other things, possible consolidation opportunities, joint ventures with other steel operations, a stand- alone plan of reorganization and liquidation of part or all of Bethlehem's assets. There can be no assurance that any such alternatives will be implemented. Bethlehem has an exclusive right to file a reorganization plan through July 31, 2003. After further consideration of such alternatives and negotiations with various parties in interest, Bethlehem expects to present a chapter 11 plan. That plan will likely cause a material change to the carrying amount of assets and liabilities in the financial statements.

The bar date for creditors, other than employees and former employees, to file proofs of claim with the Court was September 30, 2002. Differences between the amounts reflected on Bethlehem's records and claims by creditors will be investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of creditors, will take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known. It is reasonably possible that the amount of claims ultimately allowed by the Court will differ materially from the amounts presently recorded by Bethlehem. These amounts are not currently capable of being reasonably estimated.

On January 6, 2003, International Steel Group (ISG) provided a proposal to purchase substantially all of our assets under section 363 of the Code. Management and the Board of Directors are currently in discussions with ISG regarding the proposal to determine whether it believes such a transaction can be developed that is in the best interest of Bethlehem's creditors and other constituents. Any sale of assets under the proposal will require the approval of the Court and, if approved, an open auction for the assets.

These consolidated financial statements have been prepared in accordance with the AICPA's Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). SOP 90-7 provides for segregating pre-petition liabilities that are subject to compromise, identifying all transactions and events that are directly associated with the reorganization of the Debtors and discontinuing interest accrual on unsecured or undersecured debt. SOP 90-7 requires that prepetition liabilities, including claims that become known after a petition is filed, be reported on the basis of the expected amount of the claim allowed rather than the amounts for which those claims might be settled. Until other information is available, recorded liability amounts represent our best estimate for potential allowed claims.

                              F-4 (Page 4 of 24)

Except for secured debt and capital lease obligations, all recorded liabilities of the Debtors that arose pre-petition have been classified as liabilities subject to compromise. The Court authorized, but did not require, payments of certain pre-petition wages, employee benefits and other obligations. Net changes in pension, other postemployment benefits and certain other accrued liabilities since October 15, 2001, are included in liabilities subject to compromise. Liabilities subject to compromise at December 31, 2002 and 2001 follows:


                                                 Dec. 31,      Dec. 31,
(Dollars in millions)                              2002          2001
--------------------------------------------------------------------------
Pension liability                               $ 2,849.0     $ 1,624.0
Other postemployment benefits                     2,059.0       2,005.7
Unsecured debt                                      526.7         526.7
Accounts payable                                    190.7         220.8
Accrued employment costs                            186.7         270.6
Other accrued liabilities                           194.6         152.8
Accrued taxes and interest                           66.7          77.5
                                                ---------     ---------
    Total                                       $ 6,073.4     $ 4,878.1
                                                =========     =========
--------------------------------------------------------------------------


Net costs resulting from reorganization of the businesses have been reported in the statements of operations separately as reorganization items. For the years ended December 31, 2002 and 2001, the following have been incurred:



(Dollars in millions)                                  2002         2001
---------------------------------------------------------------------------

Professional fees                                   $    17.9    $     7.1
(Gains) losses from termination of contracts             (2.0)         1.4
Interest income                                          (1.4)        (0.4)
                                                    ----------   ----------
    Total                                           $    14.5    $     8.1
                                                    ==========   ==========
---------------------------------------------------------------------------

Interest on unsecured debt that was not charged to earnings for the year ended December 31, 2002, was about $45 million and about $9 million for the period from October 15 to December 31, 2001.



                              F-4 (Page 5 of 24)

               C. ASSET IMPAIRMENTS AND SPECIAL CHARGES (GAINS)

We recognized the following asset impairments and special charges (gains):



(Dollars in millions)                            2002        2001      2000
-----------------------------------------------------------------------------

Pension plan curtailment                     $   176.0   $      -   $     -
Impairment of long-lived assets                   89.0       347.0       1.5
Employee benefit costs                            78.5        42.5       4.5
Environmental accruals                            37.0         5.0        -
Gain on sale of joint venture interests             -        (22.2)     (9.0)
Gain on Metropolitan Life conversion                -           -      (17.9)
                                             ----------  ---------- ---------
    Total                                    $   380.5   $   372.3  $  (20.9)
                                             ==========  ========== =========
-----------------------------------------------------------------------------


As discussed in Note H, Postretirement Obligations, the Pension Benefit Guaranty Corporation (PBGC) filed a complaint in the United States District Court of Eastern Pennsylvania to terminate Bethlehem's Pension Plan effective December 18, 2002. As a result, we recorded a $176 million non-cash curtailment charge as required by generally accepted accounting principles.

We continually analyze our ability to recover the carrying value of our long-lived assets. In 2002, based on facts and circumstances that had been evolving, we determined that the carrying value of certain assets exceeded the related expected future cash flows. Accordingly, we recognized non-cash impairment losses of $89 million, principally for our Pennsylvania Steel Technologies operation in Steelton, Pennsylvania as market conditions in the rail market remain depressed and a new competitor entered the market. The fair market value of the assets was estimated using expected future cash flows and other fair market value indicators. During 2001, we recorded non-cash impairment losses of (1) $317 million for goodwill acquired in the 1998 Lukens merger, (2) $11 million for the 110-inch plate mill at Burns Harbor which is expected to remain idle indefinitely, (3) $15 million for our Chicago Cold Rolling facility and (4) $3 million for writing-off our equity investment in a joint venture that ceased operations. During 2000, we recognized a $1.5 million loss in connection with closing our Burns Harbor ingot teeming and slab mill operations.

We have taken several actions to reduce employment costs. As a result of these actions, we recognized non-cash charges to account for employee benefits (primarily pensions) as required by generally accepted accounting principles. During 2002, we (1) reduced about 245 USWA represented positions at our Pennsylvania Steel Technologies operations in Steelton, Pennsylvania and reduced about 290 non-represented salaried positions and recognized a $76 million charge and (2) recorded a $2.5 million non-cash charge related to our permanently idled pipe mill in Steelton, Pennsylvania. During 2001, we (1) recognized a $7.5 million charge when we eliminated about 300 non-represented salaried positions and (2) recorded a $35 million charge when we closed our Lackawanna Coke operations. During 2000, we recorded a $4.5 million charge in connection with the closure of our Burns Harbor slab mill.

During the fourth quarter of 2002, we received an administrative order from the Pennsylvania Department of Environmental Protection regarding future requirements related to managing acid mine drainage at our closed coal mining facilities. As a result, we increased our estimate of probable total future spending and recorded a $17 million non-cash charge. Earlier in 2002, Bethlehem personnel attended a meeting requested by representatives from the New York

                              F-4 (Page 6 of 24)

Department of Environmental Conservation to discuss the contents and timing of a Consent Order to conduct a RCRA Corrective Measures Study and to begin to implement an agreed upon plan of remediation at our closed steel manufacturing facility in Lackawanna, New York. Based upon the information received and the conceptual agreements reached at that meeting, we recorded a $20 million non-cash charge to reflect Bethlehem's most current estimate of the total probable future remediation costs at Lackawanna. These cash requirements for remediation are expected to be expended ultimately over a protracted period of years, according to a schedule to be agreed upon by Bethlehem and the regulatory agencies. During 2001, in connection with our closing of the Lackawanna coke ovens, we recognized a $5 million charge to clean out certain pipes and tanks that previously were operating.

In 2001, we sold our interest in MBR, a Brazilian iron ore property, for $4 million in cash and $19 million in credits against future iron ore purchases (all of which have been used) resulting in a $22 million gain. During 2000, we sold our equity interest in Presque Isle Corporation for $10 million resulting in a $9 million gain.

In 2000, we received $18 million from the conversion of Metropolitan Life Insurance Company from a mutual company owned by its policyholders to a publicly held company, all of which was recognized as a gain.


                              F-4 (Page 7 of 24)

                               D.  ACQUISITIONS

On June 5, 2002, we acquired the remaining 50% ownership interest in Columbus Coatings Company (CCC) and Columbus Processing Company (CPC) joint ventures that we did not already own from LTV Steel Corporation. CCC is an automotive quality, hot-dipped galvanized coating line and CPC is a steel slitting facility, both located in Columbus, Ohio. These interests were acquired for cash, a release of LTV's guarantee of CCC's debt and forgiveness of claims
against LTV by Bethlehem and CCC.   The value assigned to assets and
liabilities acquired follows:


(Dollars in millions)
-----------------------------------------------------------------------------

Property, plant & equipment                  $   155.3
Debt and capital lease obligation               (105.9)
Other - net                                       (0.3)
                                             ----------
     Net assets                                   49.1
Less:
     Investment in and receivable from
     joint ventures and LTV                      (46.7)
                                             ----------
Cash purchase price, net of cash acquired    $     2.4
                                             ==========
-----------------------------------------------------------------------------

On August 1, 2001, we purchased the remaining 45% ownership interest in Chicago Cold Rolling (CCR) that we did not already own for $1 million plus assumption of $19 million in debt.

These acquisitions were accounted for using the purchase method of accounting. Our results include the operations of the businesses since the date of acquisition. Pro-forma amounts are not significant.





                              F-4 (Page 8 of 24)

                                   E. TAXES
Our benefit (provision) for income taxes consisted of:

(Dollars in millions)                      2002        2001        2000
----------------------------------------------------------------------------
Federal - deferred                       $   -      $  (985)      $    26
Federal, state and foreign - current         10           1            (1)
                                        --------    --------      --------
   Total benefit (provision)             $   10     $  (984)      $    25
                                        ========    ========      ========
----------------------------------------------------------------------------

The income tax benefit recorded in 2002 represents a $10 million tax refund as a result of the "Job Creation and Workers Assistance Act of 2002" that was enacted on March 8, 2002. The Act provides us the ability to carry back a portion of our 2001 Alternative Minimum Tax (AMT) loss for a refund of taxes paid in prior years that was not previously available.

The benefit (provision) for income taxes differs from the amount computed by applying the federal statutory rate to pre-tax income (loss). The computed amounts and the items comprising the total differences follow:


(Dollars in millions)                      2002          2001       2000
----------------------------------------------------------------------------

Pre-tax loss:
United States                           $  (710)      $  (967)      $  (144)
Foreign                                      -              1             1
                                        --------      --------      --------
   Total                                $  (710)      $  (966)      $  (143)
                                        ========      ========      ========

Computed amounts                        $   249       $   338       $    50
Change in valuation allowance              (244)       (1,208)          (25)
Goodwill amortization/impairment             -           (115)           (4)
AMT Refund                                   10            -             -
Percentage depletion                          2             5             5
Reorganization costs                         (6)           (3)           -
Other differences - net                      (1)           (1)           (1)
                                        --------      --------      --------
   Total benefit (provision)            $    10       $  (984)      $    25
                                        ========      ========      ========
----------------------------------------------------------------------------





                              F-4 (Page 9 of 24)

The components of our net deferred income tax asset are as follows:


(Dollars in millions)                                December 31
----------------------------------------------------------------------------
                                                  2002         2001
                                                --------     --------
Temporary differences:
  Employee benefits                             $ 1,135      $   985
  Depreciable assets                               (190)        (250)
  Other                                             210          185
                                                --------     --------
    Total                                         1,155          950
Operating loss carryforward                         510          475
Alternative minimum tax credits                      25           35
                                                --------     --------
  Deferred income tax asset                       1,690        1,460
Valuation allowance                              (1,690)      (1,460)
                                                --------     --------
  Deferred income tax asset - net               $   -        $   -
                                                ========     ========
----------------------------------------------------------------------------

Temporary differences represent the cumulative taxable or deductible amounts recorded in our financial statements in different years than recognized in our tax returns. Our employee benefits temporary difference includes amounts expensed in our financial statements for postretirement pensions, health care and life insurance that become deductible in our tax return upon payment or funding in qualified trusts. The depreciable assets temporary difference represents principally cumulative tax depreciation in excess of financial statement depreciation. Other temporary differences represent various net expenses accrued for financial reporting purposes that are not deductible for tax reporting purposes until paid. At December 31, 2002, we had regular tax net operating loss carryforwards (NOL) of about $1.5 billion and alternative minimum tax loss carryforwards of about $1 billion. The NOL will expire in varying amounts from 2005 through 2022 if we are unable to use the amounts to offset taxable income in the future. Our ability to reduce future income tax payments through the use of NOL could be limited if Bethlehem were to undergo an ownership change as defined by the Internal Revenue Code. A chapter 11 plan may cause such an ownership change, may reduce the amount of NOL available and may limit NOL usage. Any liabilities cancelled under a chapter 11 plan will reduce our NOL by the amount cancelled and, therefore, in substance will be taxable income.

FASB Statement No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." We incurred financial accounting losses in 1999 through 2001. Our results during 2001 were worse than we anticipated at the beginning of the year and we were not able to use any of the NOL expiring in 2001 in our federal income tax return for the year. In the absence of specific favorable factors, application of FASB Statement No. 109, and its subsequent interpretations require a 100% valuation allowance for any deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, during 2001, after consideration of these factors, we provided a 100% valuation allowance for our deferred tax asset increasing our non-cash provision for income taxes for 2001 by $985 million. We will continue this policy in the future until, at a minimum, a chapter 11 plan is confirmed.

                              F-4 (Page 10 of 24)

In addition to income taxes, we incurred costs for certain other taxes as follows:


(Dollars in millions)                      2002         2001        2000
----------------------------------------------------------------------------
Employment taxes                        $   55.9       $   69.4    $   69.7
Property taxes                              23.0           29.2        31.4
State taxes and other                        6.6            7.0         9.7
                                        --------       --------    --------
  Total other taxes                     $   85.5       $  105.6    $  110.8
                                        ========       ========    ========
----------------------------------------------------------------------------

                              F-4 (Page 11 of 24)

                    F.  DEBT AND CAPITAL LEASE OBLIGATIONS


(Dollars in millions)                                           December 31
-------------------------------------------------------------------------------
                                                              2002        2001
                                                           ---------   --------

Secured Debt:
  Notes and loans:
    GECC DIP facility, Variable, Due October, 2003         $  280.7   $  205.6
    Inventory debt, LIBOR plus 1.125%, Due October, 2003      289.9      289.9
    CCC financing, Variable rate, Due October, 2003            68.2         -
    Cold mill financing, LIBOR plus 2.5%, Due October, 2003    38.8       43.8
    CCR financing, Variable rate, Due 2005                     17.9       18.0
    Dauphin County, PA Note 2%, Due 2003-2009                   2.3        2.3

  Capital lease obligations:
    Wide slab caster, 9.867%, Due 2003-2005                    42.6       46.1
    Ore vessel, 11.5%, Due 2003-2009                           24.2       26.1
    Other                                                      16.0       15.7
                                                           ---------  ---------
      Total Secured Debt                                      780.6      647.5

Unsecured debt:
  Notes and loans:
    7-5/8% notes, Due 2004                                    150.0      150.0
    10-3/8% notes, Due 2003                                   102.8      102.8
    6-1/2% notes, Due 2006                                     75.0       75.0
    9.64%, Due 2003-2009                                        0.3        0.3

  Debentures:
    8.45%, Due 2005                                            73.9       73.9

  Pollution control and industrial revenue bonds:
    7-1/2% - 8%, Due 2015-2024                                127.7      127.7
                                                           ---------   --------
      Total Unsecured Debt                                    529.7      529.7

  Unamortized debt discount                                    (3.0)      (3.0)
                                                           ---------   --------
    Total Debt                                              1,307.3    1,174.2
  Amounts classified as current                              (695.7)     (19.3)
  Amounts classified as subject to compromise                (526.7)    (526.7)
                                                           ---------   --------
    Long-term                                              $   84.9   $  628.2
                                                           =========  =========
-------------------------------------------------------------------------------


At December 31, 2002 and 2001, secured debt and capital lease obligations with contractual maturities of less than one year are classified as current. All unsecured debt instruments have been classified as liabilities subject to compromise. Interest or principal is not expected to be paid or accrued on unsecured debt until a chapter 11 plan has been confirmed.

A $450 million debtor-in-possession (DIP) financing with the General Electric Capital Corporation (GECC) was approved by the Court in 2001. The Court has authorized a $5 million carve out for the protection of certain administrative costs. The GECC financing is collateralized by, among other things, a senior lien on substantially all of the Debtors' assets, excluding inventory and those assets that had previously been subject to a lien, and a junior lien on inventory and those assets that had previously been subject to a lien. The GECC financing expires on the earlier of confirmation of a chapter 11 plan or October 15, 2003. Bethlehem's

                              F-4 (Page 12 of 24)
wholly owned subsidiaries that did not file for chapter 11 reorganization have guaranteed the financing. The PBGC's legal action to terminate our pension plan (see Note H, Postretirement Benefits for more details) is an event of default under the GECC financing. However, on December 27, 2002, GECC agreed to waive such default and amended the credit facility's pension plan related provisions. The amendment was subsequently approved by the Court. Bethlehem pays interest on this financing at its option at either (1) an indexed rate, typically based on the prime rate, plus 2.5% or (2) LIBOR plus 3.5%. At December 31, 2002 and 2001 our average rate was about 6%. The GECC financing contains certain financial performance covenants, with which we are in compliance at December 31, 2002, and restricts our ability to pay dividends. Initial proceeds from the GECC financing were used to repurchase accounts receivable that had been sold under a previous credit facility. As part of the GECC financing, the $290 million previously borrowed under an inventory credit facility remains outstanding as secured debt for the term of the GECC financing. Interest is payable monthly in arrears on the GECC facility and as adequate protection on the inventory debt. At December 31, 2002, letters of credit outstanding under the GECC financing amounted to $16 million and, based on net eligible receivables in the borrowing base, $133 million was available for borrowing. In 2001, Bethlehem incurred $8 million in debt financing costs related to the facility that are being amortized over the two year term of the loan.

Because of Bethlehem's chapter 11 filing, CCC, which has not filed for chapter 11, and Bethlehem are in default under that loan agreement which would allow the lenders to call the full amount of the loan. We believe that the market value of CCC exceeds the loan amount. In October, we filed a motion with the Bankruptcy Court requesting approval to refinance with General Electric Capital Corporation the outstanding loan balance. A hearing was held on December 5, 2002 and the motion was approved. Closing on a new financing arrangement has been delayed indefinitely as management considers the impact of the PBGC's legal actions to terminate our pension plan.

At December 31, 2002 and 2001, the estimated fair value of our unsecured debt was about $500 million less and $480 million less than the recorded amounts.

The amounts included in property, plant and equipment for capital leases were $76 million (net of $17 million accumulated amortization) and $86 million (net of $10 million accumulated amortization) at December 31, 2002 and 2001.

                             F-4 (Page 13 of 24)

                  G.  COMMITMENTS AND CONTINGENT LIABILITIES

In 2000, we sold and leased back under a long-term charter an ore vessel. The gain of $28 million was deferred and will be recognized over the eight-year life of the charter agreement. We recognized $4 million of the gain during 2002 and 2001.

Also in 2000, we entered into a 12-year agreement to purchase pulverized coal for injection into L blast furnace at Sparrows Point. We pay a minimum of $11 million per year plus additional amounts based on the amount of coal consumed. During 2002, we made minimum payments of $11 million, paid variable fees of $5 million and purchased 561,000 tons of coal for $22 million.

In 1998, we sold the No. 1 Coke Oven Battery at Burns Harbor and entered into agreements to operate the facility and purchase about 800,000 tons of coke per year through the year 2007. We purchased 845,000 tons of coke at a cost of $105 million in 2002, 821,000 tons at a cost of $99 million in 2001, and 851,000 tons at a cost of $104 million in 2000. The gain on the sale of about $160 million was deferred and is being recognized over the nine-year life of the operating and purchase agreements. We have recognized $18 million of the gain in each year since 1999 as a reduction of cost of sales.

In 1997, we sold our interest in the Iron Ore Company of Canada (IOC) and entered into a 14-year agreement to purchase up to 1.8 million tons of iron ore pellets per year generally at market prices through the year 2004 and about 500,000 tons in the years 2005 through 2011. In 2002, we purchased 1.9 million net tons of iron ore from IOC at a cost of $50 million.

Future minimum payments under noncancellable operating leases at December 31, 2002 were $30 million in 2003, $28 million in 2004, $24 million in 2005, $21 million in 2006, $15 million in 2007 and $62 million thereafter. Total rental expense under operating leases was $33 million, $35 million and $36 million in 2002, 2001 and 2000.

At December 31, 2002, we had outstanding approximately $35 million of purchase orders for additions and improvements to our properties.

We have guaranteed half the debt of our Double G joint venture. As of December 31, 2002 our exposure was $7 million. National Steel Corporation, our partner in the joint venture, has guaranteed the other half.

The domestic steel industry is subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, wastewater discharges and solid and hazardous waste disposal. Bethlehem and federal and state regulatory agencies conduct negotiations to resolve differences in interpretation of certain environmental control requirements. In some instances, those negotiations are held in connection with the resolution of pending environmental proceedings. We believe that there will not be any significant curtailment or interruptions of any of our important operations as a result of these proceedings and negotiations. We cannot predict the specific environmental control requirements that we will face in the future. Based on existing and anticipated regulations promulgated under presently enacted legislation, we have recorded liabilities for future remediation costs at December 31, 2002 and 2001 of about $116 million and $77 million. We also currently estimate that capital expenditures for environmental control in the near-term will average about $55 million per year. Estimates of future capital expenditures and operating costs required for environmental compliance and reclamation, however, are subject to numerous uncertainties, including the evolving nature of regulations, possible imposition of more stringent requirements, availability of new technologies and the timing of expenditures. Environmental claims under the Code for environmental remediation and other environmental matters are expected to be ultimately resolved along with all other unsecured claims as part of a chapter 11 plan. We believe that the future costs of environmental compliance will not

                              F-4 (Page 14 of 24)
have a material adverse effect on our competitive position with respect to other integrated domestic steelmakers that are subject to the same environmental requirements.

In the ordinary course of our business, we are involved in various pending or threatened legal proceedings. These proceedings include a large number of cases in which plaintiffs allege injury due to exposure to asbestos, allegedly resulting from past operations of Bethlehem and others. All of the asbestos cases resolved to date have either been dismissed as to Bethlehem or settled for immaterial amounts. The prosecution of any claims and any payments related to litigation existing on October 15, 2001, the date of our filing for protection under chapter 11 of the Code, are automatically stayed pending resolution of all unsecured claims as part of a chapter 11 plan.

We cannot predict with certainty the outcome of any legal or environmental proceedings to which we are party. In our opinion, however, adequate reserves have been recorded for losses that are probable and result from legal proceedings and environmental reclamation requirements relating to events occurring prior to December 31, 2002. If such reserves prove to be inadequate, however, it is reasonably possible that we could be required to record a charge to earnings that could be material to the results of operations in a particular future quarterly or annual period. We believe that any ultimate liability arising from these actions that is reasonably possible over what has been recorded will not be material to Bethlehem's consolidated financial condition or near-term cash flow requirements.


                              F-4 (Page 15 of 24)

                          H.  POSTRETIREMENT BENEFITS

On December 18, 2002, the PBGC filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging there was sufficient cause under applicable laws to terminate the Pension Plan of Bethlehem Steel Corporation and Subsidiary Companies (the Plan). The complaint requests, among other things, that the PBGC be appointed as the Plan's trustee and December 18, 2002 be established as the Plan's termination date. Bethlehem is considering all legal options and has until February 21, 2003 to respond. As a result of the PBGC's actions, we recognized a curtailment loss of $176 million in 2002 as required by generally accepted accounting principles and will not record future pension expense under the Plan. A termination would require Bethlehem to transfer administration responsibilities for the Plan and transfer ownership of the Plan's assets to the PBGC.

Our pension plan provides postretirement benefits for substantially all our employees. Defined benefits are based on years of service and the five highest consecutive years of pensionable earnings during the last ten years prior to retirement or a minimum amount based on years of service. We fund annually the amount required under ERISA minimum funding standards plus additional amounts as appropriate based on liquidity. In addition, we currently provide other postretirement benefits (OPEB) for health care and life insurance to most employees and their dependents.

Under applicable accounting principles, we are required to record a minimum pension liability at year-end, using our November 30, 2002 measurement date, equal to the unfunded accumulated pension obligation of $2,796 million for 2002 and $1,624 million for 2001. The difference between the unfunded pension accumulated and projected benefit obligations represents the projected future increases in salaries and wages used for actuarial purposes. Those applicable accounting principles require that any excess of the minimum liability over the accrued expense be recorded as an intangible asset up to the unamortized past service costs with the balance charged to other comprehensive income. As a result of the PBGC's actions we were required to immediately recognize these unamortized past service costs as a plan curtailment. (See Note C, Asset Impairments and Special Charges (Gains).)

                              F-4 (Page 16 of 24)

          The following sets forth the plans' funded status at our valuation date together with certain actuarial assumptions used and the amounts recognized in our consolidated balance sheets and statements of operations on a going concern basis in accordance with generally accepted accounting principles:



(Dollars in millions)                                       Pension              OPEB
-----------------------------------------------------------------------------------------------

                                                          2002      2001      2002      2001
                                                        --------  --------  --------  ---------
Change in benefit obligation:
  Projected benefit obligation - beginning of year      $ 6,495   $ 6,060   $ 3,031   $ 2,775
  Current service cost                                       62        60        14        13
  Interest cost                                             444       463       209       213
  Actuarial adjustments                                     189       469        77       223
  Other                                                       5        32         -        12
  Benefits/administration fees paid                        (612)     (589)     (224)     (205)
                                                        --------  --------  --------  ---------
  Projected benefit obligation - November 30              6,583     6,495     3,107     3,031
                                                        --------  --------  --------  ---------
Change in plan assets
  Fair value of plan assets - beginning of year           4,753     5,735        17        90
  Actual return on plan assets                             (472)     (393)        -         1
  Employer contributions                                     15         8         -         -
  Benefits/administration fees paid                        (619)     (597)       (1)      (74)
                                                        --------  --------  --------  ---------
  Fair value of plan assets - November 30                 3,677     4,753        16        17
                                                        --------  --------  --------  ---------

  Unfunded projected benefit obligation                   2,906     1,742     3,091     3,014
  Unrecognized:
    Net actuarial (loss)                                 (1,905)     (838)     (992)     (960)
    Effect of future salary increases                      (110)     (120)         -        -
    Prior service from plan amendments                        -      (223)      (10)      (12)
  December - net/other                                       53         5         9         5
                                                        --------  --------  --------  ---------
    Acrued expense                                          944       566     2,098      2,047
                                                        ========  ========  ========  =========

Balance Sheet Accounts:
  Current and long-term liabilities                     $     -   $     -   $    39   $     41
  Liabilities subject to compromise                       2,849     1,624     2,059      2,006
  Adjustments to recognize minimum pension liability:
    Accumulated other comprehensive income               (1,905)     (833)        -          -
    Intangible pension asset                                  -      (225)        -          -
                                                        --------  --------  --------  ---------
    Accrued expense                                     $   944   $   566   $ 2,098   $  2,047
                                                        ========  ========  ========  =========

--------------------------------------------------------------------------------------------

                              F-4 (Page 17 of 24)


(Dollars in millions)                             Pension                         OPEB
-----------------------------------------------------------------------------------------------------
                                        2002       2001       2000      2002      2001       2000
                                      --------   --------    -------   -------   -------    -------
Components of net expense:
  Current service cost                $    62    $    60     $   64    $   14    $   13     $   12
  Interest cost                           444        463        468       209       213        212
  Expected return on plan assets         (426)      (520)      (557)       (1)       (1)        (7)
  Other                                    -           8         -         -          3         -
  Amortizations:
    Initial net obligation                  2         34         34        -         -          -
    Plan amendments                        61         50         50         2         2          2
    Actuarial (gain) loss                  -          -         (12)       46        34         38
  PBGC, Multiemployer, other                7          8          8         7         7          7
                                      --------   --------    -------   -------   -------    -------
  Net expense*                            150        103         55       277       271        264
                                      ========   ========    =======   =======   =======    =======

*Excludes amounts in specialcharges.

Assumptions:
  Expected return on plan assets       9 1/2%     9 1/2%     9 1/2%    7 1/8%        8%         8%
  Discount rate - expense              7 1/8%         8%         8%    7 1/8%        8%         8%
  Discount rate - projected obligation 6 3/4%     7 1/8%         8%    6 3/4%    7 1/8%         8%
  Rate of compensation increase            3%         3%       2.9%        3%        3%       2.9%

  Trend rate
    -beginning next year                  n/a        n/a        n/a      8.1%      8.8%       8.6%
    -ending rate                          n/a        n/a        n/a      4.8%      4.8%       4.8%
    -ending year                          n/a        n/a        n/a      2010      2010       2010

A one-percentage-point change in assumed health care cost trend rates would have an effect of $20 million on the total service and interest cost components of the 2003 OPEB expense and of $260 million on the November 30, 2002 projected benefit obligation for OPEB.

We filed a motion with the Court to form a committee under Section 1114 of the Code with the possible outcome being a reduction or elimination of Bethlehem's requirement to pay retiree medical and life insurance benefits.


                              F-4 (Page 18 of 24)

                       I.  STOCKHOLDER RIGHTS AGREEMENT

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

                              F-4 (Page 19 of 24)

                               J.  STOCK OPTIONS

At December 31, 2002, we had options outstanding under various Plans approved by our stockholders. New options can be granted only under the Plan approved in 2001, which reserved 6,400,000 shares of Common Stock for such use. At December 31, 2002, options on 5,480,750 shares of Common Stock were available for granting. Under the plans, the option price is the fair market value of our Common Stock on the date the option is granted. Options issued under the Plans become exercisable one to four years after the date granted and expire ten years from the date granted. Exercisable options may be surrendered for the difference between the option price and the quoted market price of the Common Stock on the date of surrender. Depending on the circumstances, option holders receive either Common Stock, cash, or a combination of Common Stock and cash. Because of the surrender component in our options, related expense is recognized periodically based on the difference between the option price and current quoted market prices. No options were granted in 2002. Compensation expense recognized and weighted average fair value for the options granted in 2002, 2001 and 2000 were not material.

Changes in options outstanding during 2002, 2001 and 2000 were as follows:


                                          Number of         Weighted
                                           Options       Average Price
-----------------------------------------------------------------------
Balance December 31, 1999                5,682,077       $          13
        Granted                            889,250                   6
        Terminated or canceled            (286,899)                 15
        Surrendered or exercised            (1,000)                  6
-----------------------------------------------------------------------
Balance December 31, 2000                6,283,428                  12
        Granted                          1,145,450                   3
        Terminated or canceled            (514,919)                 13
        Surrendered or exercised           (10,360)                  8
-----------------------------------------------------------------------
Balance December 31, 2001                6,903,599                  11
        Terminated or canceled            (668,745)                 10
-----------------------------------------------------------------------
Balance December 31, 2002                6,234,854       $          11
=======================================================================


Options exercisable at the end of 2002, 2001 and 2000 were 4,938,516; 4,575,387 and 4,303,416.

Information on our stock options at December 31, 2002 follows:


                  Number of  Average     Average       Number of     Average
   Range of        Options   Exercise  Contractual      Options      Exercise
Exercise Prices  Outstanding   Price   Life (Years)   Exercisable     Price
------------------------------------------------------------------------------
$2.375 - 7.37      1,864,727 $     4             8        751,914    $    5
 8.125 - 20.375    4,370,127      13             4      4,186,602        13
                   ---------                            ---------
Total              6,234,854      11             5      4,938,516        12
                   =========                            =========

------------------------------------------------------------------------------



                              F-4 (Page 20 of 24)

                           K.  STOCKHOLDERS' DEFICIT


                                                                                                                    Accumulated
                                                                                                               --------------------
                                                                                                                            <C)
                                                                                                               Other

(Shares in thousands        Preferred Stock  Preference Stock   Common Stock     Common Stock    Additional    Compre-
and dollars in millions,    $1.00 Par Value  $1.00 Par Value   $1.00 Par Value  Held in Treasury   Paid-In     hensive
except per share data)      Shares   Amount  Shares    Amount  Shares   Amount  Shares    Amount   Capital     Income     Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999    11,623   $11.6   2,010      $2.0  133,589  $133.6  2,119    ($60.6)  $1,961.5   $      -      ($771.0)
Net loss for year                                                                                                           (118.4)
Dividends on Preferred Stock                                                                         (40.4)
Preference Stock:
        Stock dividend                          100       0.1                                         (0.1)
        Issued                                   84       0.1                                          0.1
        Converted                              (138)     (0.1)     138     0.1
Common Stock:
        Acquired                                                                2,732      (5.1)
        Issued                                                     897     0.9                         5.7
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000    11,623    11.6   2,056       2.1  134,624   134.6  4,851     (65.7)   1,926.8          -       (889.4)
Net loss for year                                                                                                         (1,949.6)
Minimum pension adjustment                                                                                      (833.0)
Dividends on Preferred Stock                                                                         (20.2)
Preference Stock:
        Stock dividend                          102       0.1                                         (0.1)
        Issued                                   19        -                                             -
        Converted              (265)   (0.2)   (149)     (0.2)     783     0.8                        (0.4)
Common Stock:
        Acquired                                                                   47      (0.2)
        Issued                                                     374     0.4                         2.1
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001    11,358    11.4   2,028       2.0  135,781   135.8  4,898     (65.9)   1,908.2
(833.0)   (2,839.0)
Net loss for year                                                                                                           (699.6)
Minimum pension adjustment                                                                                    (1,072.0)
Preference Stock:
        Converted              (103)   (0.1)    (62)       -       306     0.3                        (0.2)
Common Stock:
        Acquired                                                                   54        -
        Issued                                                       5                                 1.9
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002    11,255   $11.3   1,966      $2.0  136,092  $136.1  4,952    $(65.9)  $1,909.9   $(1,905.0)  $(3,538.6)
------------------------------------------------------------------------------------------------------------------------------------

        Total non-owner changes in equity were as follows:


(Dollars in millions)                2002          2001          2000
-----------------------------------------------------------------------
Net Loss                         $   (699.6)   $(1,949.6)    $  (118.4)
Minimum Pension Adjustment         (1,072.0)      (833.0)           -
                                 -----------   -----------   ----------
                                 $ (1,771.6)   $(2,782.6)    $  (118.4)
                                 ===========   ===========   ==========
-----------------------------------------------------------------------

                              F-4 (Page 21 of 24)

        Preferred and Preference Stock issued and outstanding:

 (Shares in thousands)                                         December 31
---------------------------------------------------------------------------
                                                             2002     2001
                                                             ----     ----
Preferred Stock - Authorized 20,000 shares
$5.00 Cumulative Convertible Preferred Stock                 2,500    2,500
$2.50 Cumulative Convertible Preferred Stock                 3,999    4,000
$3.50 Cumulative Convertible Preferred Stock                 4,756    4,858

Preference Stock - Authorized 20,000 shares
Series "A" 5% Cumulative Convertible Preference Stock        1,288    1,324
Series "B" 5% Cumulative Convertible Preference Stock          678      704
---------------------------------------------------------------------------


Each share of $3.50 Cumulative Convertible Preferred Stock issued in 1993 is convertible into 2.39 shares of Common Stock, subject to certain events. Each share of the $5.00 Cumulative Convertible Preferred Stock and the $2.50 Cumulative Convertible Preferred Stock issued in 1983 is convertible into 1.77 and .84 shares of Common Stock, subject to certain events. During 2001, the Company declared and paid only the first and second quarter dividend on Preferred Stock. Under Delaware law, we have insufficient "surplus" to pay dividends on Preferred and Common Stock. The remaining 2001 and all of 2002 quarterly dividends are in arrears. Bethlehem's failure to pay dividends on its Preferred Stock for six consecutive quarters triggers the right of the holders of a majority of the Preferred Stock to demand that two directors nominated by them be appointed to the Board. To date, the holders of a majority of the Preferred Stock have not made any demand to have any new directors appointed to the Board. Dividend payments are also restricted by our GECC financing (See Note F, Debt and Capital Lease Obligations).

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



                              F-4 (Page 22 of 24)

                             L. EARNINGS PER SHARE

The following presents the details of our earnings per share calculations:


(Shares in thousands and dollars
in millions, except per share data)                  2002         2001         2000
------------------------------------------------------------------------------------------

Basic and Diluted Earnings Per Share
Net loss                                        $   (699.6)  $ (1,949.6)  $   (118.4)
Less dividend requirements:
  $2.50 preferred dividend-cash                      (10.0)       (10.0)       (10.0)
  $5.00 preferred dividend-cash                      (12.5)       (12.5)       (12.5)
  $3.50 preferred dividend-cash                      (16.9)       (17.7)       (17.9)
  5% preference dividend-stock                          -          (0.3)        (0.3)
------------------------------------------------------------------------------------------
    Total preferred and preference difidends         (39.4)       (40.5)       (40.7)
Net loss applicable to Common Stock             $   (739.0)  $ (1,990.1)  $   (159.1)
------------------------------------------------------------------------------------------
Average Shares of Common Stock outstanding         130,981      130,077      131,747
------------------------------------------------------------------------------------------
Basic and Diluted Earnings Per Share            $    (5.64)  $   (15.30)  $    (1.21)
==========================================================================================


                              F-4 (Page 23 of 24)

                   M.  QUARTERLY FINANCIAL DATA (UNAUDITED)


(Dollars in millions, except per share data)
---------------------------------------------------------------------------------------------------------------
                                           2002                                          2001
                         --------------------------------------------------------------------------------------
                            1Q         2Q         3Q        4Q          1Q           2Q         3Q        4Q
                         --------------------------------------------------------------------------------------
Net sales                $ 803.8  $   933.5  $   938.5  $  896.6  $ 877.9  $   911.1  $   825.4  $  719.9
Cost of sales              811.5      931.2      887.5     869.6    910.8      915.2      844.0     798.6
Net loss                   (97.3)    (118.9)     (54.2)   (429.2)  (118.4)  (1,131.9)    (152.2)   (547.1)
Net loss per
Common Share -
basic & diluted            (0.82)     (0.98)     (0.49)    (3.35)   (0.99)     (8.80)     (1.25)    (4.27)
---------------------------------------------------------------------------------------------------------------



                  N. INFORMATION ABOUT PRODUCTS AND SERVICES


Percentage of Bethlehem's Net Sales
By Major Product
-----------------------------------------------------------------------------
                                         2002         2001         2000
                                        ------       ------       ------
Steel mill products:
  Hot rolled sheets                      16.1%        15.3%        14.9%
  Cold rolled sheets                     16.1         15.2         18.9
  Coated sheets                          31.2         29.0         27.9
  Tin mill products                       8.2          7.9          6.3
  Plates                                 17.4         21.6         20.5
  Rail products                           2.8          3.5          3.9
  Other steel mill products               1.6          1.5          2.0
Other products and services
  (including raw materials and freight)   6.6          6.0          5.6
                                        ------       ------       ------
                                        100.0%       100.0%       100.0%
                                        ======       ======       ======
-----------------------------------------------------------------------------



Our largest customer, General Motors Corporation, accounts for about 10% of our consolidated sales in 2002, 2001 and 2000.


                              F-4 (Page 24 of 24)

                        Report of Independent Auditors


To the Board of Directors and
Stockholders of
Bethlehem Steel Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bethlehem Steel Corporation and its subsidiaries ("Bethlehem") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ PricewaterhouseCoopers LLP
------------------------------
Philadelphia, Pennsylvania
January 29, 2003


                                      F-5

                        CONSENT OF INDEPENDENT AUDITORS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 2-90795, No. 2-71699, No. 2-53880, No. 2-90796,
No.  2-67314, No.  33-23516, No. 33-23688, No. 33-52267, No. 33-58019, No.
33-58021, No.  33-60507, No. 333-53895, No. 333- 57157, and No. 333-91941)
of Bethlehem Steel Corporation of our report dated January 29, 2003 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP
------------------------------


Philadelphia, Pennsylvania
January 29, 2003

                               BETHLEHEM STEEL CORPORATION


                               10-K SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                ($ in Millions)



                                                      Charged
                                       Balance at    (Credited)                 Balance at
                                        12/31/01     to Income     Deductions    12/31/02
                                       ----------    ----------    ----------   ----------
Classification
  Doubtful Receivables & Returns            $22.6         $3.0      ($8.5)(a)        $17.1
  Deferred Income Tax Asset               1,460.0        240.0      (10.0)(b)      1,690.0



                                                      Charged
                                       Balance at    (Credited)                 Balance at
                                        12/31/00     to Income     Deductions    12/31/01
                                       ----------    ----------    ----------   ----------

Classification
  Doubtful Receivables & Returns            $19.6         $7.8      ($4.8)(a)        $22.6
  Deferred Income Tax Asset                 340.0      1,200.0      (80.0)(b)      1,460.0




                                                      Charged
                                       Balance at    (Credited)                 Balance at
                                       12/31/99      to Income     Deductions    12/31/00
                                       ----------    ----------    ----------   ----------

Classification
  Doubtful Receivables & Returns            $19.6         $0.1      ($0.1)(a)        $19.6
  Deferred Income Tax Asset                 325.0         26.0      (11.0)(b)        340.0



(a) Amounts written-off less collections and reinstatements.
(b) Expiration of NOL carryforward and other tax adjustments.

                                      F-7