Form 10-K/A
period 2002-12-31
BETHLEHEM STEEL CORP /DE/
filed 2003-03-28
CIK 11860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-K/A

                                (AMENDMENT NO. 1)


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |_|


Aggregate Market Value of Voting Stock held by Non-Affiliates:  $26,983,721

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


                      DOCUMENTS INCORPORATED BY REFERENCE:

     None

                           BETHLEHEM STEEL CORPORATION

                          ANNUAL REPORT ON FORM 10-K/A



                                TABLE OF CONTENTS
                                -----------------

PART III
                                                                           Page

ITEM 10. Directors and Executive Officers of the Registrant................  1

ITEM 11. Executive Compensation............................................  3

ITEM 12. Security Ownership of Certain Beneficial Owners and Management....  7

ITEM 13. Certain Relationships And Related Transactions....................  9

         Signatures........................................................ 10

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS

       The names of the directors, their principal occupations and the year in which each current Director of Bethlehem initially joined the Board of Directors are set forth below.

Benjamin R. Civiletti-- Mr. Civiletti, age 67, was elected a director of Bethlehem in 1993. He has been Chairman of Venable, Baetjer and Howard, a law firm, since 1993 and a partner since 1981. He had been Managing Partner of that firm from 1987 until 1993. He previously served as Attorney General of the United States from 1979 to 1981. Mr. Civiletti is also a director of MBNA America Bank, N.A., MBNA International Bank Limited and Wackenhut Corrections Corporation.

Worley H. Clark-- Mr. Clark, age 70, was elected a director of Bethlehem in 1993. He is President of W "H" Clark Associates, Ltd., a consulting firm. He retired as Chairman and Chief Executive Officer of Nalco Chemical Company, a manufacturer of specialty chemicals, in 1994, having held the positions of Chief Executive Officer since 1982 and Chairman since 1984 and having been an employee of that company since 1960. Mr. Clark is also a director of Exchange Cubed, LLC, Georgia-Pacific Corporation, Merchants' Exchange, Merrill Lynch & Co., Inc., Millennium Chemicals Inc. and Valero Energy Corporation.

John B. Curcio-- Mr. Curcio, age 68, was elected a director of Bethlehem in 1988. He was Chief Executive Officer and a director of Mack Trucks, Inc., a manufacturer of heavy-duty trucks, from 1983 until 1989 and Chairman of the Board from 1985 until his retirement. Mr. Curcio is also a director of Minerals Technologies, Inc. and Integrated Components Systems, Inc. and Vice Chairman of Dallas & Mavis Specialized Carrier Co. and Jupiter Logistics, de Mexico, S.A. de C.V.

Lewis B. Kaden -- Mr. Kaden, age 60, was elected a director of Bethlehem in 1994. He has been a partner of Davis Polk & Wardwell, a law firm, and an Adjunct Professor of Law at Columbia University since 1984, where he was a Professor of Law from 1976 to 1984.

Harry P. Kamen -- Mr. Kamen, age 69, was elected a director of Bethlehem in 1993. He retired in 1998 as Chairman of the Board and Chief Executive Officer of Metropolitan Life Insurance Company, a life insurance company, positions he held since 1993. He held the additional title of President of Metropolitan Life from December 1995 to November 1997. Mr. Kamen is also a director of BDirect Capital, Inc., MetLife, Inc., Pfizer Inc. and National Association of Securities Dealers, Inc.

William M. Landuyt -- Mr. Landuyt, age 47, was elected a director of Bethlehem in 1998. He has been Chairman and Chief Executive Officer of Millennium Chemicals Inc., an international chemicals company, since its demerger from Hanson PLC on October 1, 1996. He has also been President of Millennium since June 1997. Mr. Landuyt was a director and President and Chief Executive Officer of Hanson Industries (which managed the U.S. operations of Hanson PLC until the demerger) from June 1995 until the demerger, a director of Hanson PLC from 1992 until September 1996, Finance Director of Hanson PLC from 1992 to May 1995, and Vice President and Chief Financial Officer of Hanson Industries from 1988 to 1992. He joined Hanson Industries in 1983.

Robert S. Miller, Jr. -- Mr. Miller, age 61, was elected a director of Bethlehem on September 24, 2001. He was also elected Chairman and Chief Executive Officer on that date. Prior to joining Bethlehem, Mr. Miller had been Chairman and Chief Executive Officer of Federal Mogul Corporation, an automotive parts manufacturer, from September 2000 through January 2001; special advisor to Aetna, Inc., a health insurer, from February 2000 to September 2000; President and director of Reliance Group Holdings, Inc., a property and casualty insurance company, from November 1999 to February 2000; Chairman of the Board and Acting Chief Executive Officer of Waste Management Inc., a waste transporter, from October 1997 to July 1998 and from August 1999 to November 1999; Interim Chief Executive Officer of Federal Mogul from September 1996 to November 1996; Chairman of Morrison Knudsen Corporation (now Washington Group, Inc.), an engineering and construction firm, from April 1995 to September 1996; and senior partner at James D. Wolfensohn, Inc., a New York investment banking firm, from April 1992 to February 1993. From 1979 to March 1992, Mr. Miller was an executive of Chrysler Corporation, where he held various positions including Vice Chairman of the Board and Chief Financial Officer. Mr. Miller is a director of Federal Mogul Corporation, Pope & Talbot, Inc., Symantec Corporation and Waste Management Inc.

Shirley D. Peterson -- Mrs. Peterson, age 61, was elected a director of Bethlehem in 1996. She retired in June 2000 as President of Hood College, a position she held since 1995. She was a member of Steptoe & Johnson, a law firm, from 1993 through 1994, Commissioner of the Internal Revenue Service from 1992 to 1993, and an Assistant Attorney General (Tax Division), United States Department of Justice, from 1989 to 1992. Mrs. Peterson is also a Director of Federal Mogul Corporation and an Independent Trustee of Scudder Mutual Funds.

John F. Ruffle -- Mr. Ruffle, age 65, was elected a director of Bethlehem in 1990. He retired in 1993 as Vice Chairman of the Board of J.P. Morgan & Co. Incorporated, a bank holding company, and Morgan Guaranty Trust Co. of New York, a commercial bank, positions he held since 1985. Mr. Ruffle is also a director of American Shared Hospital Services, Inc., a Trustee of JP Morgan Series Trust II and a member of the Board of Managers of the North Moore Fund, LLC and JP Morgan Global Emerging Markets Fund, LLC.

       In addition to the business activities described above, the directors also participate in various other business, professional and charitable activities.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       The Securities Exchange Act of 1934 requires Bethlehem's directors and executive officers and certain other stockholders to file reports of ownership and changes in ownership of Bethlehem stock with the Securities and Exchange Commission. To Bethlehem's knowledge, all such reports for 2002 were timely filed, except that Bethlehem filed one report late reflecting the disposition of 1,035 shares of Bethlehem Common Stock with a value of $227 by B. E. Derrico.


ITEM 11.   EXECUTIVE COMPENSATION


DIRECTOR COMPENSATION

       Each non-employee director receives the following compensation for service:

o      an annual retainer of $25,000, payable quarterly;

o an annual retainer of $5,000, payable quarterly, to the Chairman of each of the Audit Committee, Compensation Committee and Committee on Directors;

o attendance fees of $1,000 for the Annual Meeting of Stockholders, any Board of Directors meeting, and any committee meeting(s) whether or not held on the same day as a board meeting; and

o 500 shares of Bethlehem Common Stock awarded on December 1 of each year pursuant to the 1994 Non-Employee Directors Stock Plan, which was approved by stockholders. Such shares were not issued during 2002 because of Bethlehem's chapter 11 filing.

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


SUMMARY COMPENSATION TABLE

       The following table shows the aggregate compensation awarded or paid to, or earned by, Bethlehem's chief executive officer and each of Bethlehem's other four most highly compensated executive officers (collectively, the "Named Executive Officers").

                                                 Annual Compensation                           Long-Term Compensation
---------------------------------------------------------------------------------------------------------------------------------
                                                                         Other                       Securities
                                                                        Annual         Restricted    Underlying     All Other
                                                                        Compen-           Stock       Options/       Compen-
                              Year      Salary ($)      Bonus($)     sation(1)($)     Awards(2)($)    SARs (#)    sation(3)(4)($)
---------------------------------------------------------------------------------------------------------------------------------
Robert S. Miller, Jr.         2002         900,000              0               0                0            0             0
Chairman and                  2001         242,500              0               0           27,000      200,000        75,000
Chief Executive
Office
---------------------------------------------------------------------------------------------------------------------------------
Leonard M. Anthony            2002         320,000              0               0                0            0         1,316
Senior Vice President         2001         206,250              0           3,885           32,700       15,000         3,747
and Chief Financial           2000         166,875              0               0           42,188       12,000         6,786
Officer
---------------------------------------------------------------------------------------------------------------------------------
Lonnie A. Arnett              2002         338,750              0               0                0            0        10,720
Vice President                2001         330,000              0         127,068           32,700       18,000        21,972
and Controller                2000         330,000              0               0           56,250       18,000        27,357
---------------------------------------------------------------------------------------------------------------------------------

Ronald F. Chango              2002         330,000              0               0                0            0         4,858
Vice President and            2001         339,750              0         215,536           49,050       30,000        30,966
General Manager, and          2000         268,125              0               0           84,375       30,000         6,800
President, Burns
Harbor
Division
William H. Graham             2002         365,000              0               0                0            0        12,879
Senior Vice President,        2001         365,000              0         209,129           32,700       15,000        27,129
General Counsel and           2000         361,667              0               0           56,250       15,000        30,330
Secretary



(1) Relates to the unfunded retirement benefits payable to such officers under the Excess Benefit Plan and Supplemental Benefits Plan and represents the amount of payments to cover tax liabilities arising from the purchase of individually owned annuities to secure a portion of such benefits.

(2) Fair market value at date of issuance of restricted shares of Common Stock awarded under the Key Employee Stock Investment Award Program. Dividends, if declared, are payable upon the restricted stock. The aggregate number of shares of restricted stock awarded under the Key Employee Stock Investment Award Program and held by each of the named individuals at December 31, 2002, and the aggregate value of these shares based on a market value of $.11 per share at December 31, 2002, is as follows: Mr. Miller, 50,000 restricted shares with a value of $5,500; Mr. Anthony, 30,000 restricted shares with a value of $3,300; Mr. Arnett, 42,500 restricted shares with a value of $4,675; Mr. Chango, 44,500 restricted shares with a value of $4,895; and Mr. Graham, 50,000 restricted shares with a value of $5,500.

(3) "All Other Compensation" consists of supplemental insurance costs, Matching Company Contributions to the Savings Plan, cash or single premium annuities purchased to cover the shortfall of Matching Company Contributions to the Savings Plan due to Internal Revenue Code limitations, and the value of split dollar insurance benefits in the following respective amounts for 2002: Mr. Miller, $0, $0, $0 and $0; Mr. Anthony, $1,108, $0, $208 and $0; Mr. Arnett, $4,852, $0, $3,322 and
       $2,546; Mr. Chango, $1,818, $0, $3,040 and $0; and Mr. Graham, $1,569,
       $0, $4,049 and $7,261. Split Dollar Insurance is in lieu of the Group Term Life Insurance generally provided by Bethlehem to its salaried employees. Each executive pays his own premium for the term life portion of the insurance policy. Bethlehem is reimbursed for the total premium amount advanced out of the proceeds of the insurance policy if the individual dies while the split dollar arrangement is in effect or out of the built-up cash value of the policy if the arrangement terminates prior to the death of the individual. As security for repayment, Bethlehem is a collateral assignee of the policy to the extent of any such unreimbursed premium.

(4) Mr. Miller received a monthly housing rental allowance and allowance for automobile leases through September, 2002.



EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

       As noted above, Bethlehem has entered into modified change in control agreements with Messrs. Anthony, Arnett, Chango and Graham. Mr. Miller does not have a change in control agreement. The agreements provide generally that the executive officer is entitled to certain severance benefits if the executive officer's employment is terminated other than for cause, retirement or disability within two years after a change in control (as defined below) or if the executive officer terminates his or her employment for good reason within such two-year period, or for any reason during the 30-day period following the first anniversary of the change in control. The benefits include the following:


o a lump-sum payment of up to two times annual base salary and average bonus;

o a lump-sum payment with respect to the benefits to which the executive officer is entitled under Bethlehem's Excess Benefit Plan or the Supplemental Benefits Plan of Bethlehem Steel Corporation and Subsidiary Companies;

o the continuation of life, disability and accident insurance and medical plan coverage for three years; and

o an additional payment equal to any Federal excise tax liability incurred as a result of payments to be made under the agreement or otherwise in connection with the change in control or the executive officer's termination of employment.


For purposes of the agreements, the term "change in control" generally means:

o a purchase of Bethlehem Common Stock, or securities convertible into Common Stock pursuant to a tender or exchange offer;

o the acquisition by certain third parties of 20% or more of the voting power of Bethlehem's outstanding stock;

o      a majority change in the composition of Bethlehem's Board of Directors;

o the consummation of a merger or consolidation of Bethlehem with another company resulting in more than a 25% change in stock ownership;

o      the approval by Bethlehem's stockholders of a plan of liquidation; or

o the dissolution of Bethlehem or the sale of all or substantially all of Bethlehem's assets.



STOCK OPTION/SAR GRANTS IN 2002

       During 2002, no stock options or SARs were granted to the Named Executive Officers.

AGGREGATED STOCK OPTION/SAR EXERCISES IN 2002 AND DECEMBER 31, 2002, STOCK OPTION VALUES

                                                                         Number of Shares        Value of Unexercised
                                                                   Underlying Unexercised                In-the-Money
                             Shares Acquired         Value   Options/SARs at 12/31/02 (#)    Options/SARs at 12/31/02
                              on Exercise(#)  Realized ($)      Exercisable/Unexercisable   Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------
Robert S. Miller, Jr.                      0             0                    200,000/0                           0/0
Leonard M. Anthony                         0             0                22,200/18,000                           0/0
Lonnie A. Arnett                           0             0               100,000/27,000                           0/0
Ronald F. Chango                           0             0                39,200/39,500                           0/0
William H. Graham                          0             0               107,250/23,750                           0/0
---------------------------------------------------------------------------------------------------------------------


PENSION PLAN TABLE

                                                              Estimated Annual Retirement Benefit
---------------------------------------------------------------------------------------------------------------------
                                                 25                   30                  35                   40
Covered                                    Years of             Years of            Years of             Years of
Compensation                                Service              Service             Service              Service
---------------------------------------------------------------------------------------------------------------------
$     300,000                          $    118,125         $    141,750        $    165,750         $    189,750
      400,000                               157,500              189,000             221,000              258,000
      500,000                               196,875              236,250             276,250              316,250
      600,000                               236,250              283,500             331,500              379,500
      700,000                               275,625              330,750             386,750              442,750
      800,000                               315,000              378,000             442,000              506,000
      900,000                               354,375              425,250             497,250              569,250
    1,000,000                               393,750              472,500             552,500              632,500
---------------------------------------------------------------------------------------------------------------------


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

       Covered compensation for purposes of determining retirement benefits for the Named Executive Officers generally consists of salary and incentive compensation reported in the "Bonus" column in the Summary Compensation Table. The monthly retirement benefit payable is generally determined by multiplying average monthly covered compensation (for salary, the highest consecutive 60 months in the last 120 months of continuous service and for incentive compensation, the five highest 12-month periods, whether or not consecutive, in the last 120 months of continuous service) times 1.575% times the number of credited years of service up to 30 years and 1.6% for years over 30 years. Benefits are also subject to a deduction for social security benefits as well as certain other adjustments.

       As of December 31, 2002, the credited years of service under the Pension Plan or Supplemental Benefits Plan for Messrs. Miller, Anthony, Arnett, Chango and Graham were one year, 24 years, 34 years, 32 years and 30 years, respectively.

       On December 18, 2002, the Pension Benefit Guaranty Corporation ("PBGC") filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging there was sufficient cause under applicable laws to terminate the Pension Plan. The complaint requests, among other things, that the PBGC be appointed as the Plan's trustee and December 18, 2002 be established as the Plan's termination date. Bethlehem is considering all legal options. A termination would require Bethlehem to transfer administration responsibilities for the Plan and transfer ownership of the Plan's assets to the PBGC and would materially affect the benefits described above.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNERSHIP OF DIRECTOR NOMINEES AND EXECUTIVE OFFICERS

       The following table shows the shares of Bethlehem Common Stock beneficially owned, directly or indirectly, by each current director, Messrs. Miller, Anthony, Arnett, Chango and Graham, and all directors and executive officers as a group on February 28, 2003. None of the directors or executive officers of Bethlehem, except for Mr. Kamen, own any shares of Bethlehem

Preferred Stock or ESOP Preference Stock. Mr. Kamen beneficially owns 1,000 shares of Bethlehem $5.00 Preferred Stock.

                                                           Amount and Nature of
Name                                                 Beneficial Ownership(1)(2)       Percent of Class(3)
------------------------------------------------------------------------------------------------------------
Benjamin R. Civiletti                                                     5,200                       (4)
Worley H. Clark                                                           6,000                       (4)
John B. Curcio                                                            9,000                       (4)
Lewis B. Kaden                                                           26,585                       (4)
Harry P. Kamen                                                           12,900                       (4)
William M. Landuyt                                                       23,588                       (4)
Robert S. Miller, Jr.                                                   238,074                       (4)
Shirley D. Peterson                                                       8,500                       (4)
John F. Ruffle                                                            6,000                       (4)
Leonard M. Anthony                                                       71,705                       (4)
Lonnie A. Arnett                                                        172,251                       (4)
Ronald F. Chango                                                        108,684                       (4)
William H. Graham                                                       185,881                       (4)
20 directors and executive officers as a
group (including those named above)                                   1,468,569                        2%
------------------------------------------------------------------------------------------------------------


(1) The figures shown include a total of 88,705 shares allocated as of February 28, 2003 to the accounts of participants under the Savings Plan for Salaried Employees of Bethlehem Steel Corporation and Subsidiary Companies. Bethlehem matches employee contributions up to 4% of base salary. These matching contributions are in the form of Bethlehem Common Stock. Matching company contributions were temporarily suspended as of July 2001. Employees also have the option to have their contributions invested in Bethlehem Common Stock. As of February 28, 2003, there were approximately 2,800 participants holding a total of 9,083,283 shares of Bethlehem Common Stock in the Savings Plan, representing approximately 8% of total outstanding shares.

(2) The Securities and Exchange Commission deems a person to have beneficial ownership of all shares which that person has the right to acquire within 60 days. The figures shown include fully vested stock options and stock options subject to acquisition within 60 days that were granted under the 1988, 1994, 1998 and 2001 Stock Incentive Plans of Bethlehem to the following individuals and group: Mr. Miller, 200,000 shares; Mr. Anthony, 29,700 shares; Mr. Arnett, 113,500 shares, Mr. Chango, 56,200 shares; and Mr. Graham, 119,750 shares; and the directors and executive officers as a group, 870,850 shares.

(3) Based upon 131,303,416 total outstanding shares of Bethlehem Common Stock on February 28, 2003.

(4) The number of shares deemed to be owned by each director or executive officer represents less than 1% of the outstanding shares.


FIVE PERCENT STOCKHOLDERS

       On February 28, 2003, there were outstanding a total of (a) 131,303,416 shares of Bethlehem Common Stock, owned of record by approximately 30,000 stockholders and (b) 1,954,348 shares of Bethlehem ESOP Preference Stock, beneficially owned under a qualified plan by approximately 11,400 participants.

To the knowledge of the Board, no other person beneficially owned 5% or more of Bethlehem Common Stock or ESOP Preference Stock.


Equity Compensation Plan Information as of December 31, 2002


                                                                                                 NUMBER OF SECURITIES
                                 NUMBER OF SECURITIES                                          REMAINING AVAILABLE FOR
                                     TO BE ISSUED              WEIGHTED-AVERAGE                 FUTURE ISSUANCE UNDER
                                   UPON EXERCISE OF            EXERCISE PRICE OF              EQUITY COMPENSATION PLANS
                                 OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,              (EXCLUDING SECURITIES
                                 WARRANTS AND RIGHTS          WARRANTS AND RIGHTS              REFLECTED IN COLUMN (A))
PLAN CATEGORY                            (A)                            (B)                               (C)
------------------------------------------------------------------------------------------------------------------------
Equity compensation
  plans approved by
  security holders(1)                 6,234,854                        $11.00                           5,254,550

Equity compensation
  plans not approved
  by security holders(2)
                                      ---------                        ------                           ---------

             Total                    6,234,854                        $11.00                           5,254,550
------------------------------------------------------------------------------------------------------------------------



(1) The information listed relates to various stock incentive plans approved by Bethlehem's stockholders. Stockholders also approved Bethlehem's 1994 Non-employee Directors Stock Plan, as described under "Director Compensation" of this Report. Under that plan, 100,000 shares of Bethlehem Common Stock were authorized for issuance. As of December 31, 2002, 41,000 shares have been issued and 59,000 shares remain available for issuance under that plan.

(2)    All equity compensation plans have been approved by security holders.


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

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bethlehem Steel Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.


                              BETHLEHEM STEEL CORPORATION,

                              By: /s/ Lonnie A. Arnett
                                  ----------------------------------------
                                  Lonnie A. Arnett
                                  Vice President and Controller
                                  (principal accounting officer)










































CWCE727