Form 10-Q
period 2003-03-31
BETHLEHEM STEEL CORP /DE/
filed 2003-05-20
CIK 11860

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2003
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

                              Yes [X]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                              Yes [ ]    No [X]


Number of Shares of Common Stock Outstanding as of May 16, 2003: 131,356,979

            BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                      INDEX

                                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

   Consolidated Statements of Operations -
       Three Months Ended March 31, 2003
       and 2002 (unaudited)............................................................     2

   Consolidated Balance Sheets -
       March 31, 2003 (unaudited) and December 31, 2002................................     3

   Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 2003
       and 2002 (unaudited)............................................................     4

   Notes to Consolidated Financial Statements (unaudited)..............................     5

Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition........................................     8

Item 4.  Controls and Procedures.......................................................    13


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings......................................................    14

       Item 3.  Defaults Upon Senior Securities........................................    14

       Item 5.  Other Information......................................................    14

       Item 6.  Exhibits and Reports on Form 8-K.......................................    15

Signatures ............................................................................    16

Certifications.........................................................................    17


                          BETHLEHEM STEEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in millions)
                                  (unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31
                                                                                     ---------------------------------------
                                                                                           2003                  2002
                                                                                     -----------------     -----------------
NET SALES                                                                                     $ 907.7               $ 803.8
                                                                                     -----------------     -----------------

COSTS AND EXPENSES
       Cost of sales                                                                            866.1                 811.5
       Depreciation                                                                              60.1                  60.5
       Selling, administration and general expense                                               17.0                  25.1
       Impairment and other charges (Note 2)                                                  2,300.0                     -
                                                                                     -----------------     -----------------
TOTAL COSTS AND EXPENSES                                                                      3,243.2                 897.1
                                                                                     -----------------     -----------------

LOSS FROM OPERATIONS                                                                         (2,335.5)                (93.3)

REORGANIZATION ITEMS (Note 4)                                                                    (5.6)                 (2.1)

FINANCING EXPENSE - NET (Note 5)                                                                (12.6)                (12.2)
                                                                                     -----------------     -----------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          (2,353.7)               (107.6)

BENEFIT FROM INCOME TAXES (Note 6)                                                                  -                  10.3
                                                                                     -----------------     -----------------

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                           (2,353.7)                (97.3)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 3)                                                 (12.5)                    -
                                                                                     -----------------     -----------------

NET LOSS                                                                                     (2,366.2)                (97.3)

DIVIDEND REQUIREMENTS ON PREFERRED AND PREFERENCE STOCK                                           9.8                   9.9
                                                                                     -----------------     -----------------

NET LOSS APPLICABLE TO COMMON STOCK                                                        $ (2,376.0)             $ (107.2)
                                                                                     =================     =================


NET LOSS PER COMMON SHARE (BASIC AND DILUTED):
       Net loss before cumulative effect of accounting change                                $ (18.00)              $ (0.82)
       Cumulative effect of accounting change                                                   (0.10)                    -
                                                                                     -----------------     -----------------
       Net loss per common share                                                             $ (18.10)              $ (0.82)
                                                                                     =================     =================

AVERAGE SHARES OUTSTANDING:
       Basic and Diluted                                                                        131.3                 130.9


                                 ADDITIONAL DATA

       Steel products shipped (thousands of net tons)                                           1,948                 1,880
       Raw steel produced (thousands of net tons)                                               2,199                 2,306



               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

                           BETHLEHEM STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)

                                     ASSETS

                                                                                        MARCH 31             DECEMBER 31
                                                                                          2003                  2002
                                                                                      (unaudited)
                                                                                    -----------------      ----------------
CURRENT ASSETS:
       Cash and cash equivalents                                                              $ 40.9                $ 67.6
       Receivables, less allowances                                                            372.3                 350.2
       Inventories:
            Raw materials                                                                      215.9                 224.6
            Finished and semifinished                                                          526.0                 516.3
                                                                                    -----------------      ----------------
            Total Inventories                                                                  741.9                 740.9
       Other current assets                                                                      9.1                  27.6
                                                                                    -----------------      ----------------
TOTAL CURRENT ASSETS                                                                         1,164.2               1,186.3
INVESTMENTS AND MISCELLANEOUS ASSETS (Note 2)                                                   13.4                  76.9
PROPERTY, PLANT AND EQUIPMENT - NET (Notes 2 and 3)                                            347.9               2,615.5
                                                                                    -----------------      ----------------
TOTAL ASSETS                                                                               $ 1,525.5             $ 3,878.7
                                                                                    =================      ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Accounts payable                                                                      $ 166.7               $ 167.6
       Accrued employment costs                                                                 94.1                 102.6
       Accrued taxes                                                                            35.9                  31.3
       Debt and capital lease obligations - current                                            693.0                 695.7
       Other current liabilities                                                                47.4                  50.1
                                                                                    -----------------      ----------------
TOTAL CURRENT LIABILITIES                                                                    1,037.1               1,047.3

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                    80.5                  84.9
DEFERRED GAIN                                                                                   76.1                  81.5
LONG-TERM LIABILITIES (Note 3)                                                                  47.4                  41.8

LIABILITIES SUBJECT TO COMPROMISE (Note 7)                                                   6,100.4               6,073.4

STOCKHOLDERS' DEFICIT:
       Preferred Stock                                                                          11.3                  11.3
       Preference Stock                                                                          1.9                   2.0
       Common Stock                                                                            136.3                 136.1
       Common Stock held in treasury at cost                                                   (65.9)                (65.9)
       Additional paid-in capital                                                            1,910.2               1,909.9
       Accumulated other comprehensive loss                                                 (1,905.0)             (1,905.0)
       Accumulated deficit                                                                  (5,904.8)             (3,538.6)
                                                                                    -----------------      ----------------
TOTAL STOCKHOLDERS' DEFICIT                                                                 (5,816.0)             (3,450.2)
                                                                                    -----------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $ 1,525.5             $ 3,878.7
                                                                                    =================      ================



               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

                           BETHLEHEM STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)
                                   (unaudited)

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                         ---------------------------------------
                                                                                               2003                  2002
                                                                                         -----------------      ----------------
OPERATING ACTIVITIES:
       Net loss                                                                                $ (2,366.2)              $ (97.3)

       Adjustments for items not affecting cash from operating activities:
            Depreciation and amortization                                                            60.1                  60.5
            Impairment and other charges (Note 2)                                                 2,300.0                     -
            Cumulative effect of accounting change (Note 3)                                          12.5                     -
            Recognition of deferred gains                                                            (5.4)                 (5.6)
            Reorganization items                                                                      5.6                   2.1
            Other - net                                                                               1.9                   4.9
       Working capital (excluding financing and investing activities):
            Receivables                                                                             (22.6)                (20.0)
            Inventories                                                                                 -                   3.1
            Accounts payable                                                                         (1.0)                 (9.8)
            Other                                                                                     3.1                  10.7
       Funding Postretirement Benefits:
            Pension funding less than expense  (Note 1)                                                 -                  35.6
            Retiree healthcare and life insurance benefit payments less than expense                 11.7                  14.1
                                                                                         -----------------      ----------------
CASH USED FOR OPERATING ACTIVITIES BEFORE REORGANIZATION ITEMS                                       (0.3)                 (1.7)

       Reorganization items                                                                          (5.6)                 (2.1)
                                                                                         -----------------      ----------------
CASH USED FOR OPERATING ACTIVITIES                                                                   (5.9)                 (3.8)
                                                                                         -----------------      ----------------

INVESTING ACTIVITIES:
       Capital expenditures                                                                         (15.7)                (14.2)
       Cash proceeds from asset sales                                                                10.4                  16.6
                                                                                         -----------------      ----------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                                     (5.3)                  2.4
                                                                                         -----------------      ----------------

FINANCING ACTIVITIES:
       Borrowings                                                                                    15.0                   0.5
       Debt and capital lease payments                                                              (22.1)                (18.1)
       Other payments                                                                                (8.4)                 (9.0)
                                                                                         -----------------      ----------------
CASH USED FOR FINANCING ACTIVITIES                                                                  (15.5)                (26.6)
                                                                                         -----------------      ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (26.7)                (28.0)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                      67.6                 104.0
                                                                                         -----------------      ----------------
                          - END OF PERIOD                                                          $ 40.9                $ 76.0
                                                                                         =================      ================



 SUPPLEMENTAL CASH INFORMATION:
        Interest and other financing costs, net of amount capitalized                              $ 12.6                 $ 7.8
        Capital lease obligations incurred                                                              -                   1.9



               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

                           BETHLEHEM STEEL CORPORATION

            NOTES TO MARCH 31, 2003 CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. These Consolidated Financial Statements are unaudited and should be read together with audited financial statements in Bethlehem's Annual Report on Form 10-K for the year ended December 31, 2002 and other reports filed with the Securities and Exchange Commission during 2003.

On October 15, 2001, Bethlehem Steel Corporation and 22 of its wholly owned subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under chapter 11 of the United States Code (the Code) in the United States Bankruptcy Court for the Southern District of New York (the Court).

On March 12, 2003, we signed an asset purchase agreement (APA) to sell substantially all of our assets to a subsidiary of International Steel Group, Inc. (ISG) for cash, ISG Class B common stock and the assumption of certain liabilities. The transaction is expected to provide Bethlehem sufficient cash to satisfy all allowed secured, administrative and priority claims. Under the terms of the APA, the ISG Class B common stock with an expected value of $15 million is available to be distributed to the pre-peition unsecured creditors upon confirmation by the Court of a chapter 11 liquidating plan. No value will be distributed to holders of Bethlehem's common, preferred or preference equity. The APA was approved by the Court on April 22, 2003. In connection with the approval of the APA, among other matters, the United Steelworkers of America agreed to release substantially all claims against Bethlehem and subsidiary companies; the trustees of the funds under the Coal Industry Health Benefit Retiree Act of 1992 agreed to withdraw their civil action filed on March 18, 2003 in the United States District Court for the District of Columbia for injunctive relief and agreed to settle certain claims against Bethlehem and "related persons;" and the Pension Benefit Guaranty Corporation (PBGC) agreed to release certain claims against any member of Bethlehem's "controlled group" under Title IV of ERISA. Closing was completed on May 7, 2003, however, the opening of business on May 1, 2003 is the effective closing date for financial purposes. Bethlehem plans to file a chapter 11 liquidating plan with the Court within 60 days. Upon confirmation of such plan by the Court, Bethlehem's chapter 11 case can be closed.

On March 25, 2003, the Court approved a motion under section 1114 of the Code terminating health care and life insurance benefits (OPEB) for claims incurred after March 31, 2003, for substantially all current and future retired employees and their eligible dependents. Claims incurred on or before March 31, 2003 and received on or before May 31, 2003 will be paid. The Court also required, if sufficient funds are available, Bethlehem to reimburse up to two weeks of COBRA premiums paid by Bethlehem's COBRA enrollees after all allowed secured, priority and administrative claims have been paid. Any remaining cash will be paid to ISG under the terms of the APA.

On December 18, 2002, the PBGC filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging there was sufficient cause under applicable laws to terminate the Pension Plan of Bethlehem Steel Corporation and Subsidiary Companies (the Pension Plan). The complaint requested, among other things, that December 18, 2002 be established as the Pension Plan's termination date and that the PBGC be appointed the Pension Plan's ERISA trustee with full responsibility for managing Pension Plan assets and administering Pension Plan benefits. By agreement dated April 30, 2003, the litigation was resolved on the basis that the Pension Plan be terminated effective December 18, 2002 and the PBGC assume the duties of ERISA trustee of the Pension Plan effective April 30, 2003. As a result of the PBGC's action to terminate Bethlehem's Pension Plan, we are not recording any pension expense in 2003.

2. As a result of the events mentioned in Note 1, Bethlehem recorded in March 2003 a loss for impairment of long-lived assets of approximately $2.3 billion and a loss for unrecognized past service cost resulting from the termination of OPEB of $10 million. In addition, Bethlehem adopted the liquidation basis of accounting as of April 30, 2003. The liquidation basis of accounting requires Bethlehem to accrue approximately $28 million as an estimate for expenses to be incurred during the period through closing the chapter 11 case. It also requires that assets be stated at their estimated net realizable value which was accomplished with the impairment charge recognized in March 2003. Bethlehem's pre-petition unsecured liabilities of approximately $6 billion continue to be valued at their historical basis until "legal release" by the Court. This release will occur when the ISG Class B common stock, with an expected value of $15 million becomes available to distribute to pre-petition unsecured creditors. Such creditors are also entitled to receive the benefits of any bankruptcy avoidance claims that Bethlehem may have.

The pro forma statement of net liabilities as of March 31, 2003 reflecting (1) the adoption of the liquidation basis of accounting, (2) the sale of substantially all of our assets to ISG and (3) the revaluation of liabilities upon "legal release" to the anticipated settlement value of the ISG Class B common stock follows ($ in millions):

    BETHLEHEM STEEL CORPORATION
    PRO FORMA CONSOLIDATED STATEMENT OF NET LIABILITIES
    MARCH 31, 2003

    ASSETS                                                         Historical          Adjustments              Pro Forma
                                                                -----------------    -----------------    -------------------
      Current Assets:
        Cash and cash equivalents                               $         40.9       $         57.1  a     $         98.0
        Receivables - net                                                372.3               (252.3) a              120.0
        Inventories                                                      741.9               (741.9) a                 -
        Other current assets                                               9.1                  0.9  a               10.0
                                                                -----------------    -----------------    -------------------
      Total Current Assets                                             1,164.2               (936.2)                228.0
      Investments and Miscellaneous Assets                                13.4                  1.6  a               15.0
      Property, Plant and Equipment - net                                347.9               (347.9) a                 -
                                                                -----------------    -----------------    -------------------
      Total Assets                                                     1,525.5             (1,282.5)                243.0
                                                                -----------------    -----------------    -------------------

    LIABILITIES
      Current Liabilities:
        Accounts payable                                                 166.7               (166.7) a                 -
        Accrued employment costs                                          94.1                  7.9  a,b            102.0
        Secured debt and capital lease obligations-current               693.0               (693.0) a                 -
        Other current liabilities                                         83.3                 57.7  a,b            141.0
                                                                -----------------    -----------------    -------------------
      Total Current Liabilities                                        1,037.1               (794.1)                243.0
      Secured Debt and Capital Lease Obligations                          80.5                (80.5) a                 -
      Deferred Gains and Other Long-Term Liabilities                     123.5               (123.5) a,b               -
      Liabilities Subject to Compromise                                6,100.4             (6,100.4) a,b               -
                                                                -----------------    -----------------    -------------------

      Total Liabilities                                                7,341.5             (7,098.5)                243.0
                                                                -----------------    -----------------    -------------------
      Net Liabilities                                           $     (5,816.0)       $     5,816.0        $           -
                                                                =================    =================    ===================

Notes:
a   Adjustment to reflect sale of assets to ISG and April activity.
b Adjustment to write-down liabilities of approximately $5.9 billion to anticipated settlement amount and to record accruals of approximately $28 million for estimated costs through closing the chapter 11 case.


3. On January 1, 2003, Bethlehem adopted FASB Statement No. 143, Accounting for Asset Retirement Obligations. The Statement requires the recognition of a liability and an asset for the estimated cost of disposal as part of the initial cost of a long-lived asset and subsequent amortization of the asset to expense. As a result of adopting this Statement, we increased property, plant and equipment, net by $1 million, other long-term liabilities by $13 million and recorded a $12 million charge for the "cumulative effect of a change in accounting principle" to account for depreciation and interest expense that would have been recorded since the affected assets were placed in service through December 31, 2002.

4. Net costs resulting from reorganization of the businesses have been reported in the statement of operations separately as reorganization items. For the three-month periods ended March 31, 2003 and 2002, the following have been recorded ($ in millions):

                                                       2003               2002
                                                 ----------------- -----------------
      Professional and other fees                 $          5.7    $          4.3
      Gains from termination of contracts                     -               (2.0)
      Interest income                                       (0.1)             (0.2)
                                                 ----------------- -----------------
      Total                                       $          5.6    $          2.1
                                                 ================= =================

5. Interest at the stated contractual amount on unsecured debt that was not charged to earnings as a result of our chapter 11 filing was approximately $11 million for the three-month periods ended March 31, 2003 and 2002.

6. The income tax benefit recorded in 2002 represents a $10 million tax refund as a result of the "Job Creation and Workers Assistance Act of 2002" that was enacted on March 8, 2002. The Act provides us the ability to carry back a portion of our 2001 Alternative Minimum Tax loss for a refund of taxes paid in prior years that was not previously available.

7. Liabilities subject to compromise at March 31, 2003 and December 31, 2002 follows ($ in millions):

                                                       March 31,           December 31,
                                                          2003                 2002
                                                  -------------------- ----------------------
    Pension liability                              $      2,849.0       $         2,849.0
    Other postemployment benefits                         2,081.9                 2,059.0
    Unsecured debt                                          526.7                   526.7
    Accounts payable                                        190.6                   190.7
    Accrued employment costs                                180.7                   186.7
    Other accrued liabilities                               204.8                   194.6
    Accrued taxes and interest                               66.7                    66.7
                                                  -------------------- ----------------------
    Total                                          $      6,100.4       $         6,073.4
                                                  ==================== ======================

The bar date by which creditors, other than employees and former employees, were required to file proofs of claim with the Court was September 30, 2002. On May 14, 2003, the Court approved an order to establish July 11, 2003 as the bar date by which employees and former employees as creditors will be required to file proofs of claims. Differences between the amounts reflected on Bethlehem's records and claims by creditors will be investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of creditors, will take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known. It is reasonably possible that the amount of claims ultimately allowed by the Court will differ materially from the amounts presently recorded by Bethlehem. These amounts are not currently capable of being reasonably estimated. Under the terms of the APA mentioned in Note 1, the ISG Class B common stock with an expected value of $15 million together with any bankruptcy avoidance claims that Bethlehem may have are the only assets available for distribution to allowed pre-petition unsecured claimants.

8. Our financing arrangement with General Electric Capital Corporation (GECC) restricts dividend payments. Preferred dividends are in arrears since the second quarter of 2001. A portion of the proceeds from the sale of substantially all of our assets to ISG has been used to fully repay our financing with GECC.

9. Because of our chapter 11 filing, we are in default under the construction loan agreements of our Columbus Coating Company (CCC) subsidiary. This event of default would allow the lenders to call the full amount of the loan. We believe that the market value of CCC exceeds the net loan amount. As part of the sale of assets to ISG, ISG has assumed the net outstanding debt.

                           MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


           On October 15, 2001, Bethlehem Steel Corporation and 22 of its wholly owned subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under chapter 11 of the United States Code (the Code) in the United States Bankruptcy Court for the Southern District of New York (the Court).

           On March 12, 2003, we signed an asset purchase agreement (APA) to sell substantially all of our assets to a subsidiary of International Steel Group, Inc. (ISG) for cash, ISG Class B common stock and the assumption of certain liabilities. The transaction is expected to provide Bethlehem sufficient cash to satisfy all allowed secured, administrative and priority claims. Under the terms of the APA, the ISG Class B common stock with an expected value of $15 million is available to be distributed to the pre-petition unsecured creditors upon confirmation by the Court of a chapter 11 liquidating plan. No value will be distributed to holders of Bethlehem's common, preferred or preference equity. The APA was approved by the Court on April 22, 2003. In connection with the approval of the APA, among other matters, the United Steelworkers of America agreed to release substantially all claims against Bethlehem and subsidiary companies; the trustees of the funds under the Coal Industry Health Benefit Retiree Act of 1992 agreed to withdraw their civil action filed on March 18, 2003 in the United States District Court for the District of Columbia for injunctive relief and agreed to settle certain claims against Bethlehem and "related persons;" and the Pension Benefit Guaranty Corporation (PBGC) agreed to release certain claims against any member of Bethlehem's "controlled group" Title IV of ERISA. Closing was completed on May 7, 2003, however, the opening of business on May 1, 2003 is the effective closing date for financial purposes. Bethlehem plans to file a chapter 11 liquidating plan with the Court within 60 days. Upon confirmation of such plan by the Court, Bethlehem's chapter 11 case can be closed.

           On March 25, 2003, the Court approved a motion under section 1114 of the Code terminating health care and life insurance benefits (OPEB) for claims incurred after March 31, 2003, for substantially all current and future retired employees and their eligible dependents. Claims incurred on or before March 31, 2003 and received on or before May 31, 2003 will be paid. The Court also required, if sufficient funds are available, Bethlehem to reimburse up to two weeks of COBRA premiums paid by Bethlehem's COBRA enrollees after all allowed secured, priority and administrative claims have been paid. Any remaining cash will be paid to ISG under the terms of the APA.

           On December 18, 2002, the PBGC filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging there was sufficient cause under applicable laws to terminate the Pension Plan of Bethlehem Steel Corporation and Subsidiary Companies (the Pension Plan). The complaint requested, among other things, that December 18, 2002 be established as the Pension Plan's termination date and the PBGC be appointed the Pension

Plan's ERISA trustee with full responsibility for managing Pension Plan assets and administering Pension Plan benefits. By agreement dated April 30, 2003, the litigation was resolved on the basis that the Pension Plan be terminated effective December 18, 2002 and the PBGC assume the duties of ERISA trustee of the Pension Plan effective April 30, 2003. As a result of the PBGC's action to terminate Bethlehem's Pension Plan, we are not recording any pension expense in 2003.

           As a result of the events mentioned above, Bethlehem recorded in March 2003 a loss for impairment of long-lived assets of approximately $2.3 billion and a loss for unrecognized past service cost resulting from the termination of OPEB of $10 million. In addition, Bethlehem adopted the liquidation basis of accounting as of April 30, 2003. The liquidation basis of accounting requires Bethlehem to accrue approximately $28 million as an estimate for expenses to be incurred during the period through closing the chapter 11 case. It also requires that assets be stated at their estimated net realizable value which was accomplished with the impairment charge recognized in March 2003. Bethlehem's pre-petition unsecured liabilities of approximately $6 billion continue to be valued at their historical basis until "legal release" by the Court. This release will occur when the ISG Class B common stock, with an expected value of $15 million becomes available to distribute to pre-petition unsecured creditors. Such creditors are also entitled to receive the benefits of any bankruptcy avoidance claims that Bethlehem may have.

           The pro forma statement of net liabilities as of March 31, 2003 reflecting (1) the adoption of the liquidation basis of accounting, (2) the sale of substantially all of our assets to ISG and (3) the revaluation of liabilities upon "legal release" to the anticipated settlement value of the ISG Class B common stock follows ($ in millions):

    BETHLEHEM STEEL CORPORATION
    PRO FORMA CONSOLIDATED STATEMENT OF NET LIABILITIES
    MARCH 31, 2003

    ASSETS                                                           Historical          Adjustments           Pro Forma
                                                                  -----------------   ------------------    -----------------
      Current Assets:
        Cash and cash equivalents                                 $         40.9       $         57.1  a     $         98.0
        Receivables - net                                                  372.3               (252.3) a              120.0
        Inventories                                                        741.9               (741.9) a                 -
        Other current assets                                                 9.1                  0.9  a               10.0
                                                                  -----------------   ------------------    -----------------
      Total Current Assets                                               1,164.2               (936.2)                228.0
      Investments and Miscellaneous Assets                                  13.4                  1.6  a               15.0
      Property, Plant and Equipment - net                                  347.9               (347.9) a                 -
                                                                  -----------------   ------------------    -----------------
      Total Assets                                                       1,525.5             (1,282.5)                243.0
                                                                  -----------------   ------------------    -----------------

    Liabilities
      Current Liabilities:
        Accounts payable                                                   166.7               (166.7) a                 -
        Accrued employment costs                                            94.1                  7.9  a,b            102.0
        Secured debt and capital lease obligations-current                 693.0               (693.0) a                 -
        Other current liabilities                                           83.3                 57.7  a,b            141.0
                                                                  -----------------   ------------------    -----------------
      Total Current Liabilities                                          1,037.1               (794.1)                243.0
      Secured Debt and Capital Lease Obligations                            80.5                (80.5) a                 -
      Deferred Gains and Other Long-Term Liabilities                       123.5               (123.5) a,b               -
      Liabilities Subject to Compromise                                  6,100.4             (6,100.4) a,b               -
                                                                  -----------------   ------------------    -----------------

      Total Liabilities                                                  7,341.5             (7,098.5)                243.0
                                                                  -----------------   ------------------    -----------------
      Net Liabilities                                             $     (5,816.0)      $      5,816.0        $           -
                                                                  =================   ==================    =================

Notes:
a   Adjustment to reflect sale of assets to ISG and April activity.
b Adjustment to write-down liabilities of approximately $5.9 billion to anticipated settlement amount and to record accruals of approximately $28 million for estimated costs through closing the chapter 11 case.

           The bar date by which creditors, other than employees and former employees, were required to file proofs of claim with the court was September 30, 2002. On May 14, 2003, the Court approved an order to establish July 11,

2003 as the bar date by which employees and former employees as creditors will be required to file proofs of claims. Differences between the amounts reflected on Bethlehem's records and claims by creditors will be investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of creditors, will take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known. It is reasonably possible that the amount of claims ultimately allowed by the Court will differ materially from the amounts presently recorded by Bethlehem. These amounts are not currently capable of being reasonably estimated. Under the terms of the APA mentioned in Note 1, the ISG Class B common stock with an expected value of $15 million together with any bankruptcy avoidance claims that Bethlehem may have are the only assets available for distribution to allowed pre-petition unsecured claimants.


REVIEW OF RESULTS:

FIRST QUARTER 2003
FIRST QUARTER 2002

           Our first quarter 2003 net loss of $2.4 billion compares to a net loss of $97 million in 2002. Excluding impairment and other charges in 2003 of $2.3 billion mentioned above, our 2003 net loss of $66 million was an improvement from the loss of $97 million recorded in the first quarter of 2002. This improvement resulted from higher prices that have been partially offset by higher costs. Average realized prices, on a constant mix basis, improved by about 11% from the same period last year. However, prices have declined since the end of 2002 and are forecasted to continue to decline during 2003. Costs were higher mainly from increases in raw material (principally scrap) and energy prices (principally natural gas and electricity) and reorganization expense. Reorganization expense increased during the first quarter of 2003 primarily from increases in consulting expense related to our recently executed APA with ISG and the 2002 expense included a $2 million gain from the termination of certain energy contracts. These increases have been partially offset by a decline in pension expense. As a result of the PBGC's action to terminate Bethlehem's Pension Plan during December 2002, we are not accruing pension expense in 2003. We recorded about $37 million of pension expense in the first quarter 2002.

           First quarter 2003 results also include a $12 million charge for a change in accounting principle resulting from Bethlehem's adoption on January 1, 2003 of FASB Statement No. 143, Accounting for Asset Retirement Obligations. The Statement requires the recognition of a liability and an asset for the estimated cost of disposal as part of the initial cost of a long-lived asset. (See Note 3 of the accompanying financial statements).

           First quarter 2002 results included a $10 million income tax benefit for a tax refund as a result of the "Job Creation and Workers Assistance Act of 2002" that was enacted March 8, 2002. The Act provided us the ability to carry back a portion of our 2001 Alternative Minimum Tax loss for a refund of taxes paid in prior years that was not previously available.

LIQUIDITY AND CASH FLOW

           Total liquidity (cash, cash equivalents and funds available under our committed credit arrangements) was $189 million at March 31, 2003, a slight decline from $200 million at December 31, 2002.

           Cash used by operating activities for the first three months of 2003 was $6 million compared to $4 million during 2002. Our net loss, excluding impairment and other charges, was lower by $31 million from the previous year. During 2002 we paid $15 million on our DIP financing.

           The closing on the sale of substantially all of our assets to ISG occurred on May 7, 2003. As a result, Bethlehem plans to file a chapter 11 liquidating plan within 60 days. At closing Bethlehem received approximately $737 million in cash and a $120 million receivable that are expected to be sufficient to satisfy all allowed secured, administrative and priority claims, with any excess cash being paid to ISG. Bethlehem also received at closing ISG Class B common stock, with an expected value of $15 million that together with any bankruptcy avoidance claims are the only assets available to distribute to pre-petition unsecured creditors. Under the terms of the APA, the class B common stock will be returned to ISG if all allowed secured, administrative and priority claims are not paid.

           Because of our chapter 11 filing, we are in default under the construction loan agreements of our Columbus Coating Company (CCC) subsidiary. This event of default would allow the lenders to call the full amount of the loan. We believe that the market value of CCC exceeds the net loan amount. As part of the sale of assets to ISG, ISG has assumed the net outstanding debt.


DIVIDENDS

           Pursuant to Delaware law and our financing with GECC, we are not permitted to declare a dividend on our Common Stock, Cumulative Convertible Preferred Stock or Preference Stock. No value will be distributed to our equity holders pursuant to our liquidating plan. A portion of the proceeds from the sale of substantially all of our assets to ISG has been used to fully repay our financing with GECC.

FORWARD-LOOKING STATEMENTS:

           Certain statements in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated in such statements due to a number of factors, including changes arising from our chapter 11 filing. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general and whether we will have sufficient funds to pay all of our allowed secured, administrative and priority claims. The forward-looking statements included in this document are based on information available to us as of the date of this report, and we assume no obligation to update any of these statements.


ITEM 4. CONTROLS AND PROCEDURES

           Within the 90-day period prior to the date of this report, Bethlehem carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Bethlehem's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that Bethlehem's disclosure controls and procedures are effective to timely alert them to material information relating to Bethlehem (including its consolidated subsidiaries) required to be included in Bethlehem's Exchange Act filings.

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

           Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Prosecution of certain of these actions may be stayed by Bethlehem's chapter 11 filing. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at March 31, 2003.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           As a result of its chapter 11 filing, Bethlehem has not made principal or interest payments on unsecured indebtedness incurred prior to October 15, 2001 without approval of the Bankruptcy Court. In addition, Bethlehem is not permitted to pay dividends on its Common Stock, Cumulative Convertible Preferred Stock or Preference Stock. The dividend arrearage from June 30, 2001 through March 31, 2003 is approximately $70 million.


ITEM 5.  OTHER INFORMATION.

           Since Bethlehem plans on filing a chapter 11 liquidating plan with the Bankruptcy Court, its Board of Directors will not hold an Annual Meeting of Stockholders in 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (A)  EXHIBITS.

                     The following exhibit is included in this Report on Form 10-Q:

                      11         Statement Regarding Computation of Earnings Per
                                 Share.

                      99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                      99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (B)  REPORTS ON FORM 8-K.

                     Bethlehem filed the following Current Reports on Form 8-K with the Securities and Exchange Commission since the end of its Fourth Quarter:

                1. January 22, 2003 - Consolidated Monthly Operating Statement for the month of December, 2002, as filed with the Bankruptcy Court.

                2. January 22, 2003 - Press release announcing Bethlehem's Fourth Quarter and Year 2002 Results.

                3. February 5, 2003 - Press release announcing that Bethlehem reached an agreement in principle with International Steel Group (ISG) for the sale of substantially all of Bethlehem's assets.

                4. February 20, 2003 - Consolidated Monthly Operating Statement for the month of January, 2003, as filed with the Bankruptcy Court.

                5. March 14, 2003 - Press release announcing that Bethlehem signed Asset Purchase Agreement with ISG and attaching a copy of the Agreement.

                6. March 20, 2003 - Consolidated Monthly Operating Statement for the month of February, 2003, as filed with the Bankruptcy Court.

                7. April 1, 2003 - Press release announcing that Bethlehem's bankruptcy judge established sale procedures for Bethlehem's assets.

                8. April 16, 2003 - Press release responding to inquiries concerning additional bids for Bethlehem's assets.

                9. May 13, 2003 - Press release regarding closing of Asset Purchase Agreement with ISG.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, Bethlehem Steel Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Bethlehem Steel Corporation
                                               (Registrant)


                                        By /s/ L. A. Arnett
                                           ------------------------------------
                                           L. A. Arnett
                                           Vice President and Controller
                                           (Principal Financial Officer)

Date: May 20, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 20, 2003


                                                  /s/ R. S. Miller, Jr.
                                                  -----------------------------
                                                  R. S. Miller, Jr.
                                                  Chief Executive Officer

I, L. A. Arnett, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 20, 2003


                                        /s/ L. A. Arnett
                                        -----------------------------------
                                        L. A. Arnett
                                        Vice President and Controller
                                        Principal Financial Officer

                                  EXHIBIT INDEX


           The following is an index of the exhibits included in this Report:


Item
No.         Exhibit
---         -------

11         Statement Regarding Computation of Earnings Per Share

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002