Form 10-Q
period 2003-06-30
BETHLEHEM STEEL CORP /DE/
filed 2003-08-20
CIK 11860

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2003
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
                                         Yes   X       No
                                             -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                         Yes           No   X
                                             -----        -----
Number of Shares of Common Stock Outstanding as of August 15, 2003: 135,557,297

            BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

   Consolidated Statements of Operations -
       Three and Six Months Ended June 30, 2003 and 2002 (unaudited)........................................           2

   Consolidated Statement of Net Liabilities in Liquidation -
       June 30, 2003 (unaudited) ...........................................................................           3

   Consolidated Balance Sheet -
       December 31, 2002....................................................................................           4

   Consolidated Statements of Cash Flows -
       Four Months Ended April 30, 2003 and
       Six Months Ended June 30, 2002 (unaudited)...........................................................           5

   Consolidated Statement of Receipts and Disbursements-
       May 1 to June 30, 2003 (unaudited)...................................................................           6

   Notes to Consolidated Financial Statements (unaudited)...................................................           7

Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition.............................................................          12

Item 4.  Controls and Procedures............................................................................          16

PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings...........................................................................          17

       Item 3.  Defaults Upon Senior Securities.............................................................          17

       Item 6.  Exhibits and Reports on Form 8-K............................................................          18

Signatures .................................................................................................          19


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                           BETHLEHEM STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (dollars in millions)
                                   (unaudited)


  (Note 1)                                                                                                  (Note 1)
 THREE MONTHS      THREE MONTHS                                                                            SIX MONTHS  SIX MONTHS
    Ended            ENDED                                                                                    ENDED       ENDED
   June 30           June 30                                                                                 June 30     June 30
    2003             2002                                                                                     2003        2002
---------------  -------------                                                                            ------------ ----------

       $ 331.1        $ 933.5      NET SALES                                                                $ 1,238.8   $ 1,737.3
---------------  -------------                                                                            ------------ -----------

                                   COSTS AND EXPENSES
         286.4          931.2           Cost of sales                                                         1,152.5     1,742.7
          10.7           62.4           Depreciation                                                             70.8       122.9
           5.5           22.3           Selling, administration and general expense                              22.5        47.4
             -           20.0           Unusual charges (Note 3)                                              2,300.0        20.0
---------------  -------------                                                                            ------------ -----------
         302.6        1,035.9      TOTAL COSTS AND EXPENSES                                                   3,545.8     1,933.0
---------------  -------------                                                                            ------------ -----------

          28.5         (102.4)     INCOME (LOSS) FROM OPERATIONS                                             (2,307.0)     (195.7)

          (2.1)          (3.7)     REORGANIZATION ITEMS (Note 5)                                                 (7.7)       (5.8)

          (4.1)         (12.8)     FINANCING EXPENSE - NET (Note 6)                                             (16.7)      (25.0)
---------------  -------------                                                                            ------------ -----------

          22.3         (118.9)     INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT                  (2,331.4)     (226.5)
                                   OF ACCOUNTING CHANGE

             -              -      BENEFIT FROM INCOME TAXES (Note 7)                                               -        10.3
---------------  -------------                                                                            ------------ -----------

          22.3         (118.9)     INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE               (2,331.4)     (216.2)

             -              -      CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 4)                              (12.5)          -
---------------  -------------                                                                            ------------ -----------

          22.3         (118.9)     NET INCOME (LOSS)                                                         (2,343.9)     (216.2)

           8.8            9.9      DIVIDEND REQUIREMENTS ON PREFERRED AND PREFERENCE STOCK (Note 9)              18.6        19.8
---------------  -------------                                                                            ------------ -----------

        $ 13.5       $ (128.8)     NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                            $ (2,362.5)   $ (236.0)
===============  =============                                                                            ============ ===========


                                   NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED):
        $ 0.10        $ (0.98)          Net income (loss) before cumulative effect of accounting change      $ (17.87)    $ (1.80)
             -              -           Cumulative effect of accounting change                                  (0.10)          -
---------------  -------------                                                                            ------------ -----------
        $ 0.10        $ (0.98)          Net income (loss) per common share                                   $ (17.97)    $ (1.80)
===============  =============                                                                            ============ ===========

                                   AVERAGE SHARES OUTSTANDING:
         131.7          131.0           Basic and Diluted                                                       131.5       130.9



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                           BETHLEHEM STEEL CORPORATION

            CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                              (dollars in millions)


                                                                  JUNE 30
                                                                   2003
                                                                (unaudited)
                                                              ----------------

CURRENT ASSETS:
       Cash and cash equivalents                                       $ 98.2
       Receivables - net                                                 40.0
       Other current assets                                               4.9
                                                              ----------------
TOTAL CURRENT ASSETS                                                    143.1
INVESTMENTS AND MISCELLANEOUS ASSETS                                     15.0
                                                              ----------------
TOTAL ASSETS                                                            158.1
                                                              ----------------


CURRENT LIABILITIES:
       Accounts payable and other accrued liabilities                  $ 61.0

LIABILITIES SUBJECT TO COMPROMISE (Note 8)                            5,894.5

                                                              ----------------
TOTAL LIABILITIES                                                     5,955.5

                                                              ----------------
NET LIABILITIES IN LIQUIDATION (Note 2)                            $ (5,797.4)
                                                              ================



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                           BETHLEHEM STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                              (dollars in millions)

                                     ASSETS

                                                                                DECEMBER 31
                                                                                   2002
                                                                               ---------------
CURRENT ASSETS:
       Cash and cash equivalents                                                       $ 67.6
       Receivables - net                                                                350.2
       Inventories:
            Raw materials                                                               224.6
            Finished and semifinished                                                   516.3
                                                                               ---------------
            Total Inventories                                                           740.9
       Other current assets                                                              27.6
                                                                               ---------------
TOTAL CURRENT ASSETS                                                                  1,186.3
INVESTMENTS AND MISCELLANEOUS ASSETS                                                     76.9
PROPERTY, PLANT AND EQUIPMENT - NET                                                   2,615.5
                                                                               ---------------
TOTAL ASSETS                                                                        $ 3,878.7
                                                                               ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Accounts payable                                                               $ 167.6
       Accrued employment costs                                                         102.6
       Accrued taxes                                                                     31.3
       Debt and capital lease obligations - current                                     695.7
       Other current liabilities                                                         50.1
                                                                               ---------------
TOTAL CURRENT LIABILITIES                                                             1,047.3

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                             84.9
DEFERRED GAIN                                                                            81.5
LONG-TERM LIABILITIES                                                                    41.8

LIABILITIES SUBJECT TO COMPROMISE (Note 8)                                            6,073.4

STOCKHOLDERS' DEFICIT:
       Preferred Stock                                                                   11.3
       Preference Stock                                                                   2.0
       Common Stock                                                                     136.1
       Common Stock held in treasury at cost                                            (65.9)
       Additional paid-in capital                                                     1,909.9
       Accumulated other comprehensive loss                                          (1,905.0)
       Accumulated deficit                                                           (3,538.6)
                                                                               ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                          (3,450.2)
                                                                               ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $ 3,878.7
                                                                               ===============


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          BETHLEHEM STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)
                                   (unaudited)

                                                                                                 (Note 1)
                                                                                                FOUR MONTHS          SIX MONTHS
                                                                                                   ENDED               ENDED
                                                                                                 APRIL 30             JUNE 30
                                                                                                   2003                 2002
                                                                                              ----------------     ---------------

OPERATING ACTIVITIES:
       Net loss                                                                                    $ (2,343.9)           $ (216.2)

       Adjustments for items not affecting cash from operating activities:
            Depreciation and amortization                                                                70.8               122.9
            Unusual charges (Note 3)                                                                  2,300.0                20.0
            Cumulative effect of accounting change (Note 4)                                              12.5                   -
            Recognition of deferred gains                                                                (7.2)              (10.9)
            Reorganization items                                                                          7.7                 5.8
            Other - net                                                                                   0.7                 2.5
       Working capital (excluding financing and investing activities):
            Receivables                                                                                 (27.6)              (50.9)
            Inventories                                                                                  38.9                10.5
            Accounts payable                                                                             33.0                 6.9
            Other                                                                                       (12.0)               20.9
       Funding postretirement benefits:
            Pension funding less than expense  (Note 1)                                                     -                65.7
            Retiree healthcare and life insurance benefit payments (more) less than expense              (7.3)               25.2
                                                                                              ----------------     ---------------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE REORGANIZATION ITEMS                                        65.6                 2.4
                                                                                              ----------------     ---------------

       Reorganization items                                                                              (7.7)               (5.8)
                                                                                              ----------------     ---------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                                         57.9                (3.4)
                                                                                              ----------------     ---------------

INVESTING ACTIVITIES:
       Capital expenditures                                                                             (26.1)              (55.6)
       Cash proceeds from asset sales                                                                    11.9                22.5
                                                                                              ----------------     ---------------
CASH USED FOR INVESTING ACTIVITIES                                                                      (14.2)              (33.1)
                                                                                              ----------------     ---------------

FINANCING ACTIVITIES:
       Borrowings                                                                                        15.0                30.5
       Debt and capital lease payments                                                                  (25.5)              (21.3)
       Other payments                                                                                   (10.6)              (14.7)
                                                                                              ----------------     ---------------
CASH USED FOR FINANCING ACTIVITIES                                                                      (21.1)               (5.5)
                                                                                              ----------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     22.6               (42.0)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                          67.6               104.0
                                                                                              ----------------     ---------------
                          - END OF PERIOD                                                              $ 90.2              $ 62.0
                                                                                              ================     ===============

 SUPPLEMENTAL CASH INFORMATION:
        Interest and other financing costs, net of amount capitalized                                  $ 18.7              $ 18.0
        Income taxes paid (received)                                                                        -                 0.1
        Capital lease obligations incurred                                                                  -                 1.9



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                           BETHLEHEM STEEL CORPORATION

              CONSOLIDATED STATEMENT OF RECEIPTS AND DISBURSEMENTS
                              (dollars in millions)
                                   (unaudited)

                                                              MAY 1 TO
                                                            JUNE 30, 2003
                                                          ------------------

      RECEIPTS:
        Proceeds from asset sale (Note 1)                            $832.4
        Proceeds from benefit trusts                                   13.6
        Litigation settlements                                          2.9
        Returned premiums from insurance policies                       1.9
        Other                                                           0.9
                                                          ------------------
           Total Receipts                                             851.7

      DISBURSEMENTS:
        Debt repayments                                               617.0
        Accrued payroll                                                47.0
        Accrued employee benefits                                      38.0
        Property and other taxes                                       16.3
        Collateralize letters of credit                                11.6
        Reorganization costs (Note 5)                                  12.3
        Settlement of litigation (Note 1)                              10.0
        Other                                                           1.3
                                                          ------------------
           Total Disbursements                                        753.5
                                                          ------------------

      CASH ON HAND, ENDING                                            $98.2
                                                          ==================


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                           BETHLEHEM STEEL CORPORATION

            NOTES TO JUNE 30, 2003 CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. These Consolidated Financial Statements are unaudited and should be read together with audited financial statements in Bethlehem's Annual Report on Form 10-K for the year ended December 31, 2002 and other reports filed with the Securities and Exchange Commission during 2003.

On October 15, 2001, Bethlehem Steel Corporation and 22 of its wholly owned subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under chapter 11 of the United States Code (the Code) in the United States Bankruptcy Court for the Southern District of New York (the Court).

On March 12, 2003, we signed an asset purchase agreement (APA) to sell substantially all of our assets to a subsidiary of International Steel Group, Inc. (ISG) for cash, ISG Class B common stock and the assumption of certain liabilities. The APA was approved by the Court on April 22, 2003. In connection with the approval of the APA, among other matters, the United Steelworkers of America agreed to release substantially all claims against Bethlehem and subsidiary companies; the trustees of the funds under the Coal Industry Health Benefit Retiree Act of 1992 agreed to withdraw their civil action filed on March 18, 2003 in the United States District Court for the District of Columbia for injunctive relief and agreed to settle certain claims against Bethlehem and "related persons"; and the Pension Benefit Guaranty Corporation (PBGC) agreed to release certain claims against any member of Bethlehem's "controlled group" under Title IV of ERISA.

Closing of the sale of substantially all of our assets to ISG was completed on May 7, 2003, however, the effective closing date for financial purposes is the opening of business on May 1, 2003. At closing Bethlehem received approximately $752 million in cash and a $120 million receivable ($80 million was received through June 30, 2003 and $40 million was received in July 2003), the total of which is expected to be sufficient to satisfy all allowed secured, administrative and priority claims, with any excess cash being paid to ISG before Bethlehem's chapter 11 case is closed. Bethlehem also received at closing ISG Class B common stock, with an expected value of $15 million, that together with any bankruptcy avoidance claims are the only assets available to distribute to allowed pre-petition unsecured creditors. Under the terms of the APA, the class B common stock will be returned to ISG if all allowed secured, administrative and priority claims are not paid. No value will be distributed to Bethlehem's common, preferred or preference equity holders.

As a result of the sale, Bethlehem no longer has operations effective April 30, 2003 and is in the process of liquidating the Company. Bethlehem filed a chapter 11 plan of liquidation and a disclosure statement with the Court on July 29, 2003. A hearing is tentatively scheduled with the Court on October 22, 2003 to confirm the plan of liquidation. Following the effectiveness of its plan of liquidation, Bethlehem's chapter 11 case can be closed.

As a result of no longer having operations, the consolidated statement of operations for the second quarter of 2003 includes only one month of operating results while the 2003 year-to-date results include only four months of operating results. The consolidated statement of cash flows for 2003 is for the period January 1, 2003 through April 30, 2003. A consolidated statement of receipts and disbursements for the period May 1, 2003 through June 30, 2003 has been included as part of the Consolidated Financial Statements. As discussed below, Bethlehem has adopted the liquidation basis of accounting effective April 30, 2003 and has accrued $28 million as an estimate of the expenses to be incurred through closing the chapter 11 case. In accordance with liquidation accounting, the Consolidated Financial Statements include a consolidated statement of net liabilities in liquidation as of June 30, 2003.

On March 25, 2003, the Court approved a motion under section 1114 of the Code terminating retiree health care and life insurance benefits (OPEB) for claims incurred after March 31, 2003, for substantially all current and future retired employees and their eligible dependents. Claims incurred on or before March 31, 2003 and received on or before May 31, 2003 will be paid. If sufficient funds are available after all allowed secured, priority and administrative claims have been paid, the Court also has required Bethlehem to reimburse up to two weeks of COBRA premiums paid by Bethlehem's COBRA enrollees. Bethlehem expects to have sufficient funds for this reimbursement and has reflected the amounts in other current liabilities at June 30, 2003. As a result of the Court's action, we did not record any OPEB expense for the month of April 2003.

On December 18, 2002, the PBGC filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging there was sufficient cause under applicable laws to terminate the Pension Plan of Bethlehem Steel Corporation and Subsidiary Companies (the Pension Plan). The complaint requested, among other things, that December 18, 2002 be established as the Pension Plan's termination date and that the PBGC be appointed the Pension Plan's ERISA trustee with full responsibility for managing Pension Plan assets and administering Pension Plan benefits. By agreement dated April 30, 2003, the litigation was resolved on the basis that the Pension Plan be terminated effective December 18, 2002 and the PBGC assumed the duties of ERISA trustee of the Pension Plan effective April 30, 2003. As a result of the PBGC's action to terminate Bethlehem's Pension Plan, we did not record any pension expense in 2003.

2. As a result of the events mentioned in Note 1, Bethlehem recorded a loss for impairment of long-lived assets of approximately $2.3 billion and a loss for unrecognized past service cost resulting from the termination of OPEB of $10 million in March 2003. In addition, Bethlehem adopted the liquidation basis of accounting as of April 30, 2003. The liquidation basis of accounting requires Bethlehem to accrue approximately $28 million as an estimate for expenses to be incurred during the period through closing the chapter 11 case. It also requires that assets be stated at their estimated net realizable value which was accomplished with the impairment charge recognized in March 2003. Bethlehem also adjusted certain liabilities to reflect net realizable value. Bethlehem's pre-petition unsecured liabilities of approximately $6 billion continue to be valued at their historical basis until "legal release" by the Court. This release will occur when the ISG Class B common stock, with an expected value of $15 million becomes available to distribute to allowed pre-petition unsecured creditors. Such creditors are also entitled to receive the benefits of any bankruptcy avoidance claims that Bethlehem may have. These claims have not been valued at this time.

A summary of changes in net liabilities from March 31 to June 30, 2003 follows ($ in millions):


      Stockholders' Deficit at March 31, 2003                                                    $     (5,816.0)
      April 2003 net income                                                                                22.3
      Adoption of liquidation accounting:
        Accrual of estimated expenses and other liabilities through closing the chapter 11 case
      and other required adjustments                                                                       (3.7)
                                                                                                ------------------
      Net liabilities at June 30, 2003                                                           $     (5,797.4)
                                                                                                ==================


The pro forma statement of net liabilities as of June 30, 2003 reflecting the revaluation of pre-petition unsecured liabilities upon "legal release" to their anticipated settlement value and other adjustments follows ($ in millions):

    BETHLEHEM STEEL CORPORATION
    PRO FORMA CONSOLIDATED STATEMENT OF NET LIABILITIES
    JUNE 30, 2003


     ASSETS                                                                                    (a)
                                                                     Historical           Adjustments            Pro Forma
                                                                   -----------------    -----------------    -------------------
      Current Assets:
        Cash and cash equivalents                                  $         98.2       $           -         $         98.2
        Receivables - net                                                    40.0                   -                   40.0
        Other current assets                                                  4.9                   -                    4.9
                                                                   -----------------    -----------------    -------------------
      Total Current Assets                                                  143.1                   -                  143.1
      Investments                                                            15.0                   -                   15.0
                                                                   -----------------    -----------------    -------------------
      Total Assets                                                          158.1                   -                  158.1
                                                                   -----------------    -----------------    -------------------

    LIABILITIES
      Current Liabilities:
         Accounts payable and other accrued liabilities                      61.0                 97.1                 158.1
      Liabilities Subject to Compromise                                   5,894.5             (5,894.5)                   -
                                                                   -----------------    -----------------    -------------------
      Total Liabilities                                                   5,955.5             (5,797.4)                158.1

                                                                   -----------------    -----------------    -------------------
      Net Liabilities                                              $     (5,797.4)       $     5,797.4        $           -
                                                                   =================    =================    ===================


Notes:
a- Adjustment to write-down liabilities of approximately $5.9 billion to anticipated settlement amount and to record other required adjustments.


3. In March 2003, Bethlehem recorded a loss for impairment of long-lived assets of approximately $2.3 billion and a loss for unrecognized past service costs resulting from the termination of OPEB of $10 million as result of events described in Note 1 above. In 2002, we recorded a $20 million non-cash charge to reflect the most current estimate of the probable remediation costs at Lackawanna.

4. On January 1, 2003, Bethlehem adopted FASB Statement No. 143, Accounting for Asset Retirement Obligations. The Statement requires the recognition of a liability and an asset for the estimated cost of disposal as part of the initial cost of a long-lived asset and subsequent amortization of the asset to expense. As a result of adopting this Statement, we increased property, plant and equipment, net by $1 million, other long-term liabilities by $13 million and recorded a $12 million charge for the "cumulative effect of a change in accounting principle" to account for depreciation and interest expense that would have been recorded since the affected assets were placed in service through December 31, 2002.

5. Net costs resulting from reorganization of the businesses, prior to the sale of substantially all of our assets to ISG, have been reported in the statement of operations separately as reorganization items. As a result of no longer having operations, the second quarter of 2003 amounts include only one month of costs while only four months of costs are reflected in the six month 2003 amounts. For three-month and six-month periods ended June 30, 2003 and 2002, the following have been recorded ($ in millions):

                                                             Three Months Ended                     Six Months Ended
                                                     -----------------------------------   ------------------------------------
                                                           2003              2002                2003               2002
                                                     ----------------- -----------------   ------------------  ----------------

      Professional and other fees                     $          2.1    $          3.9      $          7.8      $         8.2
      Gains from termination of contracts                         -                 -                   -                (2.0)
      Interest income                                             -               (0.2)               (0.1)              (0.4)
                                                     ----------------- -----------------   ------------------  ----------------
      Total                                           $          2.1    $          3.7      $          7.7      $         5.8
                                                     ================= =================   ==================  ================

Net costs resulting from reorganization of the businesses, subsequent to the sale of substantially all of our assets to ISG, have been reported in the statement of receipts and disbursements as reorganization items. For the two-month period ended June 30, 2003, the following have been recorded ($ in millions):


      Professional and other fees                           $         10.5
      Contract termination costs                                       2.0
      Interest income                                                 (0.2)
                                                           ------------------
      Total                                                 $         12.3
                                                           ==================

6. Interest at the stated contractual amount on unsecured debt that was not charged to earnings as a result of our chapter 11 filing was approximately $4 million and $15 million for the three and six-month periods ended June 30, 2003 compared to $11 and $22 million for the three-month and six-month periods ended June 30, 2002.

7. The income tax benefit recorded in 2002 represents a $10 million tax refund as a result of the "Job Creation and Workers Assistance Act of 2002" that was enacted on March 8, 2002. The Act provides us the ability to carry back a portion of our 2001 Alternative Minimum Tax loss for a refund of taxes paid in prior years that was not previously available.

8. Liabilities subject to compromise at June 30, 2003 and December 31, 2002 follows ($ in millions):

                                          June 30,            December 31,
                                             2003                 2002
                                     -------------------- ----------------------

    Pension liability                 $      2,849.0       $         2,849.0
    Other postemployment benefits            2,063.1                 2,059.0
    Unsecured debt                             526.7                   526.7
    Accounts payable                           174.8                   190.7
    Accrued employment costs                   161.4                   186.7
    Other accrued liabilities                   68.4                   194.6
    Accrued taxes and interest                  51.1                    66.7
                                     -------------------- ----------------------
    Total                             $      5,894.5       $         6,073.4
                                     ==================== ======================

The bar date by which creditors, other than employees and former employees, were required to file proofs of claim with the Court was September 30, 2002. On May 14, 2003, the Court approved an order establishing July 11, 2003 as the bar date by which employees and former employees as creditors were required to file proofs of claim. Differences between the amounts reflected on Bethlehem's records and claims by creditors will be investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of claims filed, will take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known. It is reasonably possible that the amount of claims ultimately allowed by the Court will differ materially from the amounts presently recorded by Bethlehem. Under the terms of the APA mentioned in Note 1, the ISG Class B common stock with an expected value of $15 million together with any bankruptcy avoidance claims that Bethlehem may have are the only assets available for distribution to allowed pre-petition unsecured claims.

9. Pursuant to Delaware law we are not permitted to declare dividends on our Common Stock, Cumulative Preferred Stock or Preference Stock. No value will be distributed to our equity holders under our plan of liquidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           On October 15, 2001, Bethlehem Steel Corporation and 22 of its wholly owned subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under chapter 11 of the United States Code (the Code) in the United States Bankruptcy Court for the Southern District of New York (the Court).

           On March 12, 2003, we signed an asset purchase agreement (APA) to sell substantially all of our assets to a subsidiary of International Steel Group, Inc. (ISG) for cash, ISG Class B common stock and the assumption of certain liabilities. The APA was approved by the Court on April 22, 2003. In connection with the approval of the APA, among other matters, the United Steelworkers of America agreed to release substantially all claims against Bethlehem and subsidiary companies; the trustees of the funds under the Coal Industry Health Benefit Retiree Act of 1992 agreed to withdraw their civil action filed on March 18, 2003 in the United States District Court for the District of Columbia for injunctive relief and agreed to settle certain claims against Bethlehem and "related persons"; and the Pension Benefit Guaranty Corporation (PBGC) agreed to release certain claims against any member of Bethlehem's "controlled group" under Title IV of ERISA.

           Closing of the sale of substantially all of our assets to ISG was completed on May 7, 2003, however, the effective closing date for financial purposes is the opening of business on May 1, 2003. At closing Bethlehem received approximately $752 million in cash and a $120 million receivable, all of which has been subsequently received, which is expected to be sufficient to satisfy all allowed secured, administrative and priority claims, with any excess cash being paid to ISG before Bethlehem's chapter 11 case is closed. Bethlehem also received at closing ISG Class B common stock, with an expected value of $15 million, that together with any bankruptcy avoidance claims are the only assets available to distribute to allowed pre-petition unsecured creditors. Under the terms of the APA, the class B common stock will be returned to ISG if all allowed secured, administrative and priority claims are not paid. No value will be distributed to Bethlehem's common, preferred or preference equity holders.

           As a result of the sale, Bethlehem has ceased operations effective April 30, 2003 and is in the process of liquidating the Company. Bethlehem filed a chapter 11 plan of liquidation and a disclosure statement with the Court on July 29, 2003. A hearing is tentatively scheduled with the Court on October 22, 2003 to confirm the plan of liquidation. Following the effectiveness of its plan of liquidation, Bethlehem's chapter 11 case can be closed.

           As a result of no longer having operations, the consolidated statement of operations for the second quarter of 2003 includes only one month of operating results while the 2003 year-to-date results include only four months of operating results. The consolidated statement of cash flows for 2003 is for the period January 1, 2003 through April 30, 2003. A consolidated statement of receipts and disbursements for the period May 1, 2003 through June 30, 2003 has been included as part of the Consolidated Financial Statements. As discussed below, Bethlehem has adopted the liquidation basis of accounting effective April 30, 2003 and has accrued $28 million as an estimate of the costs to be incurred through closing the chapter 11 case. In accordance with liquidation accounting, the Consolidated Financial Statements include a consolidated statement of net liabilities in liquidation as of June 30, 2003.

           On March 25, 2003, the Court approved a motion under section 1114 of the Code terminating retiree health care and life insurance benefits (OPEB) for claims incurred after March 31, 2003, for substantially all current and future retired employees and their eligible dependents. Claims incurred on or before March 31, 2003 and received on or before May 31, 2003 will be paid. If sufficient funds are available after all allowed secured, priority and administrative claims have been paid, the Court also has required Bethlehem to reimburse up to two weeks of COBRA premiums paid by Bethlehem's COBRA enrollees. Bethlehem expects to have sufficient funds for this reimbursement and has reflected the estimated amounts in other accrued liabilities as of June 30, 2003. As a result of the Court's action, we did not record any OPEB expense for the month of April 2003.

           On December 18, 2002, the PBGC filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging there was sufficient cause under applicable laws to terminate the Pension Plan of Bethlehem Steel Corporation and Subsidiary Companies (the Pension Plan). The complaint requested, among other things, that December 18, 2002 be established as the Pension Plan's termination date and that the PBGC be appointed the Pension Plan's ERISA trustee with full responsibility for managing Pension Plan assets and administering Pension Plan benefits. By agreement dated April 30, 2003, the litigation was resolved on the basis that the Pension Plan be terminated effective December 18, 2002 and the PBGC assumed the duties of ERISA trustee of the Pension Plan effective April 30, 2003. As a result of the PBGC's action to terminate Bethlehem's Pension Plan, we did not record any pension expense in 2003.

           As a result of the events mentioned in Note 1, Bethlehem recorded a loss for impairment of long-lived assets of approximately $2.3 billion and a loss for unrecognized past service cost resulting from the termination of OPEB of $10 million in March 2003. In addition, Bethlehem adopted the liquidation basis of accounting as of April 30, 2003. The liquidation basis of accounting requires Bethlehem to accrue approximately $28 million as an estimate for expenses to be incurred during the period through closing the chapter 11 case. It also requires that assets be stated at their estimated net realizable value which was accomplished with the impairment charge recognized in March 2003. Bethlehem also adjusted certain liabilities to reflect net realizable value. Bethlehem's pre-petition unsecured liabilities of approximately $6 billion continue to be valued at their historical basis until "legal release" by the Court. This release will occur when the ISG Class B common stock, with an expected value of $15 million becomes available to distribute to allowed pre-petition unsecured creditors. Such creditors are also entitled to receive the benefits of any bankruptcy avoidance claims that Bethlehem may have. These claims have not been valued at this time.

           The pro forma statement of net liabilities as of June 30, 2003 reflecting the revaluation of pre-petition unsecured liabilities upon "legal release" to their anticipated settlement value and other required adjustments follows ($ in millions):

    BETHLEHEM STEEL CORPORATION
    PRO FORMA CONSOLIDATED STATEMENT OF NET LIABILITIES
    JUNE 30, 2003


     ASSETS                                                                                     (a)
                                                                     Historical             Adjustments           Pro Forma
                                                                   -----------------    -----------------    -------------------
      Current Assets:
        Cash and cash equivalents                                  $         98.2       $           -         $         98.2
        Receivables - net                                                    40.0                   -                   40.0
        Other current assets                                                  4.9                   -                    4.9
                                                                   -----------------    -----------------    -------------------
      Total Current Assets                                                  143.1                   -                  143.1
      Investments                                                            15.0                   -                   15.0
                                                                   -----------------    -----------------    -------------------
      Total Assets                                                          158.1                   -                  158.1
                                                                   -----------------    -----------------    -------------------

    LIABILITIES
      Current Liabilities:
        Accounts payable and other accrued liabilities                       61.0                 97.1                 158.1
      Liabilities Subject to Compromise                                   5,894.5             (5,894.5)                   -
                                                                   -----------------    -----------------    -------------------
      Total Liabilities                                                   5,955.5             (5,797.4)                158.1
                                                                   -----------------    -----------------    -------------------
      Net Liabilities                                              $     (5,797.4)       $     5,797.4        $           -
                                                                   =================    =================    ===================



Notes:
 a- Adjustment to write-down liabilities of approximately $5.9 billion to anticipated settlement amount and to record other required adjustments.

           The bar date by which creditors, other than employees and former employees, were required to file proofs of claim with the Court was September 30, 2002. On May 14, 2003, the Court approved an order establishing July 11, 2003 as the bar date by which employees and former employees as creditors were required to file proofs of claim. Differences between the amounts reflected on Bethlehem's records and claims by creditors will be investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of creditors, will take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known. It is reasonably possible that the amount of claims ultimately allowed by the Court will differ materially from the amounts presently recorded by Bethlehem. Under the terms of the APA mentioned in Note 1, the ISG Class B common stock with an expected value of $15 million together with any bankruptcy avoidance claims that Bethlehem may have are the only assets available for distribution to allowed pre-petition unsecured claims.

REVIEW OF RESULTS:

SECOND QUARTER AND FIRST SIX MONTHS OF 2003
SECOND QUARTER AND FIRST SIX MONTHS OF 2002

           Our second quarter 2003 net income of $22 million compares to a net loss of $119 million in 2002. Our net loss for the first six months of 2003 of $2.3 billion compares to a net loss of $216 million in 2002. The net loss in 2003 includes a $2.3 billion impairment charge recorded in anticipation of the sale of substantially all of our assets to ISG which occurred on May 7, 2003. As a result of the sale of substantially all of our assets to ISG, we no longer have operations and are in the process of closing Bethlehem's chapter 11 case. On July 29, 2003, Bethlehem filed a plan of liquidation and disclosure statement with the Court. A hearing is tentatively scheduled for October 22, 2003 to confirm the plan. Therefore, our second quarter operating results include only one month of operations while 2003 year-to-date operating results include only four months of operations. As of April 30, 2003 Bethlehem has adopted the liquidation basis of accounting. The liquidation basis of accounting required Bethlehem to accrue approximately $28 million as an estimate for expenses to be incurred during the period through closing the chapter 11 case.


LIQUIDITY AND CASH FLOW

           The closing on the sale of substantially all of our assets to ISG occurred on May 7, 2003. At closing Bethlehem received approximately $752 million in cash and a $120 million receivable, all of which has been subsequently received, that are expected to be sufficient to satisfy all allowed secured, administrative and priority claims, with any excess cash being paid to ISG. Bethlehem also received at closing ISG Class B common stock, with an expected value of $15 million, that together with any bankruptcy avoidance claims are the only assets available to distribute to allowed pre-petition unsecured creditors. Under the terms of the APA, the class B common stock will be returned to ISG if all allowed secured, administrative and priority claims are not paid. Bethlehem filed a chapter 11 plan of liquidation with the Court on July 29, 2003. The Court hearing to confirm the plan of liquidation is tentatively scheduled for October 22, 2003.

           In conjunction with closing, Bethlehem disbursed approximately $654 million of the sale proceeds, including: $617 million for debt repayments to fully repay all of Bethlehem's secured debt; $16 million to escrow pre-petition property taxes; $11 million to fully collateralize existing letters of credit; and $10 million to settle litigation. After these disbursements, cash and cash equivalents on hand at May 7, 2003 was $98 million. Subsequent to closing Bethlehem received $80 million of the ISG receivable related to the sale through June 30, 2003 and received the remaining $40 million in July 2003. Bethlehem's disbursements subsequent to closing through June 30, 2003 included: about $47 million for accrued payroll that existed as of April 30, 2003; about $26 million (net of transfers from benefit trusts) for active and retiree medical benefit run-off; and about $10 million for professional fees related to the chapter 11 cases. Total cash and cash equivalents at June 30, 2003 was $98 million.


DIVIDENDS

           Pursuant to Delaware law we are not permitted to declare a dividend on our Common Stock, Cumulative Convertible Preferred Stock or Preference Stock. No value will be distributed to our equity holders pursuant to our plan of liquidation.


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


ITEM 4. CONTROLS AND PROCEDURES

           Bethlehem's management evaluated, with the participation of its Chief Executive Officer and Principal Financial Officer, the effectiveness of Bethlehem's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2003. Based on their evaluation, Bethlehem's Chief Executive Officer and Principal Financial Officer concluded that Bethlehem's disclosure controls and procedures were effective as of June 30, 2003.

           There have been no changes in Bethlehem's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Bethlehem's fiscal quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, Bethlehem's internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

           On October 15, 2001, Bethlehem and 22 of its direct and indirect subsidiaries filed voluntary petitions for relief under chapter 11 of title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 01-15288 (BRL) through 01-15302
(BRL) and 01-15308 (BRL) through 01-15315 (BRL)). As a result of the chapter 11 cases, all pending litigation against Bethlehem and the 22 subsidiaries is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against Bethlehem and such subsidiaries.

           Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Prosecution of certain of these actions may be stayed by Bethlehem's chapter 11 filing. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at June 30, 2003.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           As a result of its chapter 11 filing, Bethlehem has not made principal or interest payments on unsecured indebtedness incurred prior to October 15, 2001 without approval of the Bankruptcy Court. In addition, Bethlehem is not permitted to pay dividends on its Common Stock, Cumulative Convertible Preferred Stock or Preference Stock. The dividend arrearage from June 30, 2001 through June 30, 2003 is approximately $80 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (A)  EXHIBITS.

                     The following exhibits are included in this Report on Form 10-Q:

                     11       Statement Regarding Computation of Earnings Per
                              Share

                     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                     32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (B)  REPORTS ON FORM 8-K.

                     Bethlehem filed the following Current Reports on Form 8-K with the Securities and Exchange Commission since the end of its First Quarter:

                    1. April 1, 2003 - Press release announcing that Bethlehem's bankruptcy judge established sale procedures for Bethlehem's assets.

                    2. April 16, 2003 - Press release responding to inquiries concerning additional bids for Bethlehem's assets.

                    3. May 13, 2003 - Press release regarding closing of Asset Purchase Agreement with ISG.

                    4. May 20, 2003 - Consolidated Monthly Operating Statement for the Months of March and April, 2003, as filed with the Bankruptcy Court.

                    5. June 20, 2003 - Consolidated Monthly Operating Statement for the Month of May, 2003, as filed with the Bankruptcy Court.

                    6. July 21, 2003 - Consolidated Monthly Operating Statement for the Month of June, 2003, as filed with the Bankruptcy Court.

                    7. July 30, 2003 - Plan of Liquidation and Disclosure Statement, as filed with the Bankruptcy Court.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, Bethlehem Steel Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Bethlehem Steel Corporation
                                                       (Registrant)



                                           By /s/ L. A. Arnett
                                              ----------------------------------
                                              L. A. Arnett
                                              Vice President and Controller
                                              (Principal Financial Officer)

Date: August 20, 2003

                                EXHIBIT INDEX

       The following is an index of the exhibits included in this Report:

Item
No.        Exhibit
---        -------

11         Statement Regarding Computation of Earnings Per Share

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002