Form 10-Q
period 2003-09-30
BETHLEHEM STEEL CORP /DE/
filed 2003-11-14
CIK 11860

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2003
                          Commission file number 1-1941


                           BETHLEHEM STEEL CORPORATION
             (Exact name of registrant as specified in its charter)


        DELAWARE                                         24-0526133
(State of incorporation)                    (I.R.S. Employer Identification No.)


           1170 EIGHTH AVENUE
        BETHLEHEM, PENNSYLVANIA                         18016-7699
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (610) 694-6997


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

Number of Shares of Common Stock Outstanding as of November 13, 2003:
135,486,463

            BETHLEHEM STEEL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                  PAGE NO.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

   Consolidated Statements of Operations -
       Three and Nine Months Ended September 30, 2003
       and 2002 (unaudited)...................................................        2

   Consolidated Statement of Net Liabilities in Liquidation -
       September 30, 2003 (unaudited) ........................................        3

   Consolidated Balance Sheet -
       December 31, 2002......................................................        4

   Consolidated Statements of Cash Flows -
       Four Months Ended April 30, 2003 and
       Nine Months Ended September 30, 2002 (unaudited).......................        5

   Consolidated Statement of Receipts and Disbursements-
       May 1 to September 30, 2003 (unaudited)................................        6

   Notes to Consolidated Financial Statements (unaudited).....................        7

Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition...............................       12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........       16

Item 4.  Controls and Procedures..............................................       16

PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings.............................................       17

       Item 3.  Defaults Upon Senior Securities...............................       17

       Item 5.  Other Information.............................................       17

       Item 6.  Exhibits and Reports on Form 8-K..............................       18

Signatures ...................................................................       20


                         PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                           BETHLEHEM STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (dollars in millions)
                                   (unaudited)

  (Note 1)                                                                                               (Note 1)
THREE MONTHS   THREE MONTHS                                                                             NINE MONTHS     NINE MONTHS
   ENDED          ENDED                                                                                    ENDED           ENDED
September 30   September 30                                                                             September 30    September 30
    2003           2002                                                                                     2003            2002
------------   -----------                                                                              ------------    ------------
        $ -       $ 938.5      NET SALES                                                                  $ 1,238.8       $ 2,675.8
------------   -----------                                                                              ------------    ------------

                               COSTS AND EXPENSES
          -         887.5           Cost of sales                                                           1,152.5         2,630.2
          -          64.1           Depreciation                                                               70.8           187.0
          -          19.7           Selling, administration and general expense                                22.5            67.1
          -           2.5           Unusual charges (Note 3)                                                2,300.0            22.5
------------   -----------                                                                              ------------    ------------
          -         973.8      TOTAL COSTS AND EXPENSES                                                     3,545.8         2,906.8
------------   -----------                                                                              ------------    ------------

          -         (35.3)     LOSS FROM OPERATIONS                                                        (2,307.0)         (231.0)

          -          (4.9)     REORGANIZATION ITEMS (Note 5)                                                   (7.7)          (10.7)

          -         (14.0)     FINANCING EXPENSE - NET (Note 6)                                               (16.7)          (39.0)
------------   -----------                                                                              ------------    ------------

          -         (54.2)     LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE         (2,331.4)         (280.7)

          -             -      BENEFIT FROM INCOME TAXES (Note 7)                                                 -            10.3
------------   -----------                                                                              ------------    ------------

          -         (54.2)     LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          (2,331.4)         (270.4)

          -             -      CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 4)                                (12.5)              -
------------   -----------                                                                              ------------    ------------

          -         (54.2)     NET LOSS                                                                    (2,343.9)         (270.4)

        8.7           9.8      DIVIDEND REQUIREMENTS ON PREFERRED AND PREFERENCE STOCK (Note 9)                27.3            29.6
------------   -----------                                                                              ------------    ------------

     $ (8.7)      $ (64.0)     NET LOSS APPLICABLE TO COMMON STOCK                                       $ (2,371.2)       $ (300.0)
============   ===========                                                                              ============    ============


                               NET LOSS PER COMMON SHARE (BASIC AND DILUTED):
    $ (0.06)      $ (0.49)          Net loss before cumulative effect of accounting change                 $ (17.74)        $ (2.29)
          -             -           Cumulative effect of accounting change                                    (0.10)              -
------------   -----------                                                                              ------------    ------------
    $ (0.06)      $ (0.49)          Net loss per common share                                              $ (17.84)        $ (2.29)
============   ===========                                                                              ============    ============

                               AVERAGE SHARES OUTSTANDING:
      135.7         131.0           Basic and Diluted                                                         132.9           131.0


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                           BETHLEHEM STEEL CORPORATION

            CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                              (dollars in millions)


                                                              SEPTEMBER 30
                                                                  2003
                                                               (unaudited)
                                                            ------------------

CURRENT ASSETS:
       Cash and cash equivalents                                       $ 94.1
       Other current assets                                               1.3
                                                            ------------------
TOTAL CURRENT ASSETS                                                     95.4
INVESTMENTS AND MISCELLANEOUS ASSETS                                     15.0
                                                            ------------------
TOTAL ASSETS                                                            110.4
                                                            ------------------


CURRENT LIABILITIES:
       Accounts payable and other accrued liabilities                  $ 30.1

LIABILITIES SUBJECT TO COMPROMISE (Note 8)                            5,847.7

                                                            ------------------
TOTAL LIABILITIES                                                     5,877.8

                                                            ------------------
NET LIABILITIES IN LIQUIDATION (Note 2)                            $ (5,767.4)
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

                           BETHLEHEM STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)
                                   (unaudited)

                                                                                   (Note 1)
                                                                                  FOUR MONTHS              NINE MONTHS
                                                                                     ENDED                    ENDED
                                                                                    APRIL 30               SEPTEMBER 30
                                                                                      2003                     2002
                                                                              --------------------     --------------------
OPERATING ACTIVITIES:
       Net loss                                                                        $ (2,343.9)                $ (270.4)

       Adjustments for items not affecting cash from operating activities:
            Depreciation and amortization                                                    70.8                    187.0
            Unusual charges (Note 3)                                                      2,300.0                     22.5
            Cumulative effect of accounting change (Note 4)                                  12.5                        -
            Recognition of deferred gains                                                    (7.2)                   (16.3)
            Reorganization items                                                              7.7                     10.7
            Other - net                                                                       0.7                      8.8
       Working capital (excluding financing and investing activities):
            Receivables                                                                     (27.6)                   (37.6)
            Inventories                                                                      38.9                    (20.3)
            Accounts payable                                                                 33.0                    (20.7)
            Other                                                                           (12.0)                    25.2
       Funding postretirement benefits:
            Pension funding less than expense  (Note 1)                                         -                    103.7
            Retiree healthcare and life insurance benefit payments (more)
              less than expense                                                              (7.3)                    35.9
                                                                              --------------------     --------------------
CASH PROVIDED BY OPERATING ACTIVITIES BEFORE REORGANIZATION ITEMS                            65.6                     28.5
                                                                              --------------------     --------------------

       Reorganization items                                                                  (7.7)                   (10.7)
                                                                              --------------------     --------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                        57.9                     17.8
                                                                              --------------------     --------------------

INVESTING ACTIVITIES:
       Capital expenditures                                                                 (26.1)                   (74.5)
       Cash proceeds from asset sales                                                        11.9                     25.7
                                                                              --------------------     --------------------
CASH USED FOR INVESTING ACTIVITIES                                                          (14.2)                   (48.8)
                                                                              --------------------     --------------------

FINANCING ACTIVITIES:
       Borrowings                                                                            15.0                     90.6
       Debt and capital lease payments                                                      (25.5)                   (58.2)
       Other payments                                                                       (10.6)                   (19.1)
                                                                              --------------------     --------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                            (21.1)                    13.3
                                                                              --------------------     --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         22.6                    (17.7)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              67.6                    104.0
                                                                              --------------------     --------------------
                          - END OF PERIOD                                                  $ 90.2                   $ 86.3
                                                                              ====================     ====================

 SUPPLEMENTAL CASH INFORMATION:
        Interest and other financing costs, net of amount capitalized                      $ 18.7                   $ 32.4
        Income taxes received                                                                   -                     (8.0)
        Capital lease obligations incurred                                                      -                      1.9



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                           BETHLEHEM STEEL CORPORATION

              CONSOLIDATED STATEMENT OF RECEIPTS AND DISBURSEMENTS
                              (dollars in millions)
                                   (unaudited)

                                                              MAY 1 TO
                                                            SEPTEMBER 30
                                                                2003
                                                          ------------------

RECEIPTS:
  Proceeds from asset sale (Note 1)                                  $872.4
  Proceeds from benefit trusts                                         15.5
  Refund letters of credit collateralization                            3.1
  Litigation settlements                                                2.9
  Returned premiums from insurance policies                             2.8
  Other                                                                 2.2
                                                          ------------------
     Total Receipts                                                   898.9

DISBURSEMENTS:
  Debt repayments                                                     617.0
  Accrued payroll                                                      66.3
  Accrued employee benefits                                            55.1
  Property and other taxes                                             16.4
  Reorganization costs (Note 5)                                        13.8
  Settlement of litigation (Note 1)                                    10.0
  Working capital adjustment (Note 1)                                   9.3
  Collateralize letters of credit                                      11.6
  Other                                                                 4.0
  Reclamation claim settled                                             1.3
                                                          ------------------
     Total Disbursements                                              804.8
                                                          ------------------

CASH ON HAND, ENDING                                                  $94.1
                                                          ==================









The accompanying Notes are an integral part of the Consolidated Financial Statements.

                           BETHLEHEM STEEL CORPORATION

          NOTES TO SEPTEMBER 30, 2003 CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


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

Closing of the sale of substantially all of our assets to ISG was completed on May 7, 2003, however, the effective closing date for financial purposes was the opening of business on May 1, 2003. At closing Bethlehem received approximately $752 million in cash and a $120 million receivable (all of which has subsequently been collected), the total of which is expected to be sufficient to satisfy all allowed secured, administrative and priority claims, with any excess cash being paid to ISG before Bethlehem's chapter 11 case is closed. Bethlehem also received at closing ISG Class B common stock, with an expected value of $15 million. Under the terms of the APA, the class B common stock will be returned to ISG if all allowed secured, administrative and priority claims are not paid.

The terms of the APA required a minimum level of working capital at April 30, 2003. Subsequent to the sale, Bethlehem and ISG determined that ISG was due approximately $9 million for adjustments to April 30, 2003 working capital. Bethlehem returned this amount to ISG during August 2003.

As a result of the sale, Bethlehem no longer has operations effective April 30, 2003. Bethlehem filed a chapter 11 Plan of Liquidation (Plan) and a Disclosure Statement with the Court on July 29, 2003. At a hearing held on October 22, 2003, the Court confirmed the Plan. Under the terms of the Plan, all administrative expense claims, priority and non-priority tax claims and all other secured claims will be satisfied and then Bethlehem and its debtor subsidiaries will either be dissolved or merged into another debtor, as appropriate. Bethlehem expects this process will be completed by December 31, 2003. Upon dissolution, a liquidating trust will be formed to distribute to allowed unsecured creditors the $15 million in ISG class B common stock or the proceeds from the sale of such stock, $0.6 million in proceeds from a benefit trust and proceeds from any bankruptcy avoidance actions. No value will be distributed to Bethlehem's common, preferred or preference equity holders. A copy of the Plan has been filed with the Securities and Exchange Commission.

As a result of no longer having operations, the consolidated statement of operations for the third quarter of 2003 does not include any operating results and the 2003 year-to-date results include only four months of operating results through April 30, 2003. The consolidated statement of cash flows for 2003 is for the period January 1, 2003 through April 30, 2003. A consolidated statement of receipts and disbursements for the period May 1, 2003 through September 30, 2003 has been included as part of the consolidated financial statements. Bethlehem has adopted the liquidation basis of accounting effective April 30, 2003 and the consolidated financial statements include a consolidated statement of net liabilities in liquidation as of September 30, 2003.

On March 25, 2003, the Court approved a motion under section 1114 of the Code terminating retiree health care and life insurance benefits (OPEB) for claims incurred after March 31, 2003, for substantially all current and future retired employees and their eligible dependents. Claims incurred on or before March 31, 2003 and received on or before May 31, 2003 will be paid. If sufficient funds are available after all allowed secured, priority and administrative claims have been paid, the Court also has required Bethlehem to reimburse up to two weeks of COBRA premiums paid by Bethlehem's COBRA enrollees. Bethlehem expects to have sufficient funds for this reimbursement and has reflected the amounts in other current liabilities at September 30, 2003. As a result of the Court's action, we did not record any OPEB expense for the month of April 2003.

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

On September 30, 2003 the Court approved an order settling a lawsuit filed by certain former salaried employees related to alleged severance benefits. Bethlehem disbursed about $7 million in October 2003 related to this settlement and has reflected this amount in other current liabilities as of September 30, 2003 in the consolidated statement of net liabilities.

2. As a result of the events mentioned in Note 1, Bethlehem recorded a loss for impairment of long-lived assets of approximately $2.3 billion and a loss for unrecognized past service cost resulting from the termination of OPEB of $10 million in March 2003. In addition, Bethlehem adopted the liquidation basis of accounting as of April 30, 2003. The liquidation basis of accounting required Bethlehem to accrue approximately $28 million as an estimate for expenses to be incurred during the period through closing the chapter 11 case. It also requires that assets be stated at their estimated net realizable value which was accomplished with the impairment charge recognized in March 2003. Bethlehem also adjusted certain liabilities to reflect net realizable value. Bethlehem's pre-petition unsecured liabilities of approximately $6 billion continue to be valued at their historical basis until "legal release" by the Court. This release will occur when the ISG Class B common stock, with an expected value of $15 million, becomes available to distribute to allowed pre-petition unsecured creditors. Such creditors are also entitled to receive the benefits of any bankruptcy avoidance claims that Bethlehem may have. These claims have not been valued at this time.

A summary of changes in net liabilities from March 31 to September 30, 2003 follows ($ in millions):

      Stockholders' Deficit at March 31, 2003                                          $     (5,816.0)
      April 2003 net income                                                                      22.3
      Adoption of liquidation accounting:
        Accrual of estimated expenses and other liabilities through closing
        the chapter 11 case and other required adjustments                                       26.3
                                                                                      ------------------
      Net liabilities at September 30, 2003                                            $     (5,767.4)
                                                                                      ==================

The pro forma statement of net liabilities as of September 30, 2003 reflecting the revaluation of pre-petition unsecured liabilities upon "legal release" to their anticipated settlement value and other adjustments follows ($ in millions):

    BETHLEHEM STEEL CORPORATION
    PRO FORMA CONSOLIDATED STATEMENT OF NET LIABILITIES
    SEPTEMBER 30, 2003

                                                                                        (a)
                                                               Historical           Adjustments            Pro Forma
                                                            -----------------    -----------------    -------------------
    ASSETS
      Current Assets:
        Cash and cash equivalents                            $        94.1        $          -         $         94.1
        Other current assets                                           1.3                   -                    1.3
                                                            -----------------    -----------------    -------------------
      Total Current Assets                                            95.4                   -                   95.4
      Investments                                                     15.0                   -                   15.0
                                                            -----------------    -----------------    -------------------
      Total Assets                                                   110.4                   -                  110.4
                                                            -----------------    -----------------    -------------------

    LIABILITIES
      Current Liabilities:
         Accounts payable and other accrued liabilities               30.1                 80.3                 110.4
      Liabilities Subject to Compromise                            5,847.7             (5,847.7)                   -
                                                            -----------------    -----------------    -------------------
      Total Liabilities                                            5,877.8             (5,767.4)                110.4

                                                            -----------------    -----------------    -------------------
      Net Liabilities                                        $    (5,767.4)       $     5,767.4        $           -
                                                            =================    =================    ===================

Notes:
a- Adjustment to write-down liabilities of approximately $5.8 billion to anticipated settlement amount and reclass to accounts payable and to record other required adjustments.


3. In March 2003, Bethlehem recorded a loss for impairment of long-lived assets of approximately $2.3 billion and a loss for unrecognized past service costs resulting from the termination of OPEB of $10 million as a result of events described in Note 1 above. In 2002, we recorded a $20 million non-cash charge to reflect the most current estimate of the probable remediation costs at Lackawanna. During August 2002, Bethlehem announced the permanent closing of a facility for producing large diameter pipe in Steelton, Pennsylvania. As a result, we recorded a $2.5 million non-cash charge to account for the required employee benefit costs.

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

5. Net costs resulting from reorganization of the businesses, prior to the sale of substantially all of our assets to ISG, have been reported in the statement of operations separately as reorganization items. As a result of no longer having operations only four months of costs are reflected in the nine-month 2003 amounts. For three-month and nine-month periods ended September 30, 2003 and 2002, the following have been recorded ($ in millions):

                                                           Three Months Ended                     Nine Months Ended
                                                   -----------------------------------   ------------------------------------
                                                         2003              2002                2003               2002
                                                   ----------------- -----------------   ------------------  ----------------
      Professional and other fees                   $           -     $          5.1      $          7.8      $        13.3
      Gains from termination of contracts                       -                 -                   -                (2.0)
      Interest income                                           -               (0.2)               (0.1)              (0.6)
                                                   ----------------- -----------------   ------------------  ----------------
      Total                                         $           -     $          4.9      $          7.7      $        10.7
                                                   ================= =================   ==================  ================


Net costs resulting from reorganization of the businesses, subsequent to the sale of substantially all of our assets to ISG, have been reported in the statement of receipts and disbursements as reorganization items. For the five-month period ended September 30, 2003, the following have been recorded ($ in millions):


      Professional and other fees                 $         12.1
      Contract termination costs                             2.0
      Interest income                                       (0.3)
                                                 ------------------
      Total                                       $         13.8
                                                 ==================

6. Interest at the stated contractual amount on unsecured debt that was not charged to earnings as a result of our chapter 11 filing was $0 and approximately $19 million for the three and nine-month periods ended September 30, 2003 compared to $11 and $32 million for the three-month and nine-month periods ended September 30, 2002.

7. The income tax benefit recorded in 2002 represents a $10 million tax refund as a result of the "Job Creation and Workers Assistance Act of 2002" that was enacted on March 8, 2002. The Act provides us the ability to carry back a portion of our 2001 Alternative Minimum Tax loss for a refund of taxes paid in prior years that was not previously available.

8. Liabilities subject to compromise at September 30, 2003 and December 31, 2002 follows ($ in millions):

                                         September 30,       December 31,
                                              2003               2002
                                      ------------------ --------------------

    Pension liability                  $      2,849.0     $         2,849.0
    Other post-employment benefits            2,047.1               2,059.0
    Unsecured debt                              526.7                 526.7
    Accounts payable                            144.0                 190.7
    Accrued employment costs                    161.4                 186.7
    Other accrued liabilities                    68.4                 194.6
    Accrued taxes and interest                   51.1                  66.7
                                      ------------------ --------------------
    Total                              $      5,847.7     $         6,073.4
                                      ================== ====================

The bar date by which creditors, other than employees and former employees, were required to file proofs of claim with the Court was September 30, 2002. The bar date by which employees and former employees as creditors were required to file proofs of claim was July 11, 2003. Differences between the amounts reflected on Bethlehem's records and claims by creditors will be investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of claims filed, will take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known. It is reasonably possible that the amount of claims ultimately allowed by the Court will differ materially from the amounts presently recorded by Bethlehem.

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

           Closing of the sale of substantially all of our assets to ISG was completed on May 7, 2003, however, the effective closing date for financial purposes was the opening of business on May 1, 2003. At closing Bethlehem received approximately $752 million in cash and a $120 million receivable (all of which has subsequently been collected), the total of which is expected to be sufficient to satisfy all allowed secured, administrative and priority claims, with any excess cash being paid to ISG before Bethlehem's chapter 11 case is closed. Bethlehem also received at closing ISG Class B common stock, with an expected value of $15 million. Under the terms of the APA, the class B common stock will be returned to ISG if all allowed secured, administrative and priority claims are not paid.

           The terms of the APA required a minimum level of working capital at April 30, 2003. Subsequent to the sale, Bethlehem and ISG determined that ISG was due approximately $9 million for adjustments to April 30, 2003 working capital. Bethlehem returned this amount to ISG during August 2003.

           As a result of the sale, Bethlehem no longer has operations effective April 30, 2003. Bethlehem filed a chapter 11 Plan of Liquidation (Plan) and a Disclosure Statement with the Court on July 29, 2003. At a hearing held on October 22, 2003, the Court confirmed the Plan. Under the terms of the Plan, all administrative expense claims, priority and non-priority tax claims and all other secured claims will be satisfied and then Bethlehem and its debtor subsidiaries will either be dissolved or merged into another debtor, as appropriate. Bethlehem expects this process will be completed by December 31, 2003. Upon dissolution, a liquidating trust will be formed to distribute to allowed unsecured creditors the $15 million in ISG class B common stock or proceeds from the sale of such stock, $0.6 million in proceeds from a benefit trust and proceeds from any bankruptcy avoidance actions. No value will be distributed to Bethlehem's common, preferred or preference equity holders. A copy of the confirmed Plan has been filed with the Securities and Exchange Commission.

           As a result of no longer having operations, the consolidated statement of operations for the third quarter of 2003 does not include any operating results and the 2003 year-to-date results include only four months of operating results through April 30, 2003. The consolidated statement of cash flows for 2003 is for the period January 1, 2003 through April 30, 2003. A consolidated statement of receipts and disbursements for the period May 1, 2003 through September 30, 2003 has been included as part of the consolidated financial statements. Bethlehem has adopted the liquidation basis of accounting effective April 30, 2003 and the consolidated financial statements include a consolidated statement of net liabilities in liquidation as of September 30, 2003.

           On March 25, 2003, the Court approved a motion under section 1114 of the Code terminating retiree health care and life insurance benefits (OPEB) for claims incurred after March 31, 2003, for substantially all current and future retired employees and their eligible dependents. Claims incurred on or before March 31, 2003 and received on or before May 31, 2003 will be paid. If sufficient funds are available after all allowed secured, priority and administrative claims have been paid, the Court also has required Bethlehem to reimburse up to two weeks of COBRA premiums paid by Bethlehem's COBRA enrollees. Bethlehem expects to have sufficient funds for this reimbursement and has reflected the amounts in other current liabilities at September 30, 2003. As a result of the Court's action, we did not record any OPEB expense for the month of April 2003.

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

           On September 30, 2003 the Court approved an order settling a lawsuit filed by certain former salaried employees related to alleged severance benefits. Bethlehem disbursed about $7 million in October 2003 related to this settlement and has reflected this amount in other current liabilities as of September 30, 2003 in the consolidated statement of net liabilities.

           The pro forma statement of net liabilities as of September 30, 2003 reflecting the revaluation of pre-petition unsecured liabilities upon "legal release" to their anticipated settlement value and other required adjustments follows ($ in millions):

    BETHLEHEM STEEL CORPORATION
    PRO FORMA CONSOLIDATED STATEMENT OF NET LIABILITIES
    SEPTEMBER 30, 2003

                                                                                      (a)
                                                             Historical           Adjustments            Pro Forma
                                                          -----------------    -----------------    -------------------
    ASSETS
      Current Assets:
        Cash and cash equivalents                          $        94.1        $          -         $         94.1
        Other current assets                                         1.3                   -                    1.3
                                                          -----------------    -----------------    -------------------
      Total Current Assets                                          95.4                   -                   95.4
      Investments                                                   15.0                   -                   15.0
                                                          -----------------    -----------------    -------------------
      Total Assets                                                 110.4                   -                  110.4
                                                          -----------------    -----------------    -------------------

    LIABILITIES
      Current Liabilities:
        Accounts payable and other accrued liabilities              30.1                 80.3                 110.4
      Liabilities Subject to Compromise                          5,847.7             (5,847.7)                   -
                                                          -----------------    -----------------    -------------------
      Total Liabilities                                          5,877.8             (5,767.4)                110.4

                                                          -----------------    -----------------    -------------------
      Net Liabilities                                      $    (5,767.4)       $     5,767.4        $           -
                                                          =================    =================    ===================

Notes:
 a- Adjustment to write-down liabilities of approximately $5.8 billion to anticipated settlement amount and reclass to accounts payable and to record other required adjustments.


           The bar date by which creditors, other than employees and former employees, were required to file proofs of claim with the Court was September 30, 2002. The bar date by which employees and former employees as creditors were required to file proofs of claim was July 11, 2003. Differences between the amounts reflected on Bethlehem's records and claims by creditors will be investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of claims filed, will take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known. It is reasonably possible that the amount of claims ultimately allowed by the Court will differ materially from the amounts presently recorded by Bethlehem.

REVIEW OF RESULTS:

THIRD QUARTER AND FIRST NINE MONTHS OF 2003
THIRD QUARTER AND FIRST NINE MONTHS OF 2002

           As a result of the sale of substantially all of our assets to ISG, we no longer have operations and therefore had no net income for the third quarter 2003. As of April 30, 2003, Bethlehem adopted the liquidation basis of accounting and accrued approximately $28 million as an estimate for expenses to be incurred from April 30 through closing the chapter 11 case. Our net loss for the third quarter 2002 was $54 million. Our net loss of $2.3 billion for the first nine months of 2003 includes only four months of operating results. This compares to a net loss of $270 million in 2002. The net loss in 2003 includes a $2.3 billion impairment charge recorded in anticipation of the sale of substantially all of our assets to ISG which occurred on May 7, 2003.


LIQUIDITY AND CASH FLOW

           The closing of the sale of substantially all of our assets to ISG occurred on May 7, 2003. At closing Bethlehem received approximately $752 million in cash and a $120 million receivable, all of which has been subsequently received, that are expected to be sufficient to satisfy all allowed secured, administrative and priority claims, with any excess cash being paid to ISG. Under the terms of the APA, the class B common stock will be returned to ISG if all allowed secured, administrative and priority claims are not paid.

           At a hearing held on October 22, 2003, the Bankruptcy Court confirmed Bethlehem's Plan of Liquidation (Plan). Under the terms of the Plan, all administrative expense claims, priority and non-priority tax claims and all other secured claims will be satisfied and then Bethlehem and its debtor subsidiaries will either be dissolved or merged into another debtor, as appropriate. Bethlehem expects this process will be completed by December 31, 2003. After dissolution, a liquidating trust will be formed to distribute to allowed unsecured creditors the $15 million in ISG class B common stock or the proceeds from the sale of such stock, $0.6 million in proceeds from a benefit trust and proceeds from any bankruptcy avoidance actions. No value will be distributed to Bethlehem's common, preferred or preference equity holders.

           In conjunction with closing, Bethlehem disbursed approximately $654 million of the sale proceeds, including: $617 million for debt repayments to fully repay all of Bethlehem's secured debt; $16 million to escrow pre-petition property taxes; $11 million to fully collateralize existing letters of credit; and $10 million to settle litigation. After these disbursements, cash and cash equivalents on hand at May 7, 2003 was $98 million. Subsequent to closing Bethlehem collected the $120 million receivable related to the ISG sale. Bethlehem's disbursements subsequent to closing through September 30, 2003 included: about $66 million for accrued payroll that existed as of April 30, 2003; about $40 million (net of transfers from benefit trusts) for active and retiree medical benefit run-off; and about $14 million for professional fees related to the chapter 11 cases. Total cash and cash equivalents at September 30, 2003 was $94 million.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

           Bethlehem's management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of Bethlehem's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2003. Based on their evaluation, Bethlehem's Chief Executive Officer and Chief Financial Officer concluded that Bethlehem's disclosure controls and procedures were effective as of September 30, 2003.

           There have been no changes in Bethlehem's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Bethlehem's fiscal quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, Bethlehem's internal control over financial reporting.

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

           Bethlehem, in the ordinary course of its business, is the subject of various pending or threatened legal actions involving governmental agencies or private interests. Prosecution of certain of these actions may be stayed by Bethlehem's chapter 11 filing. Bethlehem believes that any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at September 30, 2003.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           As a result of its chapter 11 filing, Bethlehem has not made principal or interest payments on unsecured indebtedness incurred prior to October 15, 2001 without approval of the Bankruptcy Court. In addition, Bethlehem is not permitted to pay dividends on its Common Stock, Cumulative Convertible Preferred Stock or Preference Stock. The dividend arrearage from June 30, 2001 through September 30, 2003 is approximately $90 million.


ITEM 5.  OTHER INFORMATION.

           On October 29, 2003 all of Bethlehem's directors, other than R. S. Miller, Jr., Bethlehem's Chief Executive Officer, resigned and W. H. Graham, Bethlehem's Senior Vice President, General Counsel and Secretary, and E.P. Reybitz, Bethlehem's current Chief Financial Officer were elected to the Board. The size of the Board was reduced to three. In addition, Mr. Reybitz was elected Vice President, Chief Financial Officer and Treasurer of Bethlehem. The Board determined that following the confirmation of Bethlehem's Plan of Liquidation and the status of Bethlehem's continuing liquidation it was no longer necessary to have a board comprised of a majority of independent directors and independent committees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (A)  EXHIBITS.

           The following exhibits are included in this Report on Form 10-Q:

           2.1 Debtors' Plan of Liquidation under Chapter 11 of the Bankruptcy Code, dated October 21, 2003, as filed with the U.S. Bankruptcy Court for the Southern District of New York (Incorporated by reference from Exhibit 2.1 to Bethlehem's Current Report on Form 8-K filed October 28,
                      2003)

           2.2 Bankruptcy Court Order, dated October 22, 2003, confirming the Debtors' Plan of Liquidation under Chapter 11 of the Bankruptcy Code (Incorporated by reference from Exhibit
                      2.2 to Bethlehem's Current Report on Form 8-K filed October 28, 2003)

           11         Statement Regarding Computation of Earnings Per Share

           31.1       Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

           31.2       Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

           32.1       Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

           32.2       Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

           (B)  REPORTS ON FORM 8-K.

                     Bethlehem filed the following Current Reports on Form 8-K with the Securities and Exchange Commission since the end of its Second Quarter:

           1. July 21, 2003 - Consolidated Monthly Operating Statement for the Month of June, 2003, as filed with the Bankruptcy Court.

           2. July 30, 2003 - Plan of Liquidation and Disclosure Statement, as filed with the Bankruptcy Court.

           3. August 20, 2003 - Consolidated Monthly Operating Statement for the Month of July, 2003, as filed with the Bankruptcy Court.

           4. August 27, 2003 - Consolidated Monthly Operating Statement for the Month of April, 2003, as amended and filed with the Bankruptcy Court.

           5. September 22, 2003 - Consolidated Monthly Operating Statement for the Month of August, 2003, as filed with the Bankruptcy Court.

           6. September 23, 2003 - Approved form of Disclosure Statement, as filed with the Bankruptcy Court.

           7. October 20, 2003 - Consolidated Monthly Operating Statement for the Month of September, 2003, as filed with the Bankruptcy Court.

           8. October 28, 2003 - Confirmed Plan of Liquidation, as filed with the Bankruptcy Court.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, Bethlehem Steel Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Bethlehem Steel Corporation
                                           (Registrant)


                                    By /s/ E. P. Reybitz
                                    ------------------------------------------
                                    E. P. Reybitz
                                    Vice President, Chief Financial Officer
                                      and Treasurer
                                    (principal financial officer)

Date: November 14, 2003

                                  EXHIBIT INDEX


       The following is an index of the exhibits included in this Report:

Item
No.        Exhibit
---        -------

2.1 Debtors' Plan of Liquidation under Chapter 11 of the Bankruptcy Code, dated October 21, 2003, as filed with the U.S. Bankruptcy Court for the Southern District of New York (Incorporated by reference from Exhibit 2.1 to Bethlehem's Current Report on Form 8-K filed October 28, 2003)

2.2 Bankruptcy Court Order, dated October 22, 2003, confirming the Debtors' Plan of Liquidation under Chapter 11 of the Bankruptcy Code (Incorporated by reference from Exhibit 2.2 to Bethlehem's Current Report on Form 8-K filed October 28, 2003)

11         Statement Regarding Computation of Earnings Per Share

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002